Form 10-Q
period 2009-08-31
Business Outsourcing Service, Inc.
filed 2009-10-19
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period _____________ to _____________

                       Commission File Number: 333-158386


                       BUSINESS OUTSOURCING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                              98-0583166
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

             1001 SW 5th Avenue, Suite 1100, Portland, Oregon, 97204
                    (Address of principal executive offices)

                                 (503) 206-0935
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,300,000 common shares as of October 16, 2009

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits                                                            17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                           August 31,        November 30,
                                                                             2009               2008
                                                                           --------           --------
                                                                         (unaudited)          (audited)
ASSETS

Current assets
  Cash and bank accounts                                                   $ 18,175           $ 55,000
  Prepaid expenses                                                              493                 --
                                                                           --------           --------
                                                                             18,668             55,000

Software development                                                         15,000                 --
                                                                           --------           --------

Total assets                                                               $ 33,668           $ 55,000
                                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                         $  2,250           $  3,000
  Due to Stockholder                                                            500                500
                                                                           --------           --------

Total liabilities                                                             2,750              3,500
                                                                           --------           --------
Stockholders' equity
  Authorized
    50,000,000 Common shares with a par value of $0.001 per share
  Issued and outstanding
    2,300,000 Common Shares (Note 4)                                          2,300              2,300
  Additional paid-in capital                                                 52,700             52,700
  Deficit accumulated during the development stage                          (24,082)            (3,500)
                                                                           --------           --------

Total stockholders' equity                                                   30,918             51,500
                                                                           --------           --------

Total liabilities and stockholders' equity                                 $ 33,668           $ 55,000
                                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                 From Date of         From Date of
                                       Three Months         Nine Months          Incorporation        Incorporation
                                          Ended                Ended          (June 5, 2008) to    (June 5, 2008) to
                                        August 31,           August 31,           August 31,           August 31,
                                           2009                 2009                 2008                 2009
                                        ----------           ----------           ----------           ----------
REVENUE                                 $       --           $       --           $       --           $       --
                                        ----------           ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                      11,102               17,310                   --               20,310
  Office and miscellenous                    2,287                3,272                   --                3,272
  Incorporation costs                           --                   --                   --                  500
                                        ----------           ----------           ----------           ----------

Loss before income taxes                   (13,389)             (20,582)                  --              (24,082)
                                        ----------           ----------           ----------           ----------

Provision for income taxes                      --                   --                   --                   --
                                        ----------           ----------           ----------           ----------

Net loss                                $  (13,389)          $  (20,582)          $       --           $  (24,082)
                                        ==========           ==========           ==========           ==========

Basic and Diluted loss per share (1)            (1)                  (1)                  (1)
                                        ==========           ==========           ==========
Weighted  Average  Number of Common
 Shares Outstanding                      2,300,000            2,300,000            2,300,000
                                        ==========           ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                           Common Stock           Additional      During the         Total
                                        -------------------         Paid in       Development     Stockholders'
                                        Shares       Amount         Capital          Stage           Equity
                                        ------       ------         -------          -----           ------
Inception, June 5, 2008                      --      $     0       $      0        $      0        $      0

Shares issued to founder on
June 5, 2008 @ $0.0125 per share      1,600,000        1,600         18,400              --          20,000

Private placement on June 5, 2008
 @ $0.05 per share                      700,000          700         34,300              --          35,000

Net loss for the period                      --           --             --          (3,500)         (3,500)
                                      ---------      -------       --------        --------        --------

Balance, November 30, 2008            2,300,000        2,300         52,700          (3,500)         51,500

Net loss for the period                      --           --             --         (20,582)        (20,582)
                                      ---------      -------       --------        --------        --------

Balance, August 31, 2009              2,300,000      $ 2,300       $ 52,700        $(24,082)       $ 30,918
                                      =========      =======       ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     From Date of        From Date of
                                                                   Nine Months       Incorporation       Incorporation
                                                                     Ended        (June 5, 2008) to   (June 5, 2008) to
                                                                   August 31,         August 31,          August 31,
                                                                      2009               2008                2009
                                                                    --------           --------            --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                           $(20,582)          $ (7,192)           $(24,082)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                            (493)            (3,000)               (493)
     Increase (Decrease) in accrued liabilities                         (750)                --               2,250
     Increase (Decrease) in due to stockholder                            --                 --                 500
                                                                    --------           --------            --------

Net cash used in operating activities                                (21,825)           (10,192)            (21,825)
                                                                    --------           --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Software development                                               (15,000)           (15,000)            (15,000)
                                                                    --------           --------            --------

Cash used in investing activities                                    (15,000)           (15,000)            (15,000)
                                                                    --------           --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  --                 --              55,000
                                                                    --------           --------            --------

Cash from financing activities                                            --                 --              55,000
                                                                    --------           --------            --------

Change in cash during the period                                     (36,825)           (25,192)             18,175
Cash, beginning of the period                                         55,000             55,000                  --
                                                                    --------           --------            --------

Cash, end of the period                                             $ 18,175           $ 29,808            $ 18,175
                                                                    ========           ========            ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                        $     --           $     --            $     --
  Cash paid for interest                                            $     --           $     --            $     --

Non cash activities:
  Stock issued for services                                         $     --           $     --            $     --
  Stock issued for accounts payable                                 $     --           $     --            $     --
  Stock issued for notes payable and interest                       $     --           $     --            $     --
  Stock issued for convertible debentures and interest              $     --           $     --            $     --
  Convertible debentures issued for services                        $     --           $     --            $     --
  Warrants issued                                                   $     --           $     --            $     --
  Note payable issued for finance charges                           $     --           $     --            $     --
  Forgiveness of note payable and accrued interest                  $     --           $     --            $     --
  Stock issued for penalty on default of convertible debenture      $     --           $     --            $     --


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

Business Outsourcing Services Inc. ("the Company"), incorporated in the state of Nevada on June 5, 2008, is engaged in providing online bookkeeping services to small and medium sized companies.

The company has limited operations and is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

 The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1 filed with the SEC as of and for the period ended November 30, 2008. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. FINANCIAL INSTRUMENT

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, and an amount due to a stockholder. The amount due to a stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed. See Note 3 below.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 3 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Shares - Authorized

The company has 50,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the year, the company issued 2,300,000 common shares for total proceeds of $55,000.

As at August 31, 2009, the company has no warrants or options outstanding.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach.. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,298, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $24,082.

NOTE 6 - RELATED PARTY TRANSACTION

As at August 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $24,082 as of August 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of recently issued accounitnig pronoouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through October 19, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

We were incorporated in the state of Nevada on June 5, 2008 and are engaged in providing online accounting and bookkeeping services to small and medium sized companies who seek to save money by outsourcing these services. Our offices are currently located at 1001 SW 5th Avenue, Suite 1100, Portland, Oregon, 97204. Our telephone number is (503) 206-0935.

We are a development stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to August 31, 2009, we have incurred accumulated net losses of $24,082. As of August 31, 2009, we had total assets of $33,668 and total liabilities of $2,750. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

We plan to use a secure web site for our services and to facilitate the exchange of information between our clients and ourselves.

Prospective clients who visit our web will find comprehensive information regarding the services we offer. If they so choose, prospective clients may also register for our services through the same website. Our products and services will be delivered and/or rendered through a "Client Portal" on our web site.

Upon registration, we will offer each client a one-hour telephone "Needs Analysis" to start each client engagement. The Needs Analysis will be conducted at a pre-arranged time and date before we commence any work for the client. The Needs Analysis will enable us to assess which services best suit the individual needs of each client. This will also enable us to provide each client with a more accurate quote for the services rendered for first three months of engagement. The initial three month period is further intended to allow us to develop a foundation for ongoing discussions with the client about what they can expect from us and the services that we are able to provide.

PLAN OF OPERATION

Below is a summary of the various phases of our plan for the next twelve (12) months in order to execute our business plan. We must complete all the items listed below in order for us to generate revenues.

FOURTH FISCAL QUARTER 2009 - During this time, we intend to conclude discussions with a development contractor for the establishment and creation of our website, design the specifications of our system and procure a web hosting company. We expect that this process will take roughly one month. We also intend to proceed with acquiring office space, obtain telephone and internet service. At the end of the third quarter of 2009, we intend to complete the "information only" version of our website in order to build interest in the company during the development phase and encourage web site visitors to return at a later date.

FIRST FISCAL QUARTER OF 2010 - During this period, we intend to continue with our web site development work, including the "Client Portal" and the "Administrative Module." To further strengthen our future marketing campaign, we intend to study our Google Adwords marketing program in order to determine whether it is necessary for the Company to consider alternate marketing programs. We also anticipate developing an orientation program for our staff members during the fourth quarter of 2009. Lastly, we anticipate that we will complete the development of our software during this period.

SECOND FISCAL QUARTER OF 2010 - During the first quarter of 2010, the Company will continue the development and testing of all aspects of our website and complete the orientation and training program of our staff. We also anticipate using this period to review and modify, if found to be necessary, the benchmarks set during the last two (2) quarters of 2009 and make any adjustments thereto in anticipation of our launch in the second quarter of 2010.

THIRD FISCAL QUARTER OF 2010 - We anticipate completing all development work on our website during the second quarter of 2010. We also intend to initial the beta testing of our Client Portal with potential clients, as well as test the Administrative Portal with our contractors. We will make any modifications to our Client Portals and Administrative Portals based on the outcome of our beta testing and we anticipate that any such modifications will be completed during this period. During this time, we also intend to begin hiring the necessary staff for our operations, as well as launching an aggressive marketing campaign for our product. Lastly, we anticipate launching our website towards the end of the second quarter of 2010.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2009, THE PERIOD FROM INCEPTION (JUNE 5, 2008) TO AUGUST 31, 2008 AND THE PERIOD FROM INCEPTION (APRIL 30, 2008) TO AUGUST 31, 2009

We did not earn any revenues from inception through the period ending August 31, 2009. We incurred net operating expenses in the amount of $13,389 and $20,582 for the three and nine months ended August 31, 2009 compared with $nil for the period from inception to August 31, 2008. We incurred net operating expenses of $24,082 for the period from our inception on April 29, 2008 to August 31, 2009. Our operating expenses incurred for the three and nine months ended August 31, 2009 included $11,102 and $17,310 for accounting and legal fees, $2,287 and $3,272 in miscellaneous expenses compared with $nil for the respective expenses for the period from inception to August 31, 2008. Our operating expenses incurred for the period from our inception on April 29, 2008 to August 31, 2009 included $20,310 for accounting and legal fees, $3,272 in miscellaneous fees and $500 in incorporation costs. Thus, our net loss was $13,389 and $20,582 for the three and nine months ended August 31, 2009 and $24,082 for the period from our inception on June 5, 2008 to August 31, 2009. Comparatively, our net loss was $Nil for the period since inception on June 5, 2008 to August 31, 2008. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009, we had current assets in the amount of $18,668, consisting of cash and prepaid expenses. Our current liabilities as of August 31, 2009 were $2,750. Thus our working capital on August 31, 2009 was $15,918.

Our cash used in operating activities was $21,825 and $Nil for the nine months ended August 31, 2009 and period from inception to August 31, 2008. Our cash used in operating activities was $21,825 for the period from inception on June 5, 2008 to August 31, 2009.

Our cash used in investing activities was $15,000 and $Nil for the nine months ended August 31, 2009 and period from inception to August 31, 2008. Our cash used in operating activities was $15,000 for the period from inception on June 5, 2008 to August 31, 2009.

Our cash provided by financing activities was $Nil and $55,000 for the nine months ended August 31, 2009 and period from inception to August 31, 2008. Our cash provided by operating activities was $55,000 for the period from inception on June 5, 2008 to August 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of August 31, 2009, there were no off balance sheet arrangements.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, we have no established source of revenue. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $24,082 as of August 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2008 as reported in Form S-1, have been omitted.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed. See Note 3 below.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The adoption of recently issued accounting pronouncements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                             Description of Exhibit
------                             ----------------------

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Business Outsourcing Services, Inc.

Date: October 16, 2009

                                      By: /s/ Guilbert Cuison
                                         ---------------------------------------
                                             Guilbert Cuison
                                      Title: President, Secretary, Director