Form 10-K
period 2009-11-30
Business Outsourcing Service, Inc.
filed 2010-03-15
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-158386

                       BUSINESS OUTSOURCING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                               98-0583166
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1001 SW 5th Avenue, Suite 1100, Portland OR                         97204
 (Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 503-206-0935

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                N/A

              Securities registered under Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 29, 2009, the last business day of the Company's second fiscal quarter, was approximately $35,000 based upon 700,000 shares held by non-affiliates and a last sale price of $0.05 per share on June 5, 2008.

As of March 9, 2010, there were 2,300,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Business                                                              4
ITEM 1A. Risk Factors                                                          8
ITEM 1B. Unresolved Staff Comments                                            12
ITEM 2.  Properties                                                           13
ITEM 3.  Legal Proceedings                                                    13
ITEM 4.  Submission of Matters to a Vote of Security Holders                  13

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            13

ITEM 6.  Selected Financial Data                                              14
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           17
ITEM 8.  Financial Statements and Supplementary Data                          18
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 28
ITEM 9A. Controls and Procedures                                              28
ITEM 9B. Other Information                                                    28

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance               29
ITEM 11. Executive Compensation                                               30
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      31
ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         33
ITEM 14. Principal Accounting Fees and Services                               33

PART IV

ITEM 15. Exhibits, Financial Statement Schedules                              34

Signatures                                                                    35

                                     PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Business Outsourcing" mean Business Outsourcing Services, Inc, unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL

We were incorporated in the state of Nevada on June 5, 2008, under the name Business Outsourcing Services, Inc., and intend to engage in providing online accounting and bookkeeping services to small and medium sized companies who seek to save money by outsourcing these services.

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

Upon registration, we will offer each client a one-hour telephone "Needs Analysis" to start each client engagement. The Needs Analysis will be conducted at a pre-arranged time and date before we commence any work for the client. Through the Needs Analysis, we are able to assess which services best suite the individual needs of each client. This will also enable us to provide each client with a more accurate quote for the services rendered for first three months of engagement. The initial three month period is further intended to allow us to develop a foundation for ongoing discussions with the client about what they can expect from us and the services that we are able to provide.

We will offer our clients a number of service options to choose from including the following:

     1.   Bookkeeping Services only
     2. Bookkeeping & Accounting Service including preparation of financial statements
     3.   Payroll
     4.   Customized management reports

The rate for our services will be $30.00 per hour. However, each customer will be advised that they have the option to pre-pay for blocks of hours at a reduced rate as follows:

     Hours                Rate
     -----               ------
       5                 $29.00
      10                 $28.00
      25                 $27.50
      50                 $25.00
     100                 $22.50

Payment for our services will be processed via the Paypal(TM) payment system.

HOW IT WORKS

Our products and services will be delivered and/or rendered through a "Client Portal" on our web site. Clients are requested to register a valid user name and password in order to enter the Client Portal. Once logged in they will have access to a left column navigation bar with a series of click-through choices including:

"SECURE FOLDER" - Each client will have access to their own "Secure Folder" that is available to them 24-hours a day, seven days a week. This folder is also accessible to our staff bookkeeper or accountant that is tasked with the customer's data and our web site administrator, which will be one of the directors of the company. The Secure Folder is used to store documents and other pertinent information uploaded by our clients and used by our bookkeepers and/or accountants for the services rendered by us. The information contained in this folder will be encrypted and the transmission of information is encrypted using 128 bit encryption to ensure the customers' information privacy. Further, the documents and information stored in this folder will be automatically time and date stamped upon uploading, as well as each time any of our staff renders any work on the file. This feature enables our clients to constantly inform themselves of the progress made on their file.

"NOTES"- A Notes section will also be included and is intended to provide clients and our staff with designated a separate platform for exchanging notes and comments relative to the file. This also provides our clients with a platform wherein they can request details regarding a file or request a target date for completion of a particular task. Further, clients are granted access to these section 24-hours a day, seven days a week.

"Work In Progress"- The Work In Progress folder contains the information necessary for the percentage of completion calculations and further provides critical information relative to the total value and progress of work on hand. These updates will be color coded for easy recognition.

Each of our staff members are guided by specific instructions regarding how to address particular concerns or questions and are required to respond to all queries in a timely manner. Questions or comments may also be referred to one of the directors of the firm.

"Submit Documents" - This section provides our clients with a separate tab wherein our clients can upload documents for submission to us. A copy of all documents uploaded into this folder is retained and may be retrieved by the client at any given time.

"Contact Us"- This section provides our clients with a separate tab for contacting us in the event that any problems are encountered during their visit to our website. In this tab, clients will find a phone number to our customer relations department as well as other pertinent contact information.

We will recommend that all clients use high speed internet connection and a dual page scanner device for those documents that will be sent to us in PDF format.

We plan to use an accounting and bookkeeping software program such as QuickBooks that is well recognized in the marketplace and comes with software support from that company.

We will also have the following modules, accessible by our staff:

BOOKKEEPER MODULE: In this section, a bookkeeper is able to log into his account, view the companies he is assigned to work on and the work files associated with these companies. He is able to see the notes from our clients, as well as any comments or notes posted by our manager and post responses to all parties.

ADMINISTRATIVE MODULE: The Administrative Module is accessible only to the administrator. It permits the administrator to view the progress on all projects and grants him access to notes and comments posted by our customers as well as our staff. The administrator is also able to create company or bookkeeper accounts, and has the ability to suspend accounts or modify passwords if necessary.

PRODUCT DEVELOPMENT TIMELINE

Below is a summary of the various phases of our plan for the next twelve (12) months in order to execute our business plan. We must complete all the items listed below in order for us to generate revenues.

ACTIVITIES TO DATE - We have begun early stages of website development including discussions with our website developer detailing the plan, layout and purpose of the website. We have paid an initial amount of $15,000 for the development of our website.

SECOND QUARTER OF 2010 - During this time, we intend to finalize with our development contractor the creation of our information only website, design the specifications of our system and procure a web hosting company. We expect that this process will take roughly six to eight weeks. We also intend to finalize with acquiring office space, obtain telephone and internet service. At the end of the second quarter of 2010, we intend to complete the "information only" version of our website in order to build interest in the company during the development phase and encourage web site visitors to return at a later date.

THIRD QUARTER OF 2010 - During this period, we intend to continue with our web site development work, including the "Client Portal" and the "Administrative Module." To further strengthen our future marketing campaign, we intend to study our Google Adwords marketing program in order to determine whether it is necessary for the Company to consider alternate marketing programs. We also anticipate developing an orientation program for our staff members during the fourth quarter of 2009. Lastly, we anticipate that we will complete the development of our software during this period.

FOURTH QUARTER OF 2010 - During the fourth quarter of 2010, we will continue the development and testing of all aspects of our website and complete the orientation and training program of our staff. We also anticipate using this period to review and modify, if found to be necessary, the benchmarks set during the first three (3) quarters of 2010 and make any adjustments thereto in anticipation of our launch in the fourth quarter of 2010.

FIRST QUARTER OF 2011 - We anticipate completing all development work on our website during the first quarter of 2011. We also intend to initial the beta testing of our Client Portal with potential clients, as well as test the Administrative Portal with our contractors. We will make any modifications to our Client Portals and Administrative Portals based on the outcome of our beta testing and we anticipate that any such modifications will be completed during this period. During this time, we also intend to begin hiring the necessary staff for our operations, as well as launching an aggressive marketing campaign for our product. Lastly, we anticipate launching our website towards the end of the first quarter of 2011.

MARKETING STRATEGY

We are planning a multi-faceted strategy to market our services. These include email broadcasts to individuals or entities that we will acquire from list brokers, purchasing advertising in magazines targeted towards small business and using small classified ads in newspapers.

ONLINE ADVERTISING

A majority of our advertising and promotional activities will be centered on an online advertising campaign using Google Adwords. The Google Adwords programs will allow us to customize the text of the advertisement, the frequency the ad appears and the length of the contract.

EMAIL ADVERTISING CAMPAIGN

We plan to leverage on the well developed lists of prospective customer already available from companies such as infoUSA.com and Constant Contact. By adding an email advertising component to our marketing efforts we will be able to move faster in building brand name awareness in the marketplace.

MAGAZINE ADVERTISING

There are a number of hard copy and electronic magazines that appeal to small and medium size business owners including Business Week, Entrepreneur.com magazine and Small Business Opportunities. We plan to examine these publications and thereafter, make a selection as to which magazines may be most suitable for our advertising needs.

PUBLISHED ARTICLES AND WHITE PAPERS

Each of our Directors will write articles and white papers which are intended for publication in magazine, newsletters, e-zines, forums that cater to the needs of small and medium-sized business in the United States and Canada.

OUTBOUND CALLING

We will work with some call centers in India and Philippines. These call centers will call small and middle-sized businesses in the United States and solicit their business. The call center will earn 15-25% of the billing of each customer that purchases our services.

REFERRAL PROGRAM

We intend to implement a referral program. People or organizations that refer business will be paid a commission that ranges between 5-25% of the bill rate of the particular customer they refer. A simple referral will earn the referee 5% and a closed sale can earn up to 25%.

ONLINE FORUMS & CLASSIFIED

There are a number of classified web sites and forums that are targeted toward small business. Some are free to post such as www.craigslist.com and www.kijiji.com. We plan to make extensive use of free forums and classified sites.

SEARCH ENGINE OPTIMIZATION

An in-house marketing strategy that we plan to employ is to install meta-tags on every page of our web site. These are code words that reside in the hidden infrastructure of a web page and help to highlight a web page when someone is using a search engine to find information. For example, by including the words such as "BOOKKEEPING ACCOUNTING SERVICES" in the meta tags, our web pages will appear higher on the search page results of search engines like Google, Yahoo, AltaVista, Dogpile and others. This approach is commonly referred to as search engine optimization. By achieving a higher ranking in the search page results we hope to increase the number of web visitors that come to see our web page and decide to do business with us.

We intend to conduct quarterly reviews to monitor the effectiveness of our entire marketing plan and what adjustments if any could be made.

COMPETITION

The industry in which we are engaged is highly competitive. We compete against a number of online firms that have been in business for a longer period of time compared to us, as well as established bookkeeping and accounting firms that do not have an online application.

@BC BOOKKEEPING - Viejo, CA

This company has a modest web site that gives very little information regarding the type of accounting and bookkeeping services that are offered. The website also does not indicate the manner in which their services are provided to their customers.

BILL.COM - Palo Alto, CA

Bill.com provides automated services for account payables, check writing, document filing tasks and other day-to-day financing tasks. It also provides customers with a platform for storing digital images and other important documents. It is a private company that has already received funding from venture capitalists Doll Capital Management and Emergence Capital along with funding from other private investors who have chosen to support the company.

LEDGERSONLINE - Vancouver, BC, Canada

An international company that works with a wide range of companies including start-ups, resource companies and other small to medium size businesses. It delivers outsourced online bookkeeping & accounting services that, much like our service, enables its customers to access their account from any place in the world and at any time. LedgersOnline market their services by emphasizing that they offer services that range from basic bookkeeping to comprehensive Chief Financial Officer services that are accessible through a third party website, toffsontax.com.

ONLINE BOOKKEEPING SERVICES - Midland, WA

Based in Washington State, this company has a modest looking web site that promotes the various services they offer such as payroll processing, accounts payable, sales and inventory management, consulting services, secretarial services and financial management services. Online Bookkeeping Services has been providing its services since 2003. However, according to their website, their services are limited to small and medium businesses in Western Australia.

Start-up companies from around the globe including business in India and the Philippines are already doing business in America. The low cost of labor and the availability of high speed data transmissions has dramatically reduced the impact of working from a remote location to serve clients.

EMPLOYEES

As of March 9, 2010, we have 1 employee.

RESEARCH AND DEVELOPMENT EXPENDITURES

We anticipate that we will incur research and development expenditures in the amount of $17,500 during fiscal 2010.

SUBSIDIARIES

None.

PATENTS AND TRADEMARKS

None.

ITEM 1A. RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE INCURRED HISTORICAL LOSSES AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses from our inception, June 5, 2008 to the quarter ended November 30, 2009 in the amount of $29,148. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

WE EXPECT OUR OPERATING LOSSES TO CONTINUE AND WE ARE UNCERTAIN OF OUR ABILITY TO FUNCTION AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO OPERATE IN THE FUTURE.

We expect to incur increased operating expenses during the next 12 months. The amount of time required for us, as well as the net losses to be incurred in order for us to reach and sustain profitability is uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with our business, including, but not limited to the increase in costs to be incurred for research and development, protection of our intellectual property and the marketing and delivery of our product. There can be no assurance that we will ever generate revenue or achieve profitability at all or on any substantial basis. In addition, we may never secure the funding necessary to continue our operations beyond the next twelve (12) months. We have no agreements, commitments or understandings to secure any additional funding. As such, we may not be able to continue as a going concern and you may lose some or all of your investment in our common stock.

OUR ADMINISTRATIVE COSTS HAVE INCREASED SINCE WE BECAME A REPORTING COMPANY, WHICH WILL NEGATIVELY AFFECT OUR PROFITABILITY.

We have incurred additional administrative costs upon becoming a reporting company. At present, we anticipate that the costs to be incurred in order to comply with the reporting requirements will be approximately $15,000 for the next twelve months. Although we have allocated such amount in our financial projections for the next twelve months, if such estimates are erroneous or inaccurate, or if we encounter unforeseen costs associated with becoming a reporting company, we may not be able to carry out our business plan, which could result in the failure of our business and you could lose your entire investment.

OUR CUSTOMERS ARE SMALL AND MEDIUM-SIZED BUSINESSES, WHICH CAN BE CHALLENGING TO COST-EFFECTIVELY REACH, ACQUIRE AND RETAIN.

Our services will be offered and provided to small and medium sized businesses ("SMBs"). To date, we have no customers that have registered for our service. In order to grow our revenue base, we must, strive to gain customers, sell additional services to any existing customers that may register with us in the future and encourage such customers to renew their agreements with us upon expiry. However, selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMB customers:

     *    are more price sensitive;
     *    are more difficult to reach with traditional marketing campaigns;
     * have high churn rates in part because of the nature of their businesses;
     * often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar; and
     * are more vulnerable to negative changes in the general economic environment that may disrupt continued business operations.

If we are unable to cost-effectively market and sell our service to our target customers, our ability to grow our revenue quickly and become profitable will be harmed.

THE MARKET FOR OUR SERVICES IS PRICE SENSITIVE, AND IF THE PRICES WE CHARGE FOR OUR SERVICES ARE UNACCEPTABLE TO OUR CUSTOMERS, OUR OPERATING RESULTS WILL SUFFER.

Our services will be provided to SMBs which are very price sensitive. We have limited experience with respect to determining the appropriate prices for our services. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model that we may have previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could negatively impact our revenue, gross margin and operating results.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS, AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

Our company has been in existence only since June 2008. Our limited operating history will make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed, which may increase the risk to an investment in our securities.

WE DEPEND SUBSTANTIALLY ON CUSTOMERS REGISTERING, RENEWING AND UPGRADING THEIR SUBSCRIPTIONS FOR OUR SERVICES. ANY DECLINE IN OUR CUSTOMER REGISTRATION, RENEWALS AND UPGRADES WOULD HARM OUR FUTURE OPERATING RESULTS.

Our services will be offered and rendered pursuant to service agreements that have a specific term and are not automatically renewable. Our ability to grow will be dependent in part on customers renewing their registration after the term of their initial subscriptions. Our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers' spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not register for other services offered by us, our revenue may grow more slowly than expected or decline and our profitability and gross margins may be harmed.

IF THE SECURITY MEASURES UNDERTAKEN BY US TO PROTECT OUR CUSTOMER'S DATA ARE BREACHED AND UNAUTHORIZED PARTIES ARE ABLE TO ACCESS A CUSTOMER'S DATA, WE MAY INCUR SIGNIFICANT LIABILITIES, OUR SERVICE MAY BE PERCEIVED AS NOT BEING SECURE AND CUSTOMERS MAY CURTAIL OR STOP USING OUR SERVICES.

The services we plan to offer will involve the storage of large amounts of our customers' financial information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers' data, we could incur significant liability to our customers. As a consequence, our business will suffer and our reputation may be irreparably damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers or we may be sued by our customers. We do not have, and are likely not to have for the foreseeable future, insurance that will adequately cover any liability to a customer under these circumstances.

IF WE DO NOT ACCURATELY AND TIMELY PROVIDE OUR SERVICES, OUR OPERATING RESULTS WILL GREATLY SUFFER.

Our ability to achieve success is dependent on our ability to accurately and timely provide our bookkeeping and accounting services. Any defect in the software used by us to provide our services, or any human errors that may occur, will significantly affect the quality of our end product (i.e. reconciliation of accounts or reports issued to clients). At this time, we have not established measures to detect defects in the software used, or to prevent human error. Our inability to timely detect and prevent such errors will greatly affect our end product and our operating results may suffer. Customers may also make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or costly litigation. We do not maintain and do not expect to maintain in the foreseeable future, insurance to adequately cover these risks.

IF WE DO NOT EFFECTIVELY BUILD AND TRAIN OUR DIRECT SALES FORCE AND OUR SERVICES AND SUPPORT TEAMS, OUR FUTURE OPERATING RESULTS WILL SUFFER.

We plan to build our direct sales force and our services and support teams to increase our customer base and revenue. We believe that there is significant competition for direct sales, service and support personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business. If our efforts to build a direct sales force are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

IF WE ARE UNABLE TO DEVELOP OUR SERVICES TO ADDRESS CHANGING CUSTOMER NEEDS, OR TO SELL OUR SERVICES INTO NEW MARKETS, OUR REVENUE WILL NOT GROW AS EXPECTED.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our services, to develop new services to existing clients, as well as to sell into new markets. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our services may not be receptive. If we are unable to successfully develop or acquire new services, enhance our existing services to meet customer requirements or sell our services into new markets, our revenue will not grow as expected.

WE ARE VULNERABLE TO THE CURRENT ECONOMIC CRISIS WHICH MAY NEGATIVELY AFFECT OUR PROFITABILITY.

The worldwide recession is placing severe constraints on the ability of all companies, particularly smaller ones, to raise capital, operate effectively and profitably and to plan for the future. At the present time, it is not clear how big, or how severe, this economic crisis may be. As a small, start-up company we will be especially vulnerable to these conditions. If current economic conditions do not improve, or if it worsens, our business will likely be affected negatively and will suffer.

IF WE ARE UNABLE TO CONTROL THE COSTS OF PROVIDING OUR SERVICES, WE WILL BE UNABLE TO EARN PROFIT WITHIN THE TIMEFRAME WE ANTICIPATE.

An important element of our business plan is our ability to control the cost of providing our services to our clients or customers by retaining qualified bookkeepers within the Philippines. Retention of such bookkeepers entails minimal labor costs and our inability to retain qualified bookkeepers in the Philippines will likely result in an increase in our labor costs. Any increase in our costs will result in a decrease in our potential profit.

ASSERTIONS BY A THIRD PARTY THAT WE INFRINGE ITS INTELLECTUAL PROPERTY, WHETHER SUCCESSFUL OR NOT, COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION OR EXPENSIVE LICENSES.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become a publicly traded company, the possibility of intellectual property rights claims against us may grow. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property rights claim against us, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our suite to our customers and may require that we procure or develop substitute services that do not infringe.

For any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING, AND UNFAVORABLE CHANGES OR OUR FAILURE TO COMPLY WITH REGULATIONS COULD HARM OUR BUSINESS AND OPERATING RESULTS.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may become more likely. For example, the need for increased regulation in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information has been suggested by a number of politicians and if enacted could affect our customers' ability to use and share data, potentially reducing demand for our services. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

WE WILL RELY ON OUR KEY EMPLOYEES AND NEED ADDITIONAL PERSONNEL TO GROW OUR BUSINESS, AND THE LOSS OF ONE OR MORE KEY EMPLOYEES OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HARM OUR BUSINESS.

Our success and future growth depends to a significant degree on the skills and continued services of our key employee, Guilbert Cuison, our President, Secretary and Director. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business. We have no employment agreement or insurance policy insuring the life of our president and thus we are at risk should he become incapacitated, die, or otherwise voluntarily leave our employ.

OUR OFFICERS AND DIRECTORS ARE INVOLVED IN OTHER BUSINESS ACTIVITIES WHICH MAY RESULT IN A CONFLICT OF INTEREST.

Our officers and directors currently provide services for others unrelated to the services they are providing to us. As a result, they may have conflicts of interest in allocating their time and activities among the Company and their other business endeavors. Further, we do not have any policies relative to the amount of time that our officers and directors are required to devote to the Company, nor do we have any policies or procedures relating to the review and approval of any transaction that may cause a conflict of interest for our officers and/or directors. As a result, our officers and/or directors may choose to allocate their time and business opportunities away from the Company and to other business endeavors in which they may have a greater financial interest.

                       RISKS RELATING TO OUR COMMON STOCK

BECAUSE OUR DIRECTORS AND OFFICERS OWN 69.6% OF OUR OUTSTANDING COMMON STOCK, THEY CAN EXERT SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our directors and officer collectively own approximately 69.6% of the outstanding shares of our common stock. Accordingly, they can exert significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. The interests of our directors and officers may differ from the interests of our other shareholders and thus result in corporate decisions that are disadvantageous to our other shareholders.

OUR COMMON STOCK IS QUOTED ON THE OVER THE COUNTER BULLETIN BOARD BUT HAS NOT TRADED, AND THERE IS NO ASSURANCE THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT A VIABLE, LIQUID MARKET WITH LOW VOLATILITY WILL DEVELOP.

Our common stock is quoted on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "BOUT", however, there have been no reported trades.. A viable public market has not and may never materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If a viable public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

BECAUSE ARE SUBJECT TO "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission (the "SEC"). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

WE MAY BE EXPOSED TO POTENTIAL RISKS RESULTING FROM NEW REQUIREMENTS UNDER
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending November 30, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of such period. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010. We have not yet begun our assessment of the effectiveness of our internal control over financial reporting and expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. Further, implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take a significant amount of time to complete. Also, during the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We currently maintain our corporate office at 1001 SW 5th Avenue, Suite 1100, Portland, Oregon, 97204. We pay a monthly rent of $260 for this space.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended November 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and has been quoted on the OTCBB under the symbol "BOUT" since November 19, 2009. As of November 30, 2009, the closing price for our Common Stock as reported on the OTCBB was unavailable, as there have been no reported trades of our Common Stock.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended November 30, 2009 (no quotes are available for the previous fiscal year as our stock was not yet quoted on the OTC Bulletin Board at such time):

                  For the Fiscal Year Ended November 30, 2009

                For the Quarter ended          High          Low
                ---------------------          ----          ---
                November 30                    N/A           N/A
                August 31                      N/A           N/A
                May 31                         N/A           N/A
                February 28                    N/A           N/A

HOLDERS OF OUR COMMON STOCK

On March 9, 2010, the shareholders' list of our common stock showed 39 registered shareholders and 2,300,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of November 30, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended November 30, 2009 we have not sold any equity securities not registered under the Securities Act.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES

During each month within the fourth quarter of the fiscal year ended November 30, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OUR CONSOLIDATED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instrument consists of amount due to stockholder.
The amount due to stockholder is non interest-bearing. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed. See footnote 4 to our financial statements included in Item 8 of this Annual Report on Form 10-K.

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

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. We have not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

We have not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

We provide for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

OVERVIEW

We intend to develop an online accounting and bookkeeping services business. We initially required a minimum amount of $55,000 in order to successfully launch our Company, which we raised in full through the sale of shares of our common stock. We have very limited operations and no source of revenue at this time.

Our operating plan is as follows:

EARLY STAGE DEVELOPMENT: We plan to establish an "INFORMATION ONLY" web site in the second quarter of 2010. This will offer general information about the company and service offerings while the development phase is underway. We will continuously update this website, add tutorials, white papers, Frequently Asked Questions, etc.

OUTSIDE SOFTWARE CONTRACTOR: A software contractor is necessary for the establishment and creation of our website. Selecting the contractor is a critical component to our business and a contractor will be selected based on qualifications and the contractor's ability to work with us in the time allotted. We expect that this step will take one month to complete.

SPECIFICATIONS AND HIGH-LEVEL DESIGN: The work on the specifications and high-level design will be in a collaborative manner between our officer and directors, Guilbert Cuison and Jerome Golez, and the software contractor. We expect to complete specifications for the product and high level design within two months after the selection of a software contractor.

WEB HOSTING COMPANY: The choice of a web hosting company will be based on our track record, client references, ability to perform daily and whether the web hosting company has sufficient infrastructure for emergency back up. We intend on signing a one year agreement with a web hosting firm in the first month after receiving funding. We expect to lease two servers, one for development and one for deployment.

DATABASE CONFIGURATION AND DESIGN: The contractor will be responsible for developing the client database. The database will be developed in a highly secure online format to protect the privacy of our clients. Our management team will work closely with the software contractor to insure proper and secure design and implementation of the database.

During this first year of operation, our management team will contribute to the long-term growth and success of the business by donating their time without charge to the business. Each of Mr. Cuison and Mr. Golez are committed to spending at least 25 to 30 hours per week on company business.

RESULTS OF OPERATIONS

We are a development stage company with no established source of revenue. This raises substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since inception, our activities have been supported by equity financing, and as of November 30, 2009, we have sustained losses in the amount of $29,148.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company with no operating history. Since inception, we have raised $55,000 through the sale or our common stock and have incurred expenses of $29,148. We will require approximately $30,000 for the next twelve
(12) month period in order to fully execute our business plan, which amount includes an estimated $5,000 for the development of our website and approximately $15,000 for costs related to becoming a publicly reporting company. The funds necessary for our operations during the next twelve (12) months will be taken solely from the funds received to date from the various shareholders as we have not generated any revenues. In the event that we do not generate revenues within twelve (12) months after the launch of our website, we will require additional funding to continue our operations. At this time, we have no agreements, commitments or understandings to secure any additional funding. Given current market conditions, it may be difficult for us to obtain the funding necessary to continue our operations beyond the next twelve (12) months. Even if such funding is available, no assurance can be given that such will be on terms favorable to us.

We anticipate that we will experience substantial growth during the first two
(2) years of operations. We also anticipate that the Company will require approximately $50,000 in order to sufficiently provide for our operational costs during the first two (2) years of operations, including those expenses associated with becoming a publicly reporting company. Managing growth and the start-up of our business are likely to be a significant challenge to us, not only in terms of the implementation of our business plan, but also in dealing with the added pressures and costs of becoming a publicly reporting company. For instance, as a result of becoming a publicly reporting company, we are incurring additional accounting and legal costs in order to comply with the annual and quarterly filing requirements imposed by the SEC. Moreover, the Sarbanes-Oxley Act of 2002 imposes compliance and administrative rules on publicly reporting companies relating to the implementation, documentation and testing of internal controls over financial reporting. In addition, the current economic environment has resulted in a number of proposed regulations to be imposed on publicly traded companies, including those relating to enhanced disclosure laws and requirements and those relating to compensation of directors and officers. As such, members of our management team, none of whom have served as officers and directors of a publicly traded company, will be required to familiarize themselves with the various rules and regulations to be imposed on the Company once it becomes a publicly reporting company. These challenges will be imposed upon us during a relatively short time frame.

Our officers are also based in Singapore, which poses a unique set of challenges for us. Since the Company will be providing Internet based products and services, we believe that it is unnecessary for our officers to be based in the United States in order for them to effectively operate or manage the Company or to market our products within the U.S. Our target customers are small and medium sized business within the United States and as such, our officers may, on occasion, be required to travel to and from Singapore to the Company's main office located in the State of Nevada for business development purposes, which will entail additional costs on the part of the Company and poses challenges for our managers associated with such travel.

GOING CONCERN CONSIDERATION

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations. Please see footnote 8 to our financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS
                                NOVEMBER 30, 2009


Report of Independent Registered Public Accounting Firm                      19

Balance Sheets as of November 30, 2009 and 2008                              20

Statements of Operations for the periods ended November 30, 2009 and 2008 and the period from June 5, 2008 (inception) to
November 30, 2009                                                            21

Statement of Stockholders' Equity as of November 30, 2009                    22

Statements of Cash Flows for the periods ended November 30, 2009 and 2008 and the period from June 5, 2008 (inception) to
November 30, 2009                                                            23

Notes to the Financial Statements                                            24

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Business Outsourcing Services, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Business Outsourcing Services, Inc. (the "Company") as of November 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and for the period from June 5, 2008 (inception) through November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Outsourcing Services, Inc. as of November 30, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and the period from June 5, 2008 (inception) through November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Bingham Farms, Michigan
February 8, 2010

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF NOVEMBER 30, 2009 AND 2008

                                                                        November 30,       November 30,
                                                                           2009               2008
                                                                         --------           --------
                                    ASSETS

Current assets
  Cash and cash equivalents                                              $ 16,424           $ 55,000
  Prepaid expenses                                                            428                 --
                                                                         --------           --------
Total Current Assets                                                       16,852             55,000

Other assets

Website development costs                                                  15,000                 --
                                                                         --------           --------

Total Assets                                                             $ 31,852           $ 55,000
                                                                         ========           ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current liabilities
    Accounts payable                                                     $  1,500           $     --
    Accrued expenses                                                        4,000              3,000
    Due to stockholder                                                        500                500
    Total Liabilities                                                       6,000              3,500
                                                                         --------           --------

Stockholders' equity
  Common stock, par value $0.001, 50,000,000 shares authorized,
   2,300,000 shares issued and outstanding                                  2,300              2,300
  Additional paid-in capital                                               52,700             52,700
  Deficit accumulated during the development stage                        (29,148)            (3,500)
                                                                         --------           --------

Total Stockholders' Equity                                                 25,852             51,500
                                                                         --------           --------

Total Liabilities and Stockholders' Equity                               $ 31,852           $ 55,000
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2009 AND 2008
        AND THE PERIOD FROM JUNE 5, 2008 (INCEPTION) TO NOVEMBER 30, 2009

                                                                                             Period from
                                                                                            June 5, 2008
                                                   Year Ended          Period Ended        (Inception) To
                                                   November 30,         November 30,         November 30,
                                                      2009                 2008                 2009
                                                   ----------           ----------           ----------
REVENUES                                           $       --           $       --           $       --
                                                   ----------           ----------           ----------
OPERATING EXPENSES
  Accounting and legal                                 20,560                3,000               23,560
  Transfer agent and filing fees                        4,290                   --                4,290
  General & administrative expenses                       798                   --                  798
  Incorporation costs                                      --                  500                  500
                                                   ----------           ----------           ----------
TOTAL OPERATING EXPENSES                               25,648                3,500               29,148
                                                   ----------           ----------           ----------

LOSS FROM OPERATIONS                                  (25,648)              (3,500)             (29,148)

PROVISION FOR INCOME TAXES                                 --                   --                   --
                                                   ----------           ----------           ----------

NET LOSS                                           $  (25,648)          $   (3,500)          $  (29,148)
                                                   ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED              $    (0.01)          $    (0.00)
                                                   ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIC AND DILUTED                                  2,300,000            2,300,000
                                                   ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             AS OF NOVEMBER 30, 2009

                                                                                    Deficit
                                                                                  Accumulated
                                           Common Stock           Additional      During the         Total
                                        -------------------         Paid in       Development     Stockholders'
                                        Shares       Amount         Capital          Stage           Equity
                                        ------       ------         -------          -----           ------
Inception, June 5, 2008                      --      $     0       $      0        $      0        $      0

Shares issued to founder on
June 5, 2008 @ $0.0125 per share      1,600,000        1,600         18,400              --          20,000

Private placement on June 5, 2008
 @ $0.05 per share                      700,000          700         34,300              --          35,000

Net loss for the period
 ended November 30, 2008                     --           --             --          (3,500)         (3,500)
                                      ---------      -------       --------        --------        --------
Balance, November 30, 2008            2,300,000        2,300         52,700          (3,500)         51,500

Net loss for the year ended
 November 30, 2009                           --           --             --         (25,648)        (25,648)
                                      ---------      -------       --------        --------        --------

Balance, November 30, 2009            2,300,000      $ 2,300       $ 52,700        $(29,148)       $ 25,852
                                      =========      =======       ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED NOVEMBER 30, 2009 AND 2008
        AND THE PERIOD FROM JUNE 5, 2008 (INCEPTION) TO NOVEMBER 30, 2009

                                                                                          Period from
                                                                                         June 5, 2008
                                                    Year Ended        Period Ended      (Inception) To
                                                    November 30,       November 30,       November 30,
                                                       2009               2008               2009
                                                     --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                            $(25,648)          $ (3,500)          $(29,148)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     (Increase) in prepaid expenses                      (428)                --               (428)
     Increase in accounts payable                       1,500                 --              1,500
     Increase in accrued expenses                       1,000              3,000              4,000
     Increase in due to stockholder                        --                500                500
                                                     --------           --------           --------
Cash flows used in operating activities               (23,576)                --            (23,576)
                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                           (15,000)                --            (15,000)
                                                     --------           --------           --------
Cash flows used in investing activities               (15,000)                --            (15,000)
                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   --             55,000             55,000
                                                     --------           --------           --------
Cash flows provided by financing activities                --             55,000             55,000
                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                       (38,576)            55,000             16,424

Cash, beginning of the period                          55,000                 --                 --
                                                     --------           --------           --------
CASH, END OF THE PERIOD                              $ 16,424           $ 55,000           $ 16,424
                                                     ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                        $     --           $     --           $     --
                                                     ========           ========           ========
Income taxes paid                                    $     --           $     --           $     --
                                                     ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Business Outsourcing Services, Inc. ("the Company"), incorporated in the state of Nevada on June 5, 2008, intends to engage in providing online bookkeeping services to small and medium sized companies.

The Company has limited operations and is considered to be in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT
The Company's financial instrument consists of an amount due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed. See Note 4 below.

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

REVENUE RECOGNITION
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION
As of November 30, 2009, the Company has not issued any stock-based payments to its employees. The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the year ended November 30, 2009 did not have a significant effect on the Company's financial statements as of that date. In connection with the preparation of the accompanying financial statements as of November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (i.e., filed with the SEC on March __, 2010).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 3 - WEBSITE DEVELOPMENT COSTS

The Company has hired a third party to develop a website for the Company. As of November 30, 2009, the website is under construction, and is expected to be functional by approximately mid-2010. Once the website is functional, the website development costs will be amortized over a period of five years.

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of November 30, 2009 and 2008, there is a balance owing to a stockholder of the Company in the amount of $500.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company has 50,000,000 common shares authorized at a par value of $0.001 per share.

During the period ended November 30, 2008, the Company issued 2,300,000 common shares for total proceeds of $55,000.

As of November 30, 2009 and 2008, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The provision for Federal income tax consists of the following:

                                                  November 30,      November 30,
                                                     2009              2008
                                                   --------          --------
Refundable Federal income tax attributable to:
  Current operations                               $  8,720          $  1,190
  Less: valuation allowance                          (8,720)           (1,190)
                                                   --------          --------
Net provision for Federal income taxes             $     --          $     --
                                                   ========          ========

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amount is as follows:

                                                  November 30,      November 30,
                                                     2009              2008
                                                   --------          --------

Deferred tax asset attributable to:
  Net operating loss carryover                     $  9,910           $  1,190
Less: valuation allowance                            (9,910)            (1,190)
                                                   --------           --------
Net deferred tax asset                             $     --           $     --
                                                   ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $29,148 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 7 - RELATED PARTY TRANSACTION

As of November 30, 2009 and 2008, there is a balance owing to a stockholder of the Company in the amount of $500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $29,148 as of November 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Secretary (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC"s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

          Name of Officer            Age                  Position
          ---------------            ---                  --------

          Guilbert Cuison            42             President, Secretary

          Jerome Golez               41             Treasurer

GUILBERT CUISON, PRESIDENT, SECRETARY AND BOARD MEMBER. Apart from serving as the President, Secretary and as a member of the board of directors of the Company, Mr. Cuison also serves as a GNCC Level 2 Engineer at Citigroup in Singapore, which position he assumed in October 2007. As a Level 2 Engineer, he is responsible for a wide range of tasks including, performance of level 2 troubleshooting for EMEA, ASPAC and Japan regions for chronic and / or critical problems, assisting in root causing of all outages, the overall support of the Citibank network infrastructure, escalation of issues and / or outages to regional and global engineering and perform proactive audits on network devices. Prior to joining Citigroup, Mr. Cuison worked at AT&T as the Change Control Administrator / Network Engineer from June to October 2007 and October 2005 to December 2006. From December 2006 to June 2007, Mr. Cuison was employed by Hewlett Packard as its Resident Network Engineer. Gilbert Cuison has gained extensive experience in the computer field of network services and Accounting application software. Over the last twelve years he has worked in increasingly more complex positions involving local and wide area networks. Mr. Cuison received his Bachelor of Science in Electronics and Communication Engineering from Saint Louis University in 1989.

JEROME GOLEZ, TREASURER AND BOARD MEMBER. Apart from serving as the Treasurer and as a member of the board of directors of the Company, Mr. Golez also serves as a Sales Executive for Kenwood Electronics Singapore PTE. Ltd. in Singapore, where he has been employed since July 2005. At Kenwood, Mr. Golez is responsible for the sales and marketing of the company's products at the regional level covering accounts in India, the Philippines and other accounts. Prior to joining Kenwood, Mr. Golez worked as the Sony Product Manager for Keylargo Philippines Inc. in the Philippines from January 2005 to June 2005 where he was responsible for developing sales and marketing strategies to achieve profitability, build brand equity and promote the Sony line of car audio products. These efforts helped to establish the Sony Xplod products in the mainstream of the Philippine automotive marketplace. From 1993 to 2005, Mr. Golez worked as the Brand Manager for Super Manufacturing Inc., Philippines where he managed the Kenwood product line including point of sale, product presentation, sales training and account management. Mr. Golez received his Bachelor of Arts from Saint Louis University in 1988.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee, nor do we have an audit committee "financial expert."

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and stockholders holding more than 10% of the outstanding common stock of companies with a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of the common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the issuer with copies of all Section 16(a) reports they file. During the fiscal year ended November 30, 2009, our common stock was not registered under Section.12 of the Exchange Act, and as such, no reports required under
Section 16(a) were filed during that time.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended November 30, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     * each of our two most highly compensated executive officers, other than the Principal Executive Officer, who were serving as executive officers at the end of the fiscal year ended November 30, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended November 30, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                         Non-Equity     Nonqualified
 Name and      Fiscal Year                                               Incentive        Deferred
 Principal       Ended                             Stock      Option        Plan        Compensation    All Other
 Position      November 31,  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($)  Total($)
 --------      ------------  ---------  --------  ---------  ---------  ---------------  -----------  ---------------  --------
Guilbert Cuison   2009           0         0          0          0            0               0              0            0
President/        2008           0         0          0          0            0               0              0            0
Secretary/
Board Member

Jerome Golez      2009           0         0          0          0            0               0              0            0
Treasurer/        2008           0         0          0          0            0               0              0            0
Board Member

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                     Option Awards                                            Stock Awards
         ----------------------------------------------------------------   ------------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                            Equity                                                    Number of    Value of
                                           Incentive                          Number                  Unearned     Unearned
                                          Plan Awards;                          of         Market      Shares,      Shares,
           Number of      Number of        Number of                          Shares      Value of    Units or     Units or
          Securities     Securities       Securities                         or Units    Shares or     Other         Other
          Underlying     Underlying       Underlying                         of Stock     Units of     Rights       Rights
          Unexercised    Unexercised      Unexercised   Option     Option      That      Stock That     That         That
           Options         Options         Unearned    Exercise  Expiration  Have Not     Have Not    Have Not     Have Not
Name     Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date     Vested(#)    Vested($)   Vested(#)    Vested(#)
----     -------------- ----------------  ----------    -----       ----     ---------    ---------   ---------    ---------
Guilbert       --             --               --          --         --         --            --          --           --
Cuison
President/
Secretary/
Board Member

Jerome         --             --               --          --         --         --            --          --           --
Golez
Treasurer/
Board Member

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended November 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of March 9, 2010, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                  Amount and
                                                  Nature of
                      Name and Address of         Beneficial         Percentage
Title of Class        Beneficial Owner (2)       Ownership (1)      of Class (1)
--------------        --------------------       -------------      ------------

Common Stock         Guilbert Cuison                800,000            34.8%

Common Stock         Jerome Golez                   800,000            34.8%

All officers and
 directors as a
 group (2 persons)                                1,600,000            69.6%

----------
(1)  Based on 2,300,000 shares of our common stock outstanding.
(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans as of November 30, 2009.

                            Number of Securities to be                                           Number of Securities
                             Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                               Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                               Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                       (a)                             (b)                      (excluding column (a))
   -------------               -------------------             -------------------           -------------------------
Equity Compensation Plans              --                             --                               --
Approved by Security
Holders

Equity Compensation Plans              --                             --                               --
Not Approved by Security
Holders

     Total                             --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On June 5, 2008, we sold 1,600,000 shares of our common stock to our directors for cash payment to us of $20,000. We believe this issuance was exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to Mr. Cuison and Mr. Gomez who are non-U.S. citizens, and transfers were restricted by us in accordance with the requirements of the Securities Act of 1933.

On June 5, 2008 our director provided the Company with a working capital loan in the amount of $500. The loan is non-interest bearing, unsecured, and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the year ended November 30, 2009, Silberstein Ungar, PLLC (formerly Maddox Ungar Silberstein, PLLC) billed us for $4,000 in audit fees.

REVIEW FEES

Silberstein Ungar, PLLC (formerly Maddox Ungar Silberstein, PLLC) billed us $2,725 for reviews of our quarterly and S-1/A financial statements in 2009 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Silberstein Ungar, PLLC (formerly Maddox Ungar Silberstein, PLLC) for tax compliance, tax advice, tax planning or other work during our fiscal year ended November 30, 2009.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                             Description
-------                             -----------

3.1 Articles of Incorporation. (Attached as Exhibit 3.1 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

3.2 Bylaws. (Attached as Exhibit 3.2 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

4.1 Specimen Stock Certificate (Attached as Exhibit 4.1 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

10.1 Subscription Agreement dated June 5, 2008 between Business Outsourcing Services, Inc. and Guilbert Cuison (Attached as Exhibit 10.1 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

10.2 Subscription Agreement dated June 5, 2008 between Business Outsourcing Services, Inc. and Jerome Golez (Attached as Exhibit 10.2 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

10.3 Form of Subscription Agreement (Attached as Exhibit 10.3 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

23.1      Consent of Silberstein Ungar, PLLC CPAs and Business Advisors

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2010
                                     BUSINESS OUTSOURCING SERVICES, INC.


                                     By: /s/ Guilbert Cuison
                                         ---------------------------------------
                                         Guilbert Cuison
                                         President
                                         (Principal Executive Officer, Principal
                                         Accounting Officer and Principal
                                         Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        CAPACITY IN WHICH SIGNED                    DATE
       ---------                        ------------------------                    ----

/s/ Guilbert Cuison               President, Secretary and Director             March 12, 2010
------------------------------    (Principal Executive Officer, Principal
                                  Accounting Officer and Principal
Guilbert Cuison                   Financial Officer)


/s/ Jerome Golez                  Treasurer and Director                        March 12, 2010
------------------------------
Jerome Golez