Form 10-Q
period 2010-05-31
Business Outsourcing Service, Inc.
filed 2010-07-15
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                   For the quarterly period ended May 31, 2010

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period __________ to __________

                       Commission File Number: 333-158386


                       BUSINESS OUTSOURCING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          98-0583166
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,300,000 common shares as of June 15, 2010

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     May 31,         November 30,
                                                                      2010               2009
                                                                    --------           --------
                                                                   (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                            $  7,223           $ 16,424
  Prepaid expenses                                                       461                428
                                                                    --------           --------
                                                                       7,684             16,852
  Software development                                                15,000             15,000
                                                                    --------           --------

      Total assets                                                  $ 22,684           $ 31,852
                                                                    ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $  4,000           $  5,500
  Due to Stockholder                                                     500                500
                                                                    --------           --------
      Total liabilities                                                4,500              6,000
                                                                    --------           --------
Stockholders' equity
  Authorized
    50,000,000 Common shares with a par value of $0.001 per share
  Issued and outstanding
    2,300,000 Common Shares (Note 4)                                   2,300              2,300
  Additional paid-in capital                                          52,700             52,700
  Deficit accumulated during the development stage                   (36,816)           (29,148)
                                                                    --------           --------
      Total stockholders' equity                                      18,184             25,852
                                                                    --------           --------

      Total liabilities and stockholders' equity                    $ 22,684           $ 31,852
                                                                    ========           ========


              The accompanying notes are an integral part of these
                             financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (unaudited)

                                                                                                        From Date of
                                      Three Months     Three Months      Six Months       Six Months    Incorporation
                                         Ended            Ended            Ended            Ended     (June 5, 2008) to
                                         May 31,          May 31,          May 31,          May 31,         May 31,
                                          2010             2009             2010             2009            2010
                                       ----------       ----------       ----------       ----------      ----------
REVENUE                                $       --       $       --       $       --       $       --      $       --
                                       ----------       ----------       ----------       ----------      ----------
OPERATING EXPENSES
  Accounting and legal                      4,672            4,707            6,422            6,207          29,982
  Office and miscellaneous                    218              779            1,246              985           6,334
  Incorporation costs                          --               --               --               --             500
                                       ----------       ----------       ----------       ----------      ----------
Loss before income taxes                   (4,890)          (5,486)          (7,668)          (7,192)        (36,816)
                                       ----------       ----------       ----------       ----------      ----------

Provision for income taxes                     --               --               --               --              --
                                       ----------       ----------       ----------       ----------      ----------

Net loss                               $   (4,890)      $   (5,486)      $   (7,668)      $   (7,192)     $  (36,816)
                                       ==========       ==========       ==========       ==========      ==========

Basic and Diluted loss per share (1)           (1)              (1)              (1)              (1)
                                       ==========       ==========       ==========       ==========

Weighted Average Number of Common
 Shares Outstanding                     2,300,000        2,300,000        2,300,000        2,300,000
                                       ==========       ==========       ==========       ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                           Common Stock            Additional   During the       Total
                                       ---------------------        Paid in     Development   Stockholders'
                                       Shares         Amount        Capital        Stage         Equity
                                       ------         ------        -------        -----         ------
Inception, June 5, 2008                      --     $      --      $      --     $      --     $      --

Shares issued to founder on
 June 5, 2008 @ $0.0125 per share     1,600,000         1,600         18,400            --        20,000

Private placement on  June 5, 2008
 @ $0.05 per share                      700,000           700         34,300            --        35,000

Net loss for the period                      --            --             --        (3,500)       (3,500)
                                      ---------     ---------      ---------     ---------     ---------

Balance, November 30, 2008            2,300,000         2,300         52,700        (3,500)       51,500

Net loss for the period                      --            --             --       (25,648)      (25,648)
                                      ---------     ---------      ---------     ---------     ---------

Balance, November 30, 2009            2,300,000         2,300         52,700       (29,148)       25,852

Net loss for the period                      --            --             --        (7,668)       (7,668)
                                      ---------     ---------      ---------     ---------     ---------

Balance, May 31, 2010                 2,300,000     $   2,300      $  52,700     $ (36,816)    $  18,184
                                      =========     =========      =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (unaudited)


                                                                                                        From Date of
                                                                    Six Months         Six Months       Incorporation
                                                                      Ended              Ended        (June 5, 2008) to
                                                                      May 31,            May 31,            May 31,
                                                                       2010               2009               2010
                                                                     --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                            $ (7,668)          $ (7,192)          $(36,816)
  Adjustments  to reconcile  net (loss) to net
   cash (used in) operating activities:
     (Increase) Decrease in prepaid expenses                              (33)            (3,000)              (461)
     Increase (Decrease) in accrued liabilities                        (1,500)                --              4,000
     Increase (Decrease) in due to stockholder                             --                 --                500
                                                                     --------           --------           --------

           Net cash used in operating activities                       (9,201)           (10,192)           (32,777)
                                                                     --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Software development                                                     --            (15,000)           (15,000)
                                                                     --------           --------           --------
           Cash used in investing activities                               --            (15,000)           (15,000)
                                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                   --                 --             55,000
                                                                     --------           --------           --------

           Cash from financing activities                                  --                 --             55,000
                                                                     --------           --------           --------

Change in cash during the period                                       (9,201)           (25,192)             7,223
Cash, beginning of the period                                          16,424             55,000                 --
                                                                     --------           --------           --------

Cash, end of the period                                              $  7,223           $ 29,808           $  7,223
                                                                     ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                         $     --           $     --           $     --
  Cash paid for interest                                             $     --           $     --           $     --

Non cash activities:
  Stock issued for services                                          $     --           $     --           $     --
  Stock issued for accounts payable                                  $     --           $     --           $     --
  Stock issued for notes payable and interest                        $     --           $     --           $     --
  Stock issued for convertible debentures and interest               $     --           $     --           $     --
  Convertible debentures issued for services                         $     --           $     --           $     --
  Warrants issued                                                    $     --           $     --           $     --
  Note payable issued for finance charges                            $     --           $     --           $     --
  Forgiveness of note payable and accrued interest                   $     --           $     --           $     --
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

As at May 31, 2010, the company has no warrants or options outstanding.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,010, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $36,816.

NOTE 6 - RELATED PARTY TRANSACTION

As at May 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $500.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $36,816 as of May 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Management  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to May 31, 2010, we have incurred accumulated net losses of $36,816. As of May 31, 2010, we had total assets of $22,684 and total liabilities of $4,500. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

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

THIRD FISCAL QUARTER 2010 - During this time, we intend to conclude discussions with a development contractor for the establishment and creation of our website, design the specifications of our system and procure a web hosting company. We expect that this process will take roughly one month. We also intend to proceed with acquiring office space, obtain telephone and internet service. At the end of the third quarter of 2010, we intend to complete the "information only" version of our website in order to build interest in the company during the development phase and encourage web site visitors to return at a later date.

FOURTH FISCAL QUARTER 2010 - During this period, we intend to continue with our web site development work, including the "Client Portal" and the "Administrative Module." To further strengthen our future marketing campaign, we intend to study our Google Adwords marketing program in order to determine whether it is necessary for the Company to consider alternate marketing programs. We also anticipate developing an orientation program for our staff members during the fourth quarter of 2010. Lastly, we anticipate that we will complete the development of our software during this period.

FIRST FISCAL QUARTER OF 2011 - During the first quarter of 2010, the Company will continue the development and testing of all aspects of our website and complete the orientation and training program of our staff. We also anticipate using this period to review and modify, if found to be necessary, the benchmarks set during the last two (2) quarters of 2010 and make any adjustments thereto in anticipation of our launch in the second quarter of 2011.

SECOND FISCAL QUARTER OF 2011 - We anticipate completing all development work on our website during the second quarter of 2010. We also intend to initial the beta testing of our Client Portal with potential clients, as well as test the Administrative Portal with our contractors. We will make any modifications to our Client Portals and Administrative Portals based on the outcome of our beta testing and we anticipate that any such modifications will be completed during this period. During this time, we also intend to begin hiring the necessary staff for our operations, as well as launching an aggressive marketing campaign for our product. Lastly, we anticipate launching our website towards the end of the second quarter of 2011.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2010 AND 2009, AND THE PERIOD FROM INCEPTION (JUNE 5, 2008) TO MAY 31, 2010

We did not earn any revenues from inception through the period ending May 31, 2010.

We incurred net operating expenses in the amount of $4,890 for the three months ended May 31, 2010 compared with $4,486 for the three months ended May 31, 2009. Our operating expenses incurred for the three months ended May 31, 2010 included $4,672 for accounting and legal fees and $218 in miscellaneous expenses compared with $3,707 and $779 for the respective expenses for the respective periods ended May 31, 2009.

We incurred net operating expenses in the amount of $7,668 for the six months ended May 31, 2010 compared with $7,192 for the six months ended May 31, 2009. Our operating expenses incurred for the six months ended May 31, 2010 included $6,422 for accounting and legal fees and $1,246 in miscellaneous expenses compared with $6,207 and $985 for the respective expenses for the respective periods ended May 31, 2009.

We incurred net operating expenses of $36,816 for the period from our inception on June 5, 2008 to May 31, 2010. Our operating expenses incurred for the period from our inception on June 5, 2008 to May 31, 2010 included $29,982 for accounting and legal fees, $6,334 in miscellaneous fees and $500 in incorporation costs.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2010, we had current assets in the amount of $7,684, consisting of cash and prepaid expenses. Our current liabilities as of May 31, 2010 were $4,500. Thus our working capital on May 31, 2010 was $3,184.

Our cash used in operating activities was $9,201 and $10,192 for the six months ended May 31, 2010 and 2009. Our cash used in operating activities was $32,777 for the period from inception on June 5, 2008 to May 31, 2010.

Our cash used in investing activities was $Nil and $15,000 for the six months ended May 31, 2010 and 2009. Our cash used in operating activities was $15,000 for the period from inception on June 5, 2008 to May 31, 2010.

Our cash provided by financing activities was $Nil and $Nil for the six months ended May 31, 2010 and 2009. Our cash provided by operating activities was $55,000 for the period from inception on June 5, 2008 to May 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of May 31, 2010, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $36,816 as of May 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of May 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2010.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2010.

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

                                 Business Outsourcing Services, Inc.


Date: July 15, 2010              By: /s/ Guilbert Cuison
                                     -------------------------------------------
                                        Guilbert Cuison
                                 Title: President, Secretary, and Director