Form 10-Q/A
period 2010-02-28
Business Outsourcing Service, Inc.
filed 2010-11-10
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

On April 16, 2010, the undersigned registrant filed a Form 10-Q for the quarter ended February 28, 2010 ("Original Quarterly Filing"). The registrant hereby amends the Original Quarterly Filing on Form 10-Q to include a discussion on the effectiveness of the registrant's disclosure controls and procedures. No other changes have been made to the Original Quarterly Filing other than as described above. This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-Q, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our PEO and PFO has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports are accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

                                 Business Outsourcing Services, Inc.

Date: November 10, 2010


                                 By: /s/ Guilbert Cuison
                                    --------------------------------------
                                        Guilbert Cuison
                                 Title: President, Secretary Director