Form 10-Q/A
period 2010-05-31
Business Outsourcing Service, Inc.
filed 2010-11-10
CIK 1460602

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

                                EXPLANATORY NOTE

On July 15, 2010, the undersigned registrant filed a Form 10-Q for the quarter ended May 31, 2010 ("Original Quarterly Filing"). The registrant hereby amends the Original Quarterly Filing on Form 10-Q to include a discussion on the effectiveness of the registrant's disclosure controls and procedures. No other changes have been made to the Original Quarterly Filing other than as described above. This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-Q, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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