Form 10-Q/A
period 2010-02-28
Business Outsourcing Service, Inc.
filed 2011-01-24
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No.2

(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the quarterly period ended February 28, 2010

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period _____________ to _____________


                       BUSINESS OUTSOURCING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

        NEVADA                         333-158386                 98-0583166
(State of Incorporation               (Commission               (IRS Employer
 or other jurisdiction)               File Number)           Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,300,000 common shares as of April 14, 2010

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

On April 16, 2010, the undersigned registrant filed a Form 10-Q for the quarter ended February 28, 2010 ("Original Quarterly Filing"). On November 10, 2010, the registrant filed an amendment to such Original Quarterly Filing (the "Amended Quarterly Filing") to include a discussion on the effectiveness of the registrant's disclosure controls and procedures. The Registrant hereby further amends the Amended Quarterly Filing to indicate that based on the evaluation of the Registrant's management, including its Principal Executive Officer and
Principal  Financial  Officer,  such  officer  concluded  that the  Registrant's
Disclosure Controls and Procedures are not effective and do not provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC. No other changes have been made to the Original Quarterly Filing or the Amended Quarterly Filing other than as described above. This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-Q, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission ("SEC") subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly anyforward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

FOURTH FISCAL QUARTER OF 2010 - During the fourth quarter of 2010, the Company will continue the development and testing of all aspects of our website and complete the orientation and training program of our staff. We also anticipate using this period to review and modify, if found to be necessary, the benchmarks set during the previous (2) quarters and make any adjustments thereto in anticipation of our launch in the second quarter of 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), has evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, our PEO and PFO has concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the PEO and PFO, during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure. Further, our PEO and PFO has concluded that such ineffectiveness is a direct result of the weaknesses in the Company's Internal Controls over Financial Reporting, as more fully discussed below.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of February 28, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financialstatements in future periods.

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

                                 Business Outsourcing Services, Inc.

Date: January 21, 2011


                                 By: /s/ Guilbert Cuison
                                    --------------------------------------
                                        Guilbert Cuison
                                 Title: President, Secretary Director