Form 10-Q/A
period 2010-05-31
Business Outsourcing Service, Inc.
filed 2011-01-24
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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

                                EXPLANATORY NOTE

On July 15, 2010, the undersigned registrant filed a Form 10-Q for the quarter ended May 31, 2010 ("Original Quarterly Filing"). On November 10, 2010, the registrant filed an amendment to such Original Quarterly Filing (the "Amended Quarterly Filing") to include a discussion on the effectiveness of the registrant's disclosure controls and procedures. The Registrant hereby further amends the Amended Quarterly Filing to indicate that based on the evaluation of the Registrant's management, including its Principal Executive Officer and Principal Financial Officer, such officer has concluded that the Registrant's Disclosure Controls and Procedures are not effective and do not provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC. No other changes have been made to the Original Quarterly Filing or the Amended Quarterly Filing other than as described above. This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-Q, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission ("SEC") subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), has evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as defined in Rules 13a-15 or 15d-15(f), promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, our PEO and PFO has concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to the Company is made known to management, including the PEO and PFO, during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure. Further, our PEO and PFO has concluded that such ineffectiveness is a direct result of the weaknesses in the Company's Internal Controls over Financial Reporting, as more fully discussed below.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f), promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

                                 Business Outsourcing Services, Inc.


Date: January 21, 2011           By: /s/ Guilbert Cuison
                                     -------------------------------------------
                                        Guilbert Cuison
                                 Title: President, Secretary, and Director