Form 10-Q/A
period 2010-08-31
Business Outsourcing Service, Inc.
filed 2011-01-24
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No.1

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

                                EXPLANATORY NOTE

On October 20, 2010, the undersigned registrant filed a Form 10-Q for the quarter ended August 31, 2010 ("Original Quarterly Filing"). The registrant hereby amends the Original Quarterly Filing on Form 10-Q to include a discussion on the effectiveness of the registrant's disclosure controls and procedures. No other changes have been made to the Original Quarterly Filing other than as described above. This amendment does not reflect any subsequent information or events occurring after the original filing date or modify or update in any way disclosures made (except for those noted above) in the Form 10-Q, as filed with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

                                    Business Outsourcing Services, Inc.

Date: January 21, 2011

                                    By: /s/ Guilbert Cuison
                                       -----------------------------------------
                                           Guilbert Cuison
                                    Title: President, Secretary Director