Form 10-K
period 2010-11-30
Business Outsourcing Service, Inc.
filed 2011-02-28
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended NOVEMBER 30, 2010

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

                                  503-206-0935
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                 N/A

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X}

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 31, 2010, the last business day of the Company's second fiscal quarter, was approximately $35,000 based upon 700,000 shares held by non-affiliates and a last sale price of $0.05 per share on June 5, 2008.

As of February 28, 2011, there were 2,300,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.    Business                                                           4
ITEM 1A.   Risk Factors                                                       8
ITEM 1B.   Unresolved Staff Comments                                         13
ITEM 2     Properties                                                        13
ITEM 3.    Legal Proceedings                                                 13
ITEM 4.    Submission of Matters to a Vote of Security Holders               13

                                     PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 13
ITEM 6.    Selected Financial Data                                           14
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             15
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk        20
ITEM 8.    Financial Statements and Supplementary Data                       21
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              22
ITEM 9A.   Controls and Procedures                                           22
ITEM 9B.   Other Information                                                 22

                                    PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance            23
ITEM 11.   Executive Compensation                                            24
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   25
ITEM 13.   Certain Relationships and Related Transactions, and Director
           Independence                                                      27
ITEM 14.   Principal Accounting Fees and Services                            27

                                     PART IV

ITEM 15.   Exhibits, Financial Statement Schedules                           28
Signatures                                                                   29

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

The rate for our services will be $30.00 per hour. However, each customer will be advised that they have the option to pre-pay for blocks of hours at a reduced rate as follows:

                              Hours          Rate
                              -----          ----
                                5          $ 29.00
                               10          $ 28.00
                               25          $ 27.50
                               50          $ 25.00
                              100          $ 22.50

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

PRODUCT DEVELOPMENT TIMELINE

Below is a summary of the various phases of our plan for the next twelve (12) months in order to execute our business plan. This plan is subject to us receiving suitable equity or debt financing . We must complete all the items listed below in order for us to generate revenues.

ACTIVITIES TO DATE - WE HAVE BEGUN EARLY STAGES OF WEBSITE DEVELOPMENT INCLUDING DISCUSSIONS WITH OUR WEBSITE DEVELOPER. WE HAVE PAID AN INITIAL AMOUNT OF $15,000 FOR THE DEVELOPMENT OF OUR WEBSITE.

SECOND QUARTER OF 2011 - During this time, we intend to finalize with our development contractor the creation of our information only website, design the specifications of our system and procure a web hosting company. We expect that this process will take roughly six to eight weeks. We also intend to finalize with acquiring office space, obtain telephone and internet service. At the end of the second quarter of 2011, we intend to complete the "information only" version of our website in order to build interest in the company during the development phase and encourage web site visitors to return at a later date.

THIRD QUARTER OF 2011 - During this period, we intend to continue with our web site development work, including the "Client Portal" and the "Administrative Module." To further strengthen our future marketing campaign, we intend to study our Google Adwords marketing program in order to determine whether it is necessary for the Company to consider alternate marketing programs. We also anticipate developing an orientation program for our staff members during the fourth quarter of 2011. Lastly, we anticipate that we will complete the development of our software during this period.

FOURTH QUARTER OF 2011 - During the fourth quarter of 2011, the Company will continue the development and testing of all aspects of our website and complete the orientation and training program of our staff. We also anticipate using this period to review and modify, if found to be necessary, the benchmarks set during the first three (3) quarters of 2011 and make any adjustments thereto in anticipation of our launch in the fourth quarter of 2011.

FIRST QUARTER OF 2012 - We anticipate completing all development work on our website during the second quarter of 2012. We also intend to initial the beta testing of our Client Portal with potential clients, as well as test the Administrative Portal with our contractors. We will make any modifications to our Client Portals and Administrative Portals based on the outcome of our beta testing and we anticipate that any such modifications will be completed during this period. During this time, we also intend to begin hiring the necessary staff for our operations, as well as launching an aggressive marketing campaign for our product. Lastly, we anticipate launching our website towards the end of the first quarter of 2012.

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

EMPLOYEES

As of February 28, 2011, we have no employees.

RESEARCH AND DEVELOPMENT EXPENDITURES

We anticipate that we will incur research and development expenditures in the amount of $10,000 during fiscal 2011.

SUBSIDIARIES

None.

PATENTS AND TRADEMARKS

None.

ITEM 1A. RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE INCURRED HISTORICAL LOSSES AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses from our inception, June 5, 2008 to November 30, 2010 in the amount of $65,321. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We currently maintain our corporate office at 1001 SW 5th Avenue, Suite 1100, Portland, Oregon, 97204. We pay a monthly rent of $65 for this space.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "BOUT." As of November 30, 2010, the closing price for our Common Stock as reported on the OTCBB was unavailable, as there have been no reported trades of our Common Stock.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended November 30, 2010:

For the Fiscal Year Ended November 30, 2010

               For the Quarter ended      High          Low
               ---------------------     ------        -----
                 November 30              $0.20        $0.11
                 August 31                 N/A          N/A
                 May 31                    N/A          N/A
                 February 29               N/A          N/A

HOLDERS OF OUR COMMON STOCK

On February 28, 2011, the shareholders' list of our common stock showed 19 registered shareholders and 2,300,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of November 30, 2010, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended November 30, 2010 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended November 30, 2010, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information, which should be read in conjunction with the information set forth in the "Management's Discussion and Analysis of Financial Position and Results of Operations" section and the accompanying financial statements and related notes included elsewhere in this Prospectus.

INCOME STATEMENT DATA

                                                              From Inception
                           Year Ended         Year Ended    (April 29, 2008) to
                           November 30,       November 30,      November 30,
                              2010               2009               2010
                            --------           --------           --------
Revenues                    $     --           $     --           $     --
Operating Expenses          $ 36,173           $ 25,648           $ 65,321
Net Loss                    $ 36,173           $ 25,648           $ 65,321
Net Loss Per Share          $   0.00           $   0.00           $     --

BALANCE SHEET DATA

                                              November 30,       November 30,
                                                 2010               2009
                                               --------           --------
Working Capital (Deficiency)                   $(10,321)          $(10,852)
Current Assets                                 $  1,617           $ 16,852
Current Liabilities                            $ 11,938           $  6,000

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

RESEARCH AND DEVELOPMENT

We have not expended any funds on research and development since inception and we do not intend to allocate any funds to research and development over the twelve months ending November 30, 2011.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2010.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2010.

Our operating results for the year ended November 30, 2010 are summarized as follows in comparison to our operating results for the same period ended November 30, 2009:

                                                       Year Ended
                                                       November 30,
                                                 2010               2009
                                               --------           --------
Revenue                                        $     --           $     --
Operating Expenses                             $ 36,173           $ 25,648
Net Loss                                       $ 36,173           $ 25,648

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses for the year ended November 30, 2010 are outlined in the table below in comparison to our general and administrative expenses for the same period ended November 30, 2009:

                                                        Year Ended
                                                        November 30,
                                                 2010               2009
                                               --------           --------

Accounting and legal                           $ 15,410           $ 20,560
Transfer agent and filing fees                 $  2,488           $  4,290
General and administrative                     $  3,275           $    798
Write off of software devleopment              $ 15,000           $     --

The increase in accounting and legal expenses for the year ended November 30, 2010, compared to the same period in fiscal 2009, was mainly due to legal fees incurred in relation to the property claims made during the year.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                               At                 At             Percentage
                           November 30,       November 30,        Increase/
                              2010               2009            (Decrease)
                            --------           --------           --------
Current Assets              $  1,617           $ 16,852             (94)%
Current Liabilities         $ 11,938           $  6,000              99 %
Working Capital(Deficiency) $(10,321)          $(10,852)             (5)%

CASH FLOWS

                                              Year-ended         Year-ended
                                              November 30,       November 30,
                                                 2010               2009
                                               --------           --------
Net cash from (used in) operations             $(14,960)          $(23,576)
Net cash (used in) investing activities        $     --           $(15,000)
Net cash provided by financing activities      $     --           $     --
Increase (Decrease) In Cash During The Period  $(14,960)          $(38,576)

We had cash in the amount of $1,464 as of November 30, 2010 as compared to $16,424 as of November 30, 2009. We had a working capital deficiency of $10,321 as of November 30, 2010 compared to a working capital deficiency of $10,852 as of November 30, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

FUTURE FINANCINGS

We will require additional funds to implement our growth strategy for our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended November 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

OVERVIEW

We intend to develop an online accounting and bookkeeping services business. We will require a minimum amount of $55,000 in order to successfully launch our Company of which we have fully raised. We have very limited operations and no source of revenue at this time.

Our plan is premised on our raising sufficient funding to begin our operations. Assuming we are able to raise this funding, we anticipate executing on our operating plan as follows:

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

RESULTS OF OPERATIONS

We are a development stage company with no established source of revenue. This raises substantial doubt about our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Since inception, our activities have been supported by equity financing, and as of November 30, 2010, we have sustained losses in the amount of $65,321.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company with no operating history. Since inception, we have raised $55,000 through the sale or our common stock and have incurred expenses of $65,321. We will require approximately $30,000 for the next twelve
(12) month period in order to fully execute our business plan, which amount includes an estimated $5,000 for the development of our website and approximately $15,000 for costs related to becoming a publicly reporting company. The funds necessary for our operations during the next twelve (12) months will be taken solely from the funds received to date from the various shareholders as we have not generated any revenues. In the event that we do not generate revenues within twelve (12) months after the launch of our website, we will require additional funding to continue our operations. At this time, we have no agreements, commitments or understandings to secure any additional funding. Given current market conditions, it may be difficult for us to obtain the funding necessary to continue our operations beyond the next twelve (12) months. Even if such funding is available, no assurance can be given that such will be on terms favorable to us.

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

GOING CONCERN CONSIDERATION

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence an established source of revenue, recurring losses from operations. Please see footnote 7 to our financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       BUSINESS OUTSOURCING SERVICES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                NOVEMBER 30, 2010

Report of Independent Registered Public Accounting Firm                    F-1

Balance Sheets as of November 30, 2010 and 2009                            F-2

Statements of Operations for the years ended November 30, 2010 and 2009
and the period from June 5, 2008 (inception) to November 30, 2010          F-3

Statement of Stockholders' Equity (Deficit) as of November 30, 2010        F-4

Statements of Cash Flows for the years ended November 30, 2010 and 2009
and the period from June 5, 2008 (inception) to November 30, 2010          F-5

Notes to the Financial Statements                                          F-6

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Business Outsourcing Services, Inc.
Portland, Oregon

We have audited the accompanying balance sheets of Business Outsourcing Services, Inc. (the "Company") as of November 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from June 5, 2008 (inception) through November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Outsourcing Services, Inc. as of November 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from June 5, 2008 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
--------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
February 25, 2011

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF NOVEMBER 30, 2010 AND 2009

                                                                        November 30,       November 30,
                                                                           2010               2009
                                                                         --------           --------
                                     ASSETS

Current assets
  Cash and cash equivalents                                              $  1,464           $ 16,424
  Prepaid expenses                                                            153                428
                                                                         --------           --------
Total Current Assets                                                        1,617             16,852

Other assets
  Website development costs                                                    --             15,000
                                                                         --------           --------

Total Assets                                                             $  1,617           $ 31,852
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Current liabilities
    Accounts payable                                                     $  6,838           $  1,500
    Accrued professional fees                                               4,600              4,000
    Due to related party                                                      500                500
                                                                         --------           --------
Total Liabilities                                                          11,938              6,000
                                                                         --------           --------

Stockholders' Equity (Deficit)
  Common stock, par value $0.001, 50,000,000 shares authorized,
   2,300,000 shares issued and outstanding                                  2,300              2,300
  Additional paid-in capital                                               52,700                  0
  Deficit accumulated during the development stage                        (65,321)           (29,148)
                                                                         --------           --------
Total Stockholders' Equity (Deficit)                                      (10,321)            25,852
                                                                         --------           --------

Total Liabilities and Stockholders' Equity (Deficit)                     $  1,617           $ 31,852
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2010

                                                                                                 Period from
                                                                                               April 29, 2008
                                                        Year Ended           Year Ended        (Inception) To
                                                        November 30,        November 30,         November 30,
                                                           2010                 2009                 2010
                                                        ----------           ----------           ----------
REVENUES                                                $       --           $       --           $       --
                                                        ----------           ----------           ----------

OPERATING EXPENSES
  Accounting and legal                                      15,410               20,560               38,970
  Transfer agent and filing fees                             2,488                4,290                6,778
  General & administrative expenses                          3,275                  798                4,073
  Write off website development costs                       15,000                   --               15,000
  Incorporation costs                                           --                   --                  500
                                                        ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                    36,173               25,648               65,321
                                                        ----------           ----------           ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (36,173)             (25,648)             (65,321)

PROVISION FOR INCOME TAXES                                      --                   --                   --
                                                        ----------           ----------           ----------

NET LOSS                                                $  (36,173)          $  (25,648)          $  (65,321)
                                                        ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                   $    (0.02)          $    (0.01)
                                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
 BASIS AND DILUTED                                       2,300,000            2,300,000
                                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AS OF NOVEMBER 30, 2010

                                                                                        Deficit
                                                                                      Accumulated          Total
                                              Common Stock             Additional      During the      Stockholders'
                                         ----------------------         Paid in       Development         Equity
                                         Shares          Amount         Capital          Stage           (Deficit)
                                         ------          ------         -------          -----           ---------
Inception, April 29, 2008                     --       $      --       $      --       $      --         $      --

Shares issued to founder on
 June 5, 2008 @ $0.0125 per share      1,600,000           1,600          18,400              --            20,000
Private placement on June 5, 2008
 @ $0.05 per share                       700,000             700          34,300              --            35,000
Net loss for the year ended
 November 30, 2008                            --              --              --          (3,500)           (3,500)
                                       ---------       ---------       ---------       ---------         ---------
Balance, November 30, 2008             2,300,000           2,300          52,700          (3,500)           51,500

Net loss for the year ended
 November 30, 2009                            --              --              --         (25,658)          (25,648)
                                       ---------       ---------       ---------       ---------         ---------
Balance, November 30, 2009             2,300,000           2,300          52,700         (29,148)           25,852

Net loss for the year ended
 November 30, 2010                            --              --              --         (36,173)          (36,173)
                                       ---------       ---------       ---------       ---------         ---------

Balance, November 30, 2010             2,300,000       $   2,300       $  52,700       $ (65,321)        $ (10,321)
                                       =========       =========       =========       =========         =========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2010 AND 2009
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO NOVEMBER 30, 2010

                                                                                                   Period from
                                                                                                  April 29, 2008
                                                              Year Ended         Year Ended       (Inception) To
                                                              November 30,       November 30,       November 30,
                                                                 2010               2009               2010
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                      $(36,173)          $(25,648)          $(65,321)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:
   Write-off of website development costs                        15,000                 --             15,000
   Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses                        275               (428)              (153)
     Increase in accounts payable                                 5,338              1,500              6,838
     Increase in accrued professional fees                          600              1,000              4,000
     Increase in due to related party                                --                 --                500
                                                               --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES                         (14,960)           (23,576)           (38,536)
                                                               --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                          --            (15,000)           (15,000)
                                                               --------           --------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES                              --            (15,000)           (15,000)
                                                               --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                         --             55,000             55,000
                                                               --------           --------           --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          --             55,000             55,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (14,960)           (38,576)             1,464

CASH, BEGINNING OF PERIOD                                        16,424             55,000                 --
                                                               --------           --------           --------

CASH, END OF PERIOD                                            $  1,464           $ 16,424           $  1,464
                                                               ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $     --           $     --           $     --
                                                               ========           ========           ========
  Income taxes paid                                            $     --           $     --           $     --
                                                               ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 1 - NATURE OF OPERATIONS

Business Outsourcing Services, Inc. ("the Company"), incorporated in the state of Nevada on June 5, 2008, is engaged in providing online bookkeeping services to small and medium sized companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

ACCOUNTING BASIS
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company has adopted a November 30 year end.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2010, the Company had $1,464 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued professional fees, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

CONCENTRATIONS OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

REVENUE RECOGNITION
The Company is in the exploration stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, COMPENSATION - STOCK COMPENSATION which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS AND SERVICES," for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to non-employees.

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2010, there have been no interest or penalties incurred on income taxes.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of November 30, 2010.

DIVIDENDS
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
Business Outsourcing does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE 3 - DUE TO RELATED PARTY

The amount due to a related party is owed to a stockholder, is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company has 50,000,000 common shares authorized at a par value of $0.001 per share.

During the period ended November 30, 2008, the company issued 2,300,000 common shares for total proceeds of $55,000.

As of November 30, 2010, the Company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

For the years ended November 30, 2010 and 2009, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $65,321 at November 30, 2010, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following:

                                                 November 30,       November 30,
                                                    2010               2009
                                                  --------           --------
Federal income tax attributable to:
  Current operations                              $ 12,300           $  8,720
  Less: valuation allowance                        (12,300)            (8,720)
                                                  --------           --------

      Net provision for Federal income taxes      $     --           $     --
                                                  ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 November 30,       November 30,
                                                    2010               2009
                                                  --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                    $ 22,210           $  9,910
  Less: valuation allowance                        (22,210)            (9,910)
                                                  --------           --------

      Net deferred tax asset                      $     --           $     --
                                                  ========           ========

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2010


NOTE 5 - INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $65,321 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $65,321 as of November 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, February 25, 2011, and has determined it does not have any material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President and Secretary (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2010, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC"s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and stockholders holding more than 10% of the outstanding common stock of companies with a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of the common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the issuer with copies of all Section 16(a) reports they file. During the fiscal year ended November 30, 2010, our common stock was not registered under Section.12 of the Exchange Act, and as such, no reports required under
Section 16(a) were filed during that time.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended November 30, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     * each of our two most highly compensated executive officers, other than the Principal Executive Officer, who were serving as executive officers at the end of the fiscal year ended November 30, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended November 30, 2010;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                         Non-Equity     Nonqualified
 Name and      Fiscal Year                                               Incentive        Deferred
 Principal       Ended                             Stock      Option        Plan        Compensation    All Other
 Position      November 31,  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)  Earnings($)  Compensation($)  Total($)
 --------      ------------  ---------  --------  ---------  ---------  ---------------  -----------  ---------------  --------
Guilbert Cuison   2010           0         0          0          0            0               0              0            0
President/        2009           0         0          0          0            0               0              0            0
Secretary/
Board Member

Jerome Golez      2010           0         0          0          0            0               0              0            0
Treasurer/        2009           0         0          0          0            0               0              0            0
Board Member

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                     Option Awards                                            Stock Awards
         ----------------------------------------------------------------   ------------------------------------------------
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
           Number of      Number of        Number of                          Shares      Value of    Units or     Units or
          Securities     Securities       Securities                         or Units    Shares or     Other         Other
          Underlying     Underlying       Underlying                         of Stock     Units of     Rights       Rights
          Unexercised    Unexercised      Unexercised   Option     Option      That      Stock That     That         That
           Options         Options         Unearned    Exercise  Expiration  Have Not     Have Not    Have Not     Have Not
Name     Exercisable(#) Unexercisable(#)   Options(#)   Price($)    Date     Vested(#)    Vested($)   Vested(#)    Vested(#)
(a)          (b)             (c)              (d)        (e)        (f)        (g)          (h)         (i)          (j)
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of February 28, 2011, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                  Name and Address of     Amount and Nature of    Percentage of
Title of Class    Beneficial Owner(2)     Beneficial Ownership       Class(1)
--------------    -------------------     --------------------       --------
Common Stock        Guilbert Cuison            800,000                34.8%

Common Stock        Jerome Golez               800,000                34.8%

All officers and                             1,600,000                69.6%
directors as a
group (2 persons)

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

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans as of November 30, 2009.

                                                                                               Number of Securities
                            Number of Securities to be                                        Remaining Available for
                             Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                               Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                               Warrants and Rights             Warrants and Rights            (excluding securities
   Plan Category                       (a)                             (b)                   reflected in column (a))
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

For the year ended November 30, 2010, Silberstein Ungar, PLLC billed us for $4,600 in audit fees.

REVIEW FEES

Silberstein Ungar, PLLC billed us $2,625 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Silberstein Ungar, PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended November 30, 2010.

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

February 28, 2011
                                     BUSINESS OUTSOURCING SERVICES, INC.


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

       SIGNATURE                        CAPACITY IN WHICH SIGNED                    DATE
       ---------                        ------------------------                    ----

/s/ Guilbert Cuison               President, Secretary and Director             February 28, 2011
------------------------------    (Principal Executive Officer, Principal
                                  Accounting Officer and Principal
Guilbert Cuison                   Financial Officer)


/s/ Jerome Golez                  Treasurer and Director                        February 28, 2011
------------------------------
Jerome Golez