Form 10-Q
period 2011-02-28
Business Outsourcing Service, Inc.
filed 2011-04-14
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                For the quarterly period ended February 28, 2011

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the transition period to __________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,300,000 common shares as of April 13, 2011

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis or Plan of Operation            12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16
Item 4.  Controls and Procedures                                              16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits                                                             18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the full year.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                    February 28,      November 30,
                                                                       2011               2010
                                                                     --------           --------
                                     ASSETS

Current assets
  Cash and cash equivalents                                          $  7,210           $  1,464
  Prepaid expenses                                                         --                153
                                                                     --------           --------
      Total Current Assets                                              7,210              1,617
                                                                     --------           --------

      Total Assets                                                   $  7,210           $  1,617
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Current liabilities
  Accounts payable                                                   $  6,467           $  6,838
  Accrued professional fees                                             1,000              4,600
  Due to related party                                                 15,500                500
                                                                     --------           --------
      Total Liabilities                                                22,967             11,938
                                                                     --------           --------

Stockholders' Deficit
  Common stock,  par value $0.001, 50,000,000 shares
   authorized,  2,300,000 shares issued and outstanding                 2,300              2,300
  Additional paid-in capital                                           52,700             52,700
  Deficit accumulated during the development stage                    (70,757)           (65,321)
                                                                     --------           --------
      Total Stockholders' Deficit                                     (15,757)           (10,321)
                                                                     --------           --------

      Total Liabilities and Stockholders' Deficit                    $  7,210           $  1,617
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
            FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010 AND
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2011

                                                                                                               Period from
                                                                         Three Months       Three Months     April 29, 2008
                                                                            Ended              Ended         (Inception) To
                                                                         February 28,       February 28,      February 28,
                                                                             2011               2010               2011
                                                                          ----------         ----------         ----------
REVENUES                                                                  $       --         $       --         $       --

OPERATING EXPENSES
  Accounting and legal                                                         4,254              1,750             43,224
  Transfer agent and filing fees                                                 975                429              7,753
  General & administrative expenses                                              207                600              4,280
  Write off website development costs                                             --                 --             15,000
  Incorporation costs                                                             --                 --                500
                                                                          ----------         ----------         ----------
TOTAL OPERATING EXPENSES                                                       5,436              2,779             70,757
                                                                          ----------         ----------         ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                                        (5,436)            (2,779)           (70,757)

PROVISION FOR INCOME TAXES                                                        --                 --                 --
                                                                          ----------         ----------         ----------

NET LOSS                                                                  $   (5,436)        $   (2,779)        $  (70,757)
                                                                          ==========         ==========         ==========

NET LOSS PER SHARE: BASIC AND DILUTED                                     $    (0.00)        $    (0.00)
                                                                          ==========         ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIS AND DILUTED           2,300,000          2,300,000
                                                                          ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
                             AS OF FEBRUARY 28, 2011

                                                                                        Deficit
                                                                                      Accumulated          Total
                                            Common Stock              Additional       During the      Stockholders'
                                       ----------------------          Paid in        Development         Equity
                                       Shares          Amount          Capital           Stage           (Deficit)
                                       ------          ------          -------           -----           ---------
Inception, April 29, 2008                    --       $      --       $      --        $      --         $      --

Shares issued to founder on
 June 5, 2008 @ $0.0125 per share     1,600,000           1,600          18,400               --            20,000
Private placement on June 5, 2008
 @ $0.05 per share                      700,000             700          34,300               --            35,000
Net loss for the year ended
 November 30, 2008                           --              --              --           (3,500)           (3,500)
                                      ---------       ---------       ---------        ---------         ---------
Balance, November 30, 2008            2,300,000           2,300          52,700           (3,500)           51,500
Net loss for the year ended
 November 30, 2009                           --              --              --          (25,658)          (25,648)
                                      ---------       ---------       ---------        ---------         ---------
Balance, November 30, 2009            2,300,000           2,300          52,700          (29,148)           25,852
Net loss for the year ended
 November 30, 2010                           --              --              --          (36,173)          (36,173)
                                      ---------       ---------       ---------        ---------         ---------
Balance, November 30, 2010            2,300,000           2,300          52,700          (65,321)          (10,321)
Net loss for the period ended
 February 28, 2011                           --              --              --           (5,436)           (5,436)
                                      ---------       ---------       ---------        ---------         ---------

Balance, February 28, 2011            2,300,000       $   2,300       $  52,700        $ (70,757)        $ (15,757)
                                      =========       =========       =========        =========         =========


   The accompanying notes are an integral part of these financial statements.

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
       FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO FEBRUARY 28, 2011

                                                                                                             Period from
                                                                        Three Months       Three Months     April 29, 2008
                                                                           Ended              Ended         (Inception) To
                                                                        February 28,       February 28,       February 28,
                                                                            2011               2010               2011
                                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                 $ (5,436)          $ (2,779)          $(70,757)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
 OPERATING ACTIVITIES:
   Write-off of website development costs                                       --                 --             15,000
   Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses                                     153             (3,000)                --
   Increase (decrease) in accounts payable                                    (371)            (1,500)             6,467
   Increase (decrease) in accrued professional fees                         (3,600)                --              1,000
   Increase in due to related party                                         15,000                 --             15,500
                                                                          --------           --------           --------
           CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES             5,746             (6,206)           (32,790)
                                                                          --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                                     --             (9,000)           (15,000)
                                                                          --------           --------           --------
           CASH FLOWS (USED IN) INVESTING ACTIVITIES                            --             (9,000)           (15,000)
                                                                          --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                                    --                 --             55,000
                                                                          --------           --------           --------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          --                 --             55,000
                                                                          --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                              5,746            (15,206)             7,210

CASH, BEGINNING OF PERIOD                                                    1,464             55,000                 --
                                                                                             --------           --------

CASH, END OF PERIOD                                                       $  7,210           $ 39,794           $  7,210
                                                                          ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                           $     --           $     --           $     --
                                                                          ========           ========           ========
  Income taxes paid                                                       $     --           $     --           $     --
                                                                          ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


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

ACCOUNTING BASIS
The accompanying unaudited interim financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the periods ended November 30, 2010 as reported in Form 10-K, have been omitted.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2011 and November 30, 2010, respectively, the Company had $7,210 and $1,464 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2011, there have been no interest or penalties incurred on income taxes.

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

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of February 28, 2011.

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

As of February 28, 2011, the Company has no warrants or options outstanding.

NOTE 5 - INCOME TAXES

For the periods ended February 28, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $70,757 at February 28, 2011, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following:

                                                 February 28,    February 28,
                                                     2011            2010
                                                   --------        --------
Federal income tax attributable to:
  Current operations                               $  1,848        $    944
  Less: valuation allowance                          (1,848)           (944)
                                                   --------        --------

      Net provision for Federal income taxes       $     --        $     --
                                                   ========        ========

                       BUSINESS OUTSOURCING SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2011


NOTE 5 - INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 February 28,    November 30,
                                                     2011            2010
                                                   --------        --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $ 24,057        $ 22,210
  Less: valuation allowance                         (24,057)        (22,210)
                                                   --------        --------

      Net deferred tax asset                       $     --        $     --
                                                   ========        ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $70,757 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $70,757 as of February 28, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 8 - SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, April 8, 2011, and has determined it does not have any material subsequent events to disclose.

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to February 28, 2011, we have incurred accumulated net losses of $70,757. As of February 28, 2011, we had total assets of $7,210 and total liabilities of $22,967. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

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

SECOND FISCAL QUARTER 2012 - During this time, we intend to conclude discussions with a development contractor for the establishment and creation of our website, design the specifications of our system and procure a web hosting company. We expect that this process will take roughly one month. We also intend to proceed with acquiring office space, obtain telephone and internet service. At the end of the second quarter of 2012, we intend to complete the "information only" version of our website in order to build interest in the company during the development phase and encourage web site visitors to return at a later date.

THIRD FISCAL QUARTER 2012 - During this period, we intend to continue with our web site development work, including the "Client Portal" and the "Administrative Module." To further strengthen our future marketing campaign, we intend to study our Google Adwords marketing program in order to determine whether it is necessary for the Company to consider alternate marketing programs. We also anticipate developing an orientation program for our staff members during the third quarter of 2012. Lastly, we anticipate that we will complete the development of our software during this period.

FOURTH FISCAL QUARTER OF 2012 - During the first quarter of 2010, the Company will continue the development and testing of all aspects of our website and complete the orientation and training program of our staff. We also anticipate using this period to review and modify, if found to be necessary, the benchmarks set during the last two (2) quarters of 2012 and make any adjustments thereto in anticipation of our launch in the fourth quarter of 2012.

FIRST FISCAL QUARTER OF 2013 - We anticipate completing all development work on our website during the second quarter of 2010. We also intend to initial the beta testing of our Client Portal with potential clients, as well as test the Administrative Portal with our contractors. We will make any modifications to our Client Portals and Administrative Portals based on the outcome of our beta testing and we anticipate that any such modifications will be completed during this period. During this time, we also intend to begin hiring the necessary staff for our operations, as well as launching an aggressive marketing campaign for our product. Lastly, we anticipate launching our website towards the end of the first quarter of 2013.

The company's plan relies on being able to obtain sufficient financing either through debt or the issuance of common shares. To date, the Company has raised $55,000 which has been insufficient to further its business plan.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010, AND THE PERIOD FROM INCEPTION (JUNE 5, 2008) TO FEBRUARY 28, 2011

We did not earn any revenues from inception through the period ending February 28, 2011.

We incurred net operating expenses in the amount of $5,436 for the three months ended February 28, 2011 compared with $2,779 for the three months ended February 28, 2010. Our operating expenses incurred for the three months ended February 28, 2011 included $4,254 for accounting and legal fees, $975 in transfer agent fees and $207 in miscellaneous expenses compared with $1,750, $429 and $600 for the respective expenses for the respective periods ended February 28, 2010.

We incurred net operating expenses of $70,757 for the period from our inception on June 5, 2008 to February 28, 2011. Our operating expenses incurred for the period from our inception on June 5, 2008 to February 28, 2011 included $43,224 for accounting and legal fees, $7,753 in transfer agent and filing fees, $4,280 in miscellaneous fees and $500 in incorporation costs. In addition, we have recorded a $15,000 write off of website development costs.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011, we had current assets in the amount of $7,210, consisting of cash and prepaid expenses. Our current liabilities as of February 28, 2011 were $22,967. Thus our working capital deficiency on February 28, 2011 was $15,757.

Our cash from operating activities was $5,746 and used in operating activities was $6,206 for the three months ended February 28, 2011 and 2010. Our cash used in operating activities was $32,790 for the period from inception on June 5, 2008 to February 28, 2011.

Our cash used in investing activities was $Nil and $9,000 for the three months ended February 28, 2011 and 2010. Our cash used in investing activities was $15,000 for the period from inception on June 5, 2008 to February 28, 2011.

Our cash provided by financing activities was $Nil and $Nil for the three months ended February 28, 2011 and 2010. Our cash provided by operating activities was $55,000 for the period from inception on June 5, 2008 to February 28, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of February 28, 2011, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $70,757 as of February 28, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by February 2012.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2011.

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

                                         Business Outsourcing Services, Inc.
Date: April 14, 2011

                                         By: /s/ Guilbert Cuison
                                             -----------------------------------
                                                Guilbert Cuison
                                         Title: President, Secretary Director