Form 10-Q
period 2011-08-31
Orgenesis Inc.
filed 2011-10-17
CIK 1460602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2011

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period __________ to __________

                       Commission File Number: 000-54329


                                 ORGENESIS INC.
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

                                 (503) 206-0935
              (Registrant's telephone number, including area code)

                       BUSINESS OUTSOURCING SERVICES, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,500,000 common shares as of October 17, 2011

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

Item 4.  Controls and Procedures                                             17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults Upon Senior Securities                                     20

Item 4.  (Removed and Reserved)                                              20

Item 5.  Other Information                                                   20

Item 6.  Exhibits                                                            21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEETS (unaudited)

                                                                        August 31,        November 30,
                                                                           2011               2010
                                                                         --------           --------
                                     ASSETS

Current assets
  Cash and cash equivalents                                              $  5,125           $  1,464
  Prepaid expenses                                                             --                153
                                                                         --------           --------
Total Current Assets                                                        5,125              1,617
                                                                         --------           --------

Total Assets                                                             $  5,125           $  1,617
                                                                         ========           ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Current liabilities
    Accounts payable                                                     $  7,382           $  6,838
    Accrued professional fees                                               3,000              4,600
    Due to related party                                                   15,500                500
                                                                         --------           --------
Total Liabilities                                                          25,882             11,938
                                                                         --------           --------

Stockholders' Deficit
  Common stock, par value $0.0001, 1,750,000,000 shares authorized,
   80,500,000 shares issued and outstanding                                 8,050              8,050
  Additional paid-in capital                                               46,950             46,950
  Deficit accumulated during the development stage                        (75,757)           (65,321)
                                                                         --------           --------
Total Stockholders' Deficit                                               (20,757)           (10,321)
                                                                         --------           --------

Total Liabilities and Stockholders' Deficit                              $  5,125           $  1,617
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (unaudited)
        FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2010 AND
        FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2011

                                                                                                               Period from
                                          Three Months     Three Months     Nine Months       Nine Months     April 29, 2008
                                             Ended            Ended            Ended             Ended        (Inception) To
                                           August 31,       August 31,       August 31,        August 31,       August 31,
                                              2011             2010             2011              2010             2011
                                          ------------     ------------     ------------      ------------     ------------
REVENUES                                  $         --     $         --     $         --      $         --     $         --
                                          ------------     ------------     ------------      ------------     ------------
OPERATING EXPENSES
  Accounting and legal                           1,750            1,750            7,754             8,172           46,724
  Transfer agent and filing fees                   540               --            1,815             5,009            8,593
  General & administrative expenses                445            3,762              867                --            4,940
  Write off website development costs               --               --               --                --           15,000
  Incorporation costs                               --               --               --                --              500
                                          ------------     ------------     ------------      ------------     ------------
TOTAL OPERATING EXPENSES                         2,735            5,512           10,436            13,181           75,757
                                          ------------     ------------     ------------      ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (2,735)          (5,512)         (10,436)          (13,181)         (75,757)

PROVISION FOR INCOME TAXES                          --               --               --                --               --
                                          ------------     ------------     ------------      ------------     ------------

NET LOSS                                  $     (2,735)    $     (5,512)    $    (10,436)     $    (13,181)    $    (75,757)
                                          ============     ============     ============      ============     ============

NET LOSS PER SHARE: BASIC AND DILUTED     $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)
                                          ============     ============     ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIS AND DILUTED              80,500,000       80,500,000       80,500,000        80,500,000
                                          ============     ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
                              AS OF AUGUST 31, 2011

                                                                                        Deficit
                                                                                      Accumulated          Total
                                            Common Stock              Additional       During the      Stockholders'
                                       ----------------------          Paid in        Development         Equity
                                       Shares          Amount          Capital           Stage           (Deficit)
                                       ------          ------          -------           -----           ---------
Inception, April 29, 2008                   --        $    --          $     --       $      --          $      --

Shares issued to founder
 on June 5, 2008                    56,000,000          5,600            14,400              --             20,000

Private placement @ $0.05
 per share                          24,500,000          2,450            32,550              --             35,000

Net loss for the year ended
 November 30, 2008                          --             --                --          (3,500)            (3,500)
                                    ----------        -------          --------       ---------          ---------
Balance, November 30, 2008          80,500,000          8,050            46,950          (3,500)            51,500

Net loss for the year ended
 November 30, 2009                          --             --                --         (25,658)           (25,648)
                                    ----------        -------          --------       ---------          ---------
Balance, November 30, 2009          80,500,000          8,050            46,950         (29,148)            25,852

Net loss for the year ended
 November 30, 2010                          --             --                --         (36,173)           (36,173)
                                    ----------        -------          --------       ---------          ---------
Balance, November 30, 2010          80,500,000          8,050            46,950         (65,321)           (10,321)

Net loss for the period ended
 August 31, 2011                            --             --                --         (10,436)           (10,436)
                                    ----------        -------          --------       ---------          ---------

Balance, August 31, 2011            80,500,000        $ 8,050          $ 46,950       $ (75,757)         $ (20,757)
                                    ==========        =======          ========       =========          =========


   The accompanying notes are an integral part of these financial statements.

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE NINE MONTHS ENDED AUGUST 31, 2011 AND 2010
        FOR THE PERIOD FROM APRIL 29, 2008 (INCEPTION) TO AUGUST 31, 2011

                                                                                                   Period from
                                                             Nine Months        Nine Months       April 29, 2008
                                                                Ended              Ended          (Inception) To
                                                              August 31,         August 31,         August 31,
                                                                 2011               2010               2011
                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                        $(10,436)          $(13,181)          $(75,757)
Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
     Write-off of website development costs                          --                 --             15,000
  Changes in operating assets and liabilities:
     (Increase) decrease in prepaid expenses                        153                190                 --
     Increase (decrease) in accounts payable                        544                 --              7,382
     Increase (decrease) in accrued professional fees            (1,600)             1,050              3,000
     Increase in due to related party                            15,000                 --             15,500
                                                               --------           --------           --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES             3,661            (11,941)           (34,875)
                                                               --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development costs                                          --                 --            (15,000)
                                                               --------           --------           --------
CASH FLOWS (USED IN) INVESTING ACTIVITIES                            --                 --            (15,000)
                                                               --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of common stock                         --                 --             55,000
                                                               --------           --------           --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          --                 --             55,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   3,661            (11,941)             5,125

CASH, BEGINNING OF PERIOD                                         1,464             16,424                 --
                                                               --------           --------           --------

CASH, END OF PERIOD                                            $  5,125           $  4,483           $  5,125
                                                               ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $     --           $     --           $     --
                                                               ========           ========           ========
  Income taxes paid                                            $     --           $     --           $     --
                                                               ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


NOTE 1 - NATURE OF OPERATIONS

ORGENESIS (formertly Business Outsourcing Services, Inc.) ("the Company"), incorporated in the state of Nevada on June 5, 2008, is engaged in providing online bookkeeping services to small and medium sized companies.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2011 and November 30, 2010, respectively, the Company had $5,125 and $1,464 of unrestricted cash to be used for future business operations

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount. Management believes it has little risk related to the excess deposits.

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

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

INCOME TAXES
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2011, there have been no interest or penalties incurred on income taxes.

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

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of August 31, 2011.

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

NOTE 4 - STOCKHOLDERS' EQUITY

The Company has 175,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended November 30, 2008, the company issued 2,300,000 common shares for total proceeds of $55,000.

As of August 31, 2011, the Company has no warrants or options outstanding.

On August 31, 2011, the Company completed a 35 new to 1 old forward stock split.

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


NOTE 5 - INCOME TAXES

For the periods ended August 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $75,757 at August 31, 2011, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following:

                                                   August 31,        August 31,
                                                     2011              2010
                                                   --------          --------
Federal income tax benefit attributable to:
  Current operations                               $  3,548          $  4,481
Less: valuation allowance                            (3,548)           (4,481)
                                                   --------          --------
Net provision for Federal income taxes             $     --          $     --
                                                   ========          ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                   August 31,       November 30,
                                                     2011              2010
                                                   --------          --------
Deferred tax asset attributable to:
  Net operating loss carryover                     $ 25,758          $ 22,210
Less: valuation allowance                           (25,758)          (22,210)
                                                   --------          --------
Net deferred tax asset                             $     --          $     --
                                                   ========          ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $75,757 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $75,757 as of August 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

                                 ORGENESIS INC.
                 (formerly Business Outsourcing Services, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2011


NOTE 8 - SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, October 17, 2011, and has determined it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to August 31, 2011, we have incurred accumulated net losses of $75,757. As of August 31, 2011, we had total assets of $5,125 and total liabilities of $25,882. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

On August 5, 2011 we announced we signed a letter of intent with Prof. Sarah Ferber and Ms. Vered Caplan to have them use their best efforts to negotiate a license agreement on behalf of our company with the Sheba Medical Center to acquire the exclusive rights to their functional autologous insulin producing cells (AIPC) regeneration technology. We intend to close this letter of intent in the near future.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2011 AND 2010, AND THE PERIOD FROM INCEPTION (JUNE 5, 2008) TO AUGUST 31, 2011

We did not earn any revenues from inception through the period ending August 31, 2011.

We incurred net operating expenses in the amount of $2,735 for the three months ended August 31, 2011 compared with $5,512 for the three months ended August 31, 2010. Our operating expenses incurred for the three months ended August 31, 2011 included $1,750 for accounting and legal fees, $540 in transfer agent fees and $445 in miscellaneous expenses compared with $1,750, $Nil and $3,762 for the respective expenses for the respective periods ended August 31, 2010.

We incurred net operating expenses in the amount of $10,436 for the nine months ended August 31, 2011 compared with $13,181 for the nine months ended August 31, 2010. Our operating expenses incurred for the nine months ended August 31, 2011 included $7,754 for accounting and legal fees, $1,815 in transfer agent fees and $867 in miscellaneous expenses compared with $8,172, $5,009 and $Nil for the respective expenses for the respective periods ended August 31, 2010.

We incurred net operating expenses of $75,757 for the period from our inception on June 5, 2008 to August 31, 2011. Our operating expenses incurred for the period from our inception on June 5, 2008 to August 31, 2011 included $46,724 for accounting and legal fees, $8,593 in transfer agent and filing fees, $4,940 in miscellaneous fees and $500 in incorporation costs. In addition, we have recorded a $15,000 write off of website development costs.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking operations and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2011, we had current assets in the amount of $5,125, consisting of cash. Our current liabilities as of August 31, 2011 were $25,882. Thus our working capital deficiency on August 31, 2011 was $20,757.

Our cash from operating activities was $3,661 and used in operating activities was $11,941 for the nine months ended August 31, 2011 and 2010. Our cash used in operating activities was $34,875 for the period from inception on June 5, 2008 to August 31, 2011.

We did not partake in any investing activities for the nine months ended August 31, 2011 and 2010 and therefore our cash from investing activities for both periods were $Nil. Our cash used in investing activities was $15,000 for the period from inception on June 5, 2008 to August 31, 2011.

We did not partake in any financing activities for the nine months ended August 31, 2011 and 2010 and therefore our cash from financing activities for both periods were $Nil. Our cash provided by operating activities was $55,000 for the period from inception on June 5, 2008 to August 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan over the next twelve months. If we do not generate revenue sufficient to sustain operations, we may not be able to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

As of August 31, 2011, there were no off balance sheet arrangements.

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

Our activities to date have been supported by equity financing. We have sustained losses in all previous reporting periods with an inception to date loss of $75,757 as of August 31, 2011. Management continues to seek funding from its shareholders and other qualified investors to pursue our business plan. In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

As of August 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 6, 2011, we held a special meeting of stockholders pursuant to a Notice of Meeting mailed August 18, 2011, which included a copy of our Proxy Statement/Prospectus that we filed on EDGAR on August 19, 2011. Our meeting was adjourned from the September 2, 2011 AGM date for the purpose of complying with
Section 78.370 of the Nevada Revised Statutes.

A total of 2,300,000 (pre-split) or 80,500,000 (post-split) shares of our company's common stock were entitled to vote at the meeting. Of that total, 1,600,000 (pre split) 56,000,000 (post split) shares, or 69.6%, were present at the meeting either in person or by proxy. The following tabulations shows the number of votes cast by our shareholders for and against, as well as those that abstained or were withheld, as to each of these resolutions. At the meeting our shareholders were asked to approve the following items:

Proposal 1. To amend the Articles of Incorporation of the Company by filing a Certificate of Amendment with the Secretary of State of Nevada

                                                                      Percent of total shares
                                                                       present in person  or
          Votes               Votes      Abstain or      Broker        represented by proxy
           For               Against      Withheld      Non Votes      and entitled to vote
           ---               -------      --------      ---------      --------------------
1,600,000 (pre split)          Nil          Nil           Nil                  69.6%
56,000,000 (post split)

Proposal 2.  To adopt the Amended and Restated Bylaws

                                                                      Percent of total shares
                                                                       present in person  or
          Votes               Votes      Abstain or      Broker        represented by proxy
           For               Against      Withheld      Non Votes      and entitled to vote
           ---               -------      --------      ---------      --------------------
1,600,000 (pre split)          Nil          Nil           Nil                  69.6%
56,000,000 (post split)

ITEM 6. EXHIBITS

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1 Articles of Incorporation. (Attached as Exhibit 3.1 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

3.2 Bylaws. (Attached as Exhibit 3.2 to our Registration Statement on Form S-1 originally filed with the SEC on April 2, 2009 and incorporated herein by reference.)

3.3 Articles of Merger dated effective August 31, 2011 attached as an exhibit to our current report on Form 8-K filed with the SEC on September 2, 2011 and incorporated by reference

3.3 Certificate of Change dated effective August 31, 2011 attached as an exhibit to our current report on Form 8-K filed with the SEC on September 2, 2011 and incorporated by reference

3.4 Certificate of Amendment to Articles of Incorporation attached as an exhibit to our current report on Form 8-K filed with the SEC on September 21, 2011 and incorporated by reference

3.5 Amended & Restated Bylaws attached as an exhibit to our current report on Form 8-K filed with the SEC on September 21, 2011 and incorporated by reference

10.1 Letter of Intent dated August 4, 2011 with Prof. Sarah Ferber and Ms. Vered Caplan attached as an exhibit to our current report on Form 8-K filed with the SEC on August 8, 2011 and incorporated by reference.

31.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**    Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Filed herewith
** To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Orgenesis Inc.

Date: October 17, 2011

                                  By: /s/ Guilbert Cuison
                                     --------------------------------------
                                         Guilbert Cuison
                                  Title: President, Secretary Director