Form 10-Q
period 2012-05-31
Orgenesis Inc.
filed 2012-06-25
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________________ to _______________________

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
As of June 22, 2012, there were 48,617,903 shares of common stock, par value $0.0001 outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 2012

______________________
_______________________________
______________________

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	May 31,	November 30,
	2012	2011
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	127,284	1,275
Prepaid expenses	47,371	1,065
T o t a l current assets	174,655	2,340

PROPERTY AND EQUIPMENT, NET	6,892	-

T o t a l assets	181,547	2,340

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	42,866	44,513
Employees and related payables	54,039	-
Accrued expenses	100,776	5,000
Due to related parties	45,500	35,500
T o t a l current liabilities	243,181	85,013

Commitments (Note 2)

STOCKHOLDERS' EQUITY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at May 31, 2012 and at November 30, 2011; issued and outstanding: 48,617,903 and 80,500,000 shares at May 31, 2012 and November 30, 2011, respectively	4,862	8,050
Additional paid-in capital	1,799,856	46,950
Deficit accumulated during the development stage	(1,866,352)	(137,673)
T o t a l stockholders' equity deficiency	(61,634)	(82,673)
T o t a l liabilities and stockholders' equity	181,547	2,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
U.S. dollars

					Period
					from June
					5, 2008
					(inception)
	Three months ended		Six months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011	2012

RESEARCH AND DEVELOPMENT EXPENSES	478,759	-	1,198,430	-	1,198,430
GENERAL AND ADMINISTRATIVE EXPENSES	396,069	2,265	530,160	7,701	667,833
OPERATING LOSS	874,828	2,265	1,728,590	7,701	1,866,263
FINANCIAL EXPENSE (INCOME), NET	(10)	-	89	-	89
NET LOSS FOR THE PERIOD	874,818	2,265	1,728,679	7,701	1,866,352

LOSS PER COMMON STOCK:
Basic and diluted	0.02	0	0.03	0

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER COMMON STOCK:	48,557,903	80,500,000	59,376,280	80,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares		capital	stage	Deficit
Balance at June 5, 2008 (inception)	-	-	-	-	-
Changes during the period from June 5, 2008 through November 30, 2010
Shares issued to founder on June 5, 2008 0.0125$ Per Sharee	1,600,000	1,600	18,400	-	20,000
Private Placement at 0.05$ Per Share	700,000	700	34,300	-	35,000
Net Loss	-	-	-	(65,321)	(65,321)
Balance as of November 30, 2010	2,300,000	2,300	52,700	(65,321)	(10,321)
Effect of 35:1 stock split	78,200,000	5,750	(5,750)	-	-
Net Loss	-	-	-	(72,352)	(72,352)
Balance as of November 30, 2011	80,500,000	8,050	46,950	(137,673)	(82,673)

Changes during the six month period ended May 31, 2012 (Unaudited)
Shares cancelled	(33,873,049)	(3,387)	3,387	-	-
Warrants and shares issued for cash, net of issuance expenses	600,000	60	571,601	-	571,661
Stock based compensation related to options granted to employees	-	-	658,182	-	658,182
Stock-based compensation related to options granted to consultant	-	-	10,253	-	10,253
Shares issued for services	1,390,952	139	509,483	-	509,622
Net loss for the period	-	-	-	(1,728,679)	(1,728,679)
Balance at May 31, 2012	48,617,903	4,862	1,799,856	(1,866,352)	(61,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

			Period from June 5,
			2008 (inception date)
	Six months ended		through
	May 31,	May 31,	May 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,728,679)	(7,701)	(1,866,352)
Adjustments required to reconcile net loss to net cash used in operating activities:

Write-off of website development costs	-	-	15,000
Stock based compensation related to options granted to employees	658,182	-	658,182
Stock-based compensation related to options granted to consultant	10,253	-	10,253
Depreciation	311	-	311
Shares issued for services	509,622	-	509,622
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(46,306)	153	(47,371)
Increase (Decrease) in accounts payable and accrued expenses	94,129	(2,901)	143,642

Increase in related parties	10,000	15,000	45,500
Increase in employees and related payables	54,039	-	54,039
Total net cash provided by (used in) operating activities	(438,449)	4,551	(477,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,203)	-	(7,203)
Website development costs	-	-	(15,000)
Total net cash derived from (used in) investing activities	(7,203)	-	(22,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Warrants and shares issued for cash, net of issuance expenses	571,661	-	626,661
Net cash provided by financing activities	571,661	-	626,661
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	126,009	4551	127,284

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,275	1,464	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	127,284	6,015,	127,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.	Operations

Orgenesis Inc. (formerly Business Outsourcing Services, Inc.) (“the Company”), incorporated in the state of Nevada on June 5, 2008 is currently developing a new technology for regeneration of functional insulin- producing cells, thus, enabling normal glucose regulated insulin secretion, via cell therapy.

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

The accompanying unaudited interim condensed consolidated financial statements as of May 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however, the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of November 30, 2011 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2011 Annual Report on Form 10-K. Operating results for the three months ended May 31, 2012, are not necessarily indicative of the results that may be expected for the year ending November 30, 2012.

3.	Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes and employee benefits. All costs associated with research and developments are expensed as incurred.

4.	Principles of consolidation

The consolidated financial statements include the accounts of the company and its Subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

5.	Functional currency

The currency of the primary economic environment in which the operations of the Company and the Subsidiary are conducted is the US dollar (“$” or “dollar”).

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: (continued):

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through May 31, 2012, of $1,866,352 as well as a negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, including via future issuance of 1,200,000 shares of common stock in a total amount of $1,200,000 as mentioned in note 3(2).

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: (continued):

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

NOTE 2 - COMMITMENTS:

1.

On February 2, 2012 the Subsidiary entered into a licensing agreement with the Licensor. According to the agreement, the Subsidiary was granted a worldwide royalty bearing, exclusive license to certain information regarding a molecular and cellular approach directed at converting liver cells into functional insulin producing cells, as treatment for diabetes.

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

NOTE 2 - COMMITMENTS: (continued):

There was no upfront payment by the Company as part of the licensing agreement.

2.

On February 2, 2012 the Company entered into an agreement with Mintz, Levin, Ferris, Glovsky and Popeo, P.c. for professional services related to the patent registration. In addition to an amount of $80,000 paid to this service provider, the Company issued 1,390,952 shares of common stock that will be held in escrow for two years. As a result of the escrow, the fair value of these shares issued for services were $509,622 based on a 34.57% discount calculated, on the price per share on February 2, 2012. The Company will pay an additional $50,000 upon consummation of the earlier of:

                    1. The purchase of all the Company's common shares and/or amalgamation of the company or the Subsidiary into or with another Corporation.
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

4.

On February 2, 2012, the Company entered into an agreement with Ms. Vered Caplan to serve as the Company's Chairman of the Board of Directors for a consideration of NIS 10,000 ( $2,577 as of May 31,2012 ) per month . In the event the Company receives an aggregate financing of at least $2,000,000 while she is still serving as a member of the Board of Directors, she will be entitled to a one-time payment in the amount of $100,000.

5.

On March 22, 2012 the Subsidiary entered into a research service agreement with the Licensor. According to the agreement, the Licensor will perform a study at the facilities and use the equipment and personnel of the Chaim Sheba Medical Center (the "Hospital"), for the total consideration of approximately $74,000 for a year.

6.

On April 2, 2012 the Company entered into an agreement with Guy Yachin to serve as a director in the Company's board of directors for a consideration of $2,500 per month and an additional payment for every board meeting on an hourly basis.

7.

On April 17, 2012 the Company entered into an agreement with Yaron Adler to serve as a director in the Company's board of directors for a considerationfor every board meeting on an hourly basis . In the event the Company receives an aggregate financing of at least $3,000,000 he will be entitled to a one-time payment in the amount of $15,000.

8.	On May 13, 2012 the Company entered into an agreement with Shimon Hassin to serve as an R&D consultant for a consideration determine on an hourly basis up to $500 per day.

NOTE 3 - SHARE CAPITAL:

1.	Share capital:

The share capital is composed of common stock of $0.0001 par value each: 1,750,000,000 shares authorized at May 31, 2012 and May 31, 2011; 48,617,903 and 80,500,000 shares issued and outstanding at May 31, 2012 and November 30, 2011.

On February 2, 2012, two of the Company's shareholders have cancelled 33,873,049 of the common stock of the Company held by them in connection with the capital raising and other changes in the capital.

2.	Financing:

1.

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

2.

On April 25, 2012 the Company entered into a subscription agreement for the issuance of 100,000 shares of the Company's Common stock at a purchase price of $1.00 per share, for a total consideration of $100,000. Under the agreement the subscribers committed to purchase additional 200,000 shares of the Company's common stock at a purchase price of $1.00 per share.Half of the shares will be issued for an additional consideration of $100,000, upon the earlier of: (i) the Company or its Subsidiary signing an agreement with a clinical center, and (ii) 6 months following the closing of the placement of shares, and the other half of the shares will be issued for an additional consideration of $100,000 twenty business days after the company has demonstrated it has achieved the feasibility of enhancement of cell propagation capability. These warrants are exercisable until April 30, 2015.

NOTE 4 – STOCK BASED COMPENSATION

1.	Global Share Incentive Plan:

On May 23, 2012 the Company's board of directors adopted the global share incentive plan (2012) ("Global Share Incentive Plan (2012)"). Under the Global Share Incentive Plan (2012) 12,000,000 shares have been reserved for the grant of options, which may be issued at the discretion of the Company's board of directors from time to time. Under this plan, each option is exercisable into one share of common stock of the Company.

The options may be exercised after vesting and in accordance with the vesting schedule which will be determined by the company's board of directors for each grant. The maximum contractual life term of the options is 10 years.

The fair value of each stock option grant is estimated at the date of grant using the Black and Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the daily share pricing model. The expected term is the length of time until the expected dates of exercising of the options, based on estimated data regarding the employees' exercise behaviour.

2.

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

3.

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

For options
granted during
the six months
ended
May 31,
2012
Expected option life (years)	10.0
Expected stock price volatility (%)	101%
Risk free interest rate (%)	1.86
Expected dividend yield (%)	0.0

A summary of the Company's stock option granted to employees as of May 31, 2012 and changes for the six months ended May 31, 2012 is presented below:

	Six months ended
	May 31, 2012

		Weighted
	Number	average
	Of	exercise
	options	price
		$
Options outstanding at the beginning of the year	-	-
Changes during the year:
Granted - at market price	5,563,810	0.345
Expired	-	-
Options outstanding at end of the period	5,563,810	0.345
Options exercisable at end of the period	927,302	0.03

Costs incurred in respect of stock based compensation for employees, for the six months ended May 31, 2012 and May 31, 2011 were $658,182 and $0, respectively. The weighted average period of the remaining unearned compensation of $2,282,892 at May 31, 2012 will be recorded over 1.8 years.

The following table presents summary information concerning the options granted to employees outstanding as of May 31, 2012:

	Number of	Remaining
Exercise	outstanding	Contractual
prices	options	Life	Intrinsic value
$		Years	$
0.0001	2,781,905	9.67	2,503,436
0.69	2,781,905	9.67	584,200
	5,563,810	9.67	3,087,636

The following table presents summary of information concerning the options exercisable as of May 31, 2012:

	Number of	Weighted
Exercise	exercisable	Average
prices	options	Exercise price
$		$
0.0001	695,476	70
0.69	231,825	159,960
	927,301	160,030

4.	options granted to non employees:

On April 14, 2012, 471,200 options were granted to Dr. G. Alexander (Zan) Fleming, the Company's advisor, at an exercise price of $1.4 per share, the options vest five equal annual instalments from the date of grant and expire on April 4, 2022. The fair value of these options as of the date of grant is $586,173 using the Black and Scholes option-pricing model based on the following assumptions: dividend yield of 0% for all years; expected volatility of 118%; risk free interest of 2.02% and remaining expected life of 10 years.

A summary of the status of the stock options granted to Consultants as of May 31, 2012 and changes for the six months ended May 31, 2012 is presented below:

Six months ended
May 31, 2012

Weighted
	Number	average
	of	exercise
	options	price
$
Options outstanding at beginning of year	-	-
Changes during the year:
Granted - at market price	471,200	1.4
Expired	-	-
Options outstanding at end of the period	471,200	1.4
Options exercisable at end of the period	-	-

Costs incurred in respect of stock based compensation for consultants, for the six months ended May 31, 2012 and May 31, 2011 were $10,253 and $0, respectively. The weighted average period of the remaining unearned compensation of $387,853 at May 31, 2012 will be recorded over 4.87 years.

The following table presents summary information concerning the options granted to employees outstanding as of May 31, 2012:

	Number of	Remaining
Exercise	outstanding	Contractual
prices	options	Life	Intrinsic value
$		Years	$
1.4	471,200	9.87	-
	471,200	9.87	-

As of May 31, 2012 the options granted to non employees are not exercisable.

NOTE 5 – TAXES ON INCOME

1.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

2.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2012 is 25%.

3.	Deferred income taxes:

		May 31		November 30
		2012		2011
In respect of:
Net operating loss carryforward		$361,116		$46,810
R&D expenses		$15,292		$0
Vacation accrual		$2,238		$0
Less - Valuation allowance		$378,646		(46,810)
Net deferred tax assets	$	,-,	$	,-,

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

NOTE 6 - SUBSEQUENT EVENTS

1.

On June 4, 2012, 471,200 options were granted to Mr. Guy Yachin, the Company's director, at an exercise price of $0.85 per share, the options vest in five equal annual instalments from the date of grant and expire on June 4, 2022. . The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $381201, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 123%; risk-free interest rates of 1.53%; and expected life of 10 years.

2.

On June 4, 2012, 706,904 options were granted to Mr. Dov Weinberg, a consultant for the Company, at an exercise price of $0.69 per share, the options vest in four equal semi - annual installments from the date of grant and expire on February 2, 2022. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $ 575,419, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 123%; risk-free interest rates of 2.17%; and expected life of 10 years.

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

On August 5, 2011, we entered into a letter of intent with Prof. Sarah Ferber and Ms. Vered Caplan according to which, inter alia, Prof. Ferber has agreed to use commercially reasonable efforts to cause Tel Hashomer Medical Research, Infrastructure and Services Ltd to license all of the assets associated with "Methods Of Inducing Regulated Pancreatic Hormone Production" and "Methods Of Inducing Regulated Pancreatic Hormone Production In Non-Pancreatic Islet Tissues".

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

Recent Corporate Developments

Since the commencement of our second quarter ended May 31, 3012, we experienced the following significant corporate developments:

1.

On March 2, 2012, we entered into a consultancy agreement with Weinberg Dalyo Inc., a corporation incorporated in the state of New York and owned by our chief financial officer, Dov Weinberg to be effective from February 2, 2012. Under the agreement, Mr. Weinberg will provide us with certain consulting services such as financial and regulatory filings; management controls and procedures; tax planning; and other services as detailed in the consultancy agreement. In return for providing the consulting services we will pay Weinberg Dalyo a fee of US $3,000 per month; reimburse any of out-of- pocket expenses; and on June 4, 2012, we granted stock options entitling the holder to purchase 706,904 of our common shares at an exercise price of $0.69 per common share for a period of 10 years. The options are subject to our stock option plan and one quarter vest every 6 months starting February 2, 2012. Mr. Weinberg will be eligible for a performance bonus as set out in the agreement.

2.

On March 14, 2012, we signed an employment agreement with Jacob BenArie, our Chief Executive Officer to be effective from February 2, 2012. In return for acting as our Chief Executive Officer we will pay Mr. BenArie a fee of 40,000 New Israeli Shekels per month; reimburse any of out-of-pocket expenses; and the grant of 2,781,905 stock options at a price of US $0.69 per option share. The options will be subject to our stock option plan and will have vesting provisions.

3.

Effective March 15, 2012, we entered into an investor relations agreement with Crescendo Communications, LLC to provide investor relations to our company. Under the terms of the investor relations agreement, Crescendo will be paid a monthly retainer of US $3,000 plus out of pocket expenses. The investor relations agreement will terminate on March 1, 2013 unless extended by both parties.

4.	On March 21, 2012, Silberstein Ungar, PLLC was dismissed as our independent accountant. On March 21, 2012, we engaged PricewaterhouseCoopers Israel as our principal independent accountant.

5.

On April 2, 2012 we entered into a consulting agreement with Corax Management, Inc. Under the terms of the agreement, we have appointed Mr. Guy Yachin to our board of directors. In consideration of Mr. Yachin's services, we will pay the Consultant a signing bonus of USD$5,000 and a gross monthly fee of US $2500. In addition, we will pay for Mr. Yachin's attendance at Board meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. On June 4, 2012, we issued to Mr. Guy Yachin stock options, which entitle the holder to purchase 471,200 common shares at an exercise price of $0.85 per common share for a period of 10 years. One-fifth of the stock options vest each year on June 4. We will also reimburse the Consultant's pre-approved business expenses.

6.

On April 11, 2012, we announced the entry into of an agreement between Tel Hashomer - Medical Research, Infrastructure and Services Ltd. and our Israeli subsidiary, Orgenesis Ltd., to perform a study of liver cells into pancreatic cells, at the facilities and using the equipment and personnel of the Chaim Sheba Medical Center of Israel under the supervision of our Chief Science Officer, Prof. Sarah Ferber. We will pay Tel Hashomer the amount of New Israeli Shekel 279,000 (approximately US $74,231.40) plus VAT plus an advance payment of New Israeli Shekel 30,000 (approximately US $7,981.87) . The agreement will continue until Tel Hashomer completes their study or until we terminate the agreement with 90 days written notice.

7.

On April 14, 2012 we executed a consulting agreement with G. Alexander Fleming. Dr. Fleming has agreed to be appointed to our Board of Advisor’s committee, and in return we will pay Dr. Fleming an hourly fee of $300 for attending in person meetings and $200 for attending meetings via conference call. On June 4, 2012, we granted Dr. Fleming stock options, which entitle him to purchase 471,200 common shares at an exercise price of $1.40 per common share. One-fifth of the stock options vest each year on June 4. Dr. Fleming will also be reimbursed for of pocket expenses incurred for carrying out consulting business.

8.

On April 17, 2012, we entered into an agreement with Yaron Adler. Under the terms of the agreement, we have appointed Yaron Adler to our board of directors. In consideration of Mr. Adler’s services, we will pay him a one time fee of US $15,000 upon our company closing an equity financing of at least US $3,000,000. In addition, we will pay for his attendance at board meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We anticipate that we will issue to Mr. Adler 706,890 stock options subject to the terms of our stock option plan at an exercise price set at the time of the grant. We will also reimburse any pre-approved business expenses incurred by Mr. Adler.

9.

On April 24, 2012, we entered into an agreement with Etti Hanochi dated for reference April 6, 2012. Under the terms of the agreement, we have appointed Etti Hanochi to our board of directors. In consideration of Ms. Hanochi’s services we will pay for her attendance at Board meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We will issue to Ms. Hanochi 235,630 stock options subject to the terms of our stock option plan at an exercise price set at the time of the grant. We will also reimburse any pre-approved business expenses incurred by Ms. Hanochi.

10.

On April 30, 2012, we accepted a subscription agreement and issued an aggregate of 100,000 units of our company to an off-shore investor at a price of $1.00 per unit for gross proceeds of $100,000. Each unit is comprised of one share of our common stock and two share purchase warrant. The holders of such unit must exercise half of their warrants, at a price of $1.00 per warrant share, for additional equity of 100,000, upon the earlier of: (i) our company or our subsidiary signing an agreement with a clinical center, and (ii) 6 months following the closing of such placement of units, and the other half, at a price of $1.00 per warrant share, for additional equity of $100,000, upon the feasibility of enhancement of cell propogation capability for three years from closing at a price of $1.00 per warrant share.

11.

Effective May 2, 2012 we entered into a letter agreement with the Investor Relations Group Inc. to provide investor relations to our company. Under the terms of the investor relations agreement, IRG will be paid a monthly retainer of US $7,000 plus out of pocket expenses. The investor relations agreement will terminate on October 2, 2012 unless renewed by the agreement of either party

12.

Effective May 23, 2012, our board of directors adopted and approved the Global Share Incentive Plan (2012). The purpose of the option plan is to enhance the long-term stockholder value of our company by offering opportunities to our directors, officers, key employees, independent contractors and consultants to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 12,000,000 shares of our common stock are available for issuance under the stock option plan.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three and six months ended May 31, 2012.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three and six months ended May 31, 2012 are summarized as follows in comparison to our expenses for the three and six months ended May 31, 2011:

	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
Research & development expenses	$478,759	$-	$1,198,430	$-
Business Development expenses	$48,870	$-	$48,870	$-
General & Administration expenses	$347,199	$2,265	$481,290	$-
Net loss	$874,818	$2,265	$1,728,679	$7,701

Research and development expenses

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Patents(1)
Registrations Salaries & related	$-	$-	$589,622	$-
expenses	$449,564	$-	$577,112	$-
Others	$29,195	$-	$31,696	$-
Total	478,759	-	1,198,430	-

(1)The amount includes compensation expenses of $589,622 to our patent lawyer related to the patent registration. The compensation is $509,622 in stock based compensation and $80,000 in cash.

The increase in our expenses compared to the same period last year is because of the changing of our operations.

Business development expenses

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
Salaries & related expenses	$6,030	$-	$6,030	$-
Others	$42,840	$-	$42,840	$-
Total	48,870	-	48,870	-

The increase in our expenses compared to the same period last year is because of the changing of our operations. These expenses are part of our general and administrative expenses in the Financial Statements.

General and Administrative Expenses

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
Salaries & related expenses	$160,860	$-	$208,101	$-
Accounting & Legal	$38,348	$1,750	$149,889	$6,004
Transfer agent & filing fees	$2,867	$300	$5,660	$1,275
General & Administrative	$145,124	$215	$117,640	$422
Total	347,199	2,265	$481,290	$7,701

The increase in our expenses compared to the same period last year is because of the changing of our operations. The increase in our accounting and legal expenses compared to the same period last year is because of compensation expenses to our legal adviser in respect of the changing of our operation

Liquidity and Financial Condition

Working Capital

	May 31,	November 30,
	2012	2011
Current Assets	$174,655	$2,340
Current Liabilities	$243,181	$85,013
Working Capital (Deficiency)	$(68,526)	$(82,673)

The increase in our current assets as at May 31, 2012, as compared to November 30, 2011, is due to the closing of a financing (the “Financing”) on February 2, 2012. The Financing consisted of the sale of 500,000 units (each, a “Unit”) at a purchase price of $1.00 per Unit, for total consideration of $500,000. Each Unit is comprised of one common share in our capital (each, a “Share”) and two non-transferrable share purchase warrants (each, a "Warrant"). In addition, on April 25, 2012 the closing of the subscription agreement of 100,000 units at a price of $1.00 per unit for gross proceeds of $100,000.The increase in our liabilities is due to the fact that we started our operations on February y 2nd 2012

Cash Flows

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
Net cash from (used in) operations	$(319,294)	$(3,455)	$(438,449)	$(9,201)
Net cash (used in) investing activities	$(7,203)	$-	$(7,203)	$-
Net cash provided by financing activities	$100,000	$-	$571,661	$-
Increase (Decrease) in Cash During the Period	$(226,497)	$(3,455)	$126,009	$(9,201)

The increase in net cash compared to the same period last year is because of the closing of the Financing, and the closing of the subscription agreement of 100,000 units at a price of $1.00 per unit for gross proceeds of $100,000.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We had net losses for the period from inception (June 5, 2008) through May 31, 2012, of $1,866,352 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the 12 months following May 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, including via future issuance of 1,200,000 Shares in a total amount of $1,200,000 pursuant to the Warrants.

These consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$53,507
Employee compensation	$645,866
General and administration	$127,907
Professional services fees	$155,000
Regulation and compliance	$119,000
Business development	$250,200
Total:	$$1,451,480

Future Financing

We will require additional funds to implement our growth strategy for our new business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. Our only current source of funding is the exercise of the Warrants pursuant to the Financing. Each Warrant is exercisable into one additional Share and shall expire after three years. The holders of such Warrants must exercise half of their Warrants, at a price of $1.00 per Share, for additional equity of $500,000, upon the earlier of: (i) our company or our subsidiary signing an agreement with a clinical center, and (ii) six months following the closing of such placement of Units, and the other half, at a price of $1.00 per Share, for additional equity of $500,000, upon the feasibility of enhancement of cell propagation capability for three years from closing.

On April 25, 2012 the Company entered into a subscription agreement for the issuance of 100,000 shares of the Company's Common stock at a purchase price of $1.00 per share, for a total consideration of $100,000. Under the agreement the subscribers committed to purchase additional 200,000 shares of the Company's common stock at a purchase price of $1.00 per share.Half of the shares will be issued for an additional consideration of $100,000, upon the earlier of: (i) the Company or its Subsidiary signing an agreement with a clinical center, and (ii) 6 months following the closing of the placement of shares, and the other half of the shares will be issued for an additional consideration of $100,000 twenty business days after the company has demonstrated it has achieved the feasibility of enhancement of cell propagation capability. These warrants are exercisable until April 30, 2015 There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

As of May 31, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the three material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended November 30, 2011.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, the following series of measures:

  During the three months ended May 31, 2012, we appointed three new directors to our board of directors.

Changes in internal control over financial reporting

Besides the changes discussed above under the heading “Management’s Remediation Initiatives”, there were no changes in our internal control over financial reporting during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We have net losses for the period from inception (June 5, 2008) through May 31, 2012, of $1,866,352 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the twelve months following May 31, 2012. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire and develop pharmaceutical assets, we will almost certainly find it difficult to raise debt financing from traditional lending sources. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

10.6	Compensation Letter dated February 2, 2012 between our company and Vered Caplan (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.7	Personal Employment Agreement with Jacob Ben Arie dated February 2, 2012 (incorporated by reference to our current report on Form 8-K filed on March 15, 2012)
10.8	Consultancy Agreement dated March 2, 2012 with Weinberg Dalyo Inc. (incorporated by reference to our current report on Form 8-K filed on March 15, 2012)
10.9	Investor Relations Agreement dated March 15, 2012 with Crescendo Communications, LLC (incorporated by reference to our current report on Form 8-K filed on March 15, 2012)
10.10

Research Services Agreement dated March 22, 2012 with Tel Hashomer – Medical Research, Infrastructure and Services Ltd. (incorporated by reference to our current report on Form 8-K filed on April 13, 2012)

10.11	Director Agreement with Guy Yachin dated April 2, 2012 (incorporated by reference to our current report on Form 8-K filed on April 5, 2012)
10.12	Director Agreement with Yaron Adler dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 23, 2012)
10.13	Director Agreement with Etti Hanochi dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 25, 2012)
10.14	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.15	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.16	Board of Advisors Consulting Agreement April 14, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.17	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.18	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)

No.	Description
10.19	Letter agreement with the Investor Relations Group Inc. dated May 2, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Jacob Ben Arie
Jacob Ben Arie
Chief Executive Officer and President
(Principal Executive Officer)
Date: July 25, 2012

/s/ Dov Weinberg
Dov Weinberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer
Date: July 25, 2012