Form 10-Q
period 2012-08-31
Orgenesis Inc.
filed 2012-10-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period _____________________ to _____________________

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
As of October 15, 2012, there were 49,117,903 shares of common stock, par value $0.0001 outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	August 31,	November 30,
	2012	2011
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	313,579	1,275
Prepaid expenses	26,787	1,065
Total current assets	340,366	2,340

FUNDS IN RESPECT OF RETIREMENT BENEFIT OBLIGATION	677	-

PROPERTY AND EQUIPMENT, NET	8,822	-

Total assets	349,865	2,340

Liabilities and stockholders' equity
CURRENT LIABILITIES:
Accounts payable	56,619	44,513
Employees and related payables	49,395	-
Accrued expenses	44,116	5,000
Due to related parties	42,362	35,500
Total current liabilities	192,492	85,013

LONG-TERM LIABILITIES:
Due to related parties		-

Retirement benefit obligation	922	-
Total long-term liabilities	922	0

Commitments (Note 3)

Total liabilities	193,414	85,013

STOCKHOLDERS' EQUITY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at August 31, 2012 and at November 30, 2011; issued and outstanding: 49,117,903 and 80,500,000 shares at August 31, 2012 and November 30, 2011, respectively	4,912	8,050
Additional paid-in capital	3,893,144	46,950
Deficit accumulated during the development stage	(3,741,605)	(137,673)
Total Capital deficiency	156,451	(82,673)
Total liabilities and Capital deficiency	349,865	2,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
U.S. dollars

					Period
					from June
					5, 2008
					(inception)
	Nine months ended		Three months ended		through
	August 31,	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011	2012

RESEARCH AND DEVELOPMENT EXPENSES	1,740,697	-	542,267	-	1,740,697
GENERAL AND ADMINISTRATIVE EXPENSES	1,876,966	10,436	1,346,807	2,735	2,014,639
OPERATING LOSS	3,617,663	10,436	1,889,074	2,735	3,755,336
FINANCIAL INCOME, NET	(13,731)	-	(13,820)	-	(13,731)
NET LOSS FOR THE PERIOD	3,603,932	10,436	1,875,254	2,735	3,741,605

LOSS PER COMMON STOCK:
Basic and diluted	0.06	0	0.04	0

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER COMMON STOCK:	56,063,918	80,500,000	48,786,381	80,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY)
(UNAUDITED)
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	Deficit
Balance at June 5, 2008 (inception)	-	-	-	-	-
Changes during the period from June 5, 2008 through November 30, 2010
Shares issued to founder on June 5, 2008 0.0125$ Per Share	1,600,000	1,600	18,400	-	20,000
Private Placement at 0.05$ Per Share	700,000	700	34,300	-	35,000
Net Loss	-	-	-	(65,321)	(65,321)
Balance as of November 30, 2010	2,300,000	2,300	52,700	(65,321)	(10,321)
Effect of 35:1 stock split	78,200,000	5,750	(5,750)	-	-
Net Loss	-	-	-	(72,352)	(72,352)
Balance as of November 30, 2011	80,500,000	8,050	46,950	(137,673)	(82,673)

Changes during the nine month period ended August 31, 2012 (Unaudited)
Shares cancelled	(33,873,049)	(3,387)	3,387	-	-
Warrants and shares issued for cash, net of issuance expenses	1,100,000	110	1,071,551	-	1,071,661
Stock based compensation related to options granted to employees	-	-	2,139,260	-	2,139,260
Stock-based compensation related to options granted to consultant	-	-	122,513	-	122,513
Shares issued for services	1,390,952	139	509,483	-	509,622
Net loss for the period				(3,603,932)	(3,603,932)
Balance at August 31, 2012	49,117,903	4,912	3, 893,144	(3,741,605)	156,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

			Period from June 5,
			2008 (inception date)
	Nine months ended		through
	August 31,	August 31,	August 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,603,932)	(10,436)	(3,741,605)
Adjustments required to reconcile net loss to net cash used in operating activities:

Write-off of website development costs	-	-	15,000
Stock-based compensation related to options granted to employees	2,139,260	-	2,139,260
Stock-based compensation related to options granted to consultant	122,513	-	122,513
Changes in accrued retirement benefits obligation	922		922
Depreciation	856	-	856
Shares issued for services	509,622	-	509,622
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(25,722)	153	(26,787)
Increase (Decrease) in accounts payable and accrued expenses	51,222	(1,056)	100,735

Increase in due to related parties	6,862	15,000	42,362
Increase in employees and related payables	49,395	-	49,395
Total net cash provided by (used in) operating activities	(749,002)	3,661	(787,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,678)	-	(9,678)
Website development costs	-	-	(15,000)
Amounts funded in respect of retirement benefits obligations, net	(677)		(677)
Total net cash derived from (used in) investing activities	(10,355)	-	(25,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Warrants and shares issued for cash, net of issuance expenses	1,071,661	-	1,126,661
Net cash provided by financing activities	1,071,661	-	1,126,661
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	312,304	3,661	313,579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,275	1,464	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	313,579	5,125	313,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

a.	General:

1.	Operations

Orgenesis Inc. (formerly Business Outsourcing Services, Inc.) (“the Company”), incorporated in the state of Nevada on June 5, 2008 is currently developing a new technology for regeneration of functional insulin- producing cells, thus, enabling nomal glucose regulated insulin secretion, via cell therapy.

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

The accompanying unaudited interim condensed consolidated financial statements as of August 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however, the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of November 30, 2011 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2011 Annual Report on Form 10-K. Operating results for the nine months ended August 31, 2012, are not necessarily indicative of the results that may be expected for the year ending November 30, 2012.

3.	Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes and employee benefits, lab expenses, consumable equipment and consultants. All costs associated with research and developments are expensed as incurred.

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through August 31, 2012, of $3,741,605 as well as a negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following August 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, including via future issuance of 700,000 shares of common stock in a total amount of $700,000 as mentioned in note 4(2).

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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 2 – RELATED PARTY:

On June 2, 2012 the Company signed a promissory note with Guilbert Cuison, one of the company's shareholders. According to the note, the Company will return the loan given by the shareholder within thirty days from the date the Company completes an equity financing resulting in the gross proceeds to the borrower of at least $3,000,000.

NOTE 3 - COMMITMENTS:

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

NOTE 3 - COMMITMENTS (continued):

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

5.

On April 2, 2012 the Company entered into an agreement with Guy Yachin to serve as a director in the Company's board of directors for a consideration of $2,500 per month and an additional payment for every board meeting on an hourly basis.

6.

On April 6, 2012 the Company entered into an agreement with Ettie Hanochi to serve as a director in the Company's board of directors for a consideration of $300 the first hour of attendance in at Board meetings, and $200 per each additional hour.

7.

On April 17, 2012 the Company entered into an agreement with Yaron Adler to serve as a director in the Company's board of directors for a consideration for every board meeting on an hourly basis. In the event the Company receives an aggregate financing of at least $3,000,000 he will be entitled to a one-time payment in the amount of $15,000.

8.	On May 13, 2012 the Company entered into an agreement with Shimon Hassin to serve as an R&D consultant for a consideration determine on an hourly basis up to $500 per day.

NOTE 4 - SHARE CAPITAL:

1.	Share capital:

The share capital is composed of common stock of $0.0001 par value each: 1,750,000,000 shares authorized at August 31, 2012 and November 30, 2011; 49,117,903 and 80,500,000 shares issued and outstanding at August 31, 2012 and November 30, 2011.

On February 2, 2012, two of the Company's shareholders have cancelled 33,873,049 of the common stock of the Company held by them in connection with the capital raising and other changes in the capital.

NOTE 4 - SHARE CAPITAL (continued):

2.	Financing:

On February 2, 2012 the Company entered into a subscription agreement for the sale of 500,000 shares of the Company's common stock at a purchase price of $1.00 per share, for total consideration of $500,000. Under the agreement the subscribers committed to purchase additional 1,000,000 shares of the Company's common stock at a purchase price of $1.00 per share.Half of the shares will be issued for an additional consideration of $500,000, upon the earlier of: (i) the Company or its Subsidiary signing an agreement with a clinical center, and (ii) 6 months following the closing of the placement of shares, and the other half of the shares will be issued for an additional consideration of $500,000, upon the feasibility of enhancement of cell propagation capability if achieve from three years from closing. The February 2, 2012 warrants to purchase 1,000,000 shares were cancelled.

On July 31, 2012, the Company entered into a new subscription agreement and issued an additional 500,000 shares of the Company's common stock at a purchase price of $1.00 per share, for total consideration of $500,000. Under the agreement the subscriber was granted a warrant to purchase additional 500,000 shares of the Company's common stock at a purchase price of $1.00 per share for one year.

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

NOTE 5 – STOCK BASED COMPENSATION:

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

The fair value of each stock option grant is estimated at the date of grant using the Black and Scholes option pricing model. The volatility is based on a historical volatility, by statistical analysis of the daily share pricing model. The expected term is the length of time until the expected dates of exercising of the options, based on estimated data regarding the employees' and directors' exercise behaviour.

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

NOTE 5 – STOCK BASED COMPENSATION (continued):

4.

On June 4, 2012, 471,200 options were granted to Mr. Guy Yachin, the Company's director, at an exercise price of $0.85 per share, the options vest in five equal annual instalments from the date of grant and expire on June 4, 2022. . The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $380,510 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 122%; risk-free interest rates of 1.53%; and expected life of 10 years.

5.

On July 8, 2012, 706,890 options were granted to Mr. Yaron Eldar, the Company's director, at an exercise price of $0.79 per share, the options vest in five equal annual instalments from the date of grant and expire on July 8, 2022. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $538,130, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 130%; risk-free interest rates of 1.57%; and expected life of 10 years.

6.

On July 10, 2012, 3,338,285 options were granted to Ms.Vered Kaplan, the Company's director, at an exercise price of $0.001 per share, the options vest in two equal annual instalments from February 2, 2012 and expire on February 2, 2022. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $2,936,403 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 130%; risk-free interest rates of 1.53%; and expected life of 10 years.

7.

On August 7, 2012, 235,630 options were granted to Ms. Etti Hanochi, the Company's director, at an exercise price of $0.79 per share, the options vest in five equal annual instalments from the date of grant and expire on August 7, 2022. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $185,845, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 153%; risk-free interest rates of 1.66%; and expected life of 10 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

For options
granted during
the nine months
ended
August 31,
2012
Expected option life (years)	10.0
Expected stock price volatility (%)	101%- 153%
Risk free interest rate (%)	1.53-1.86
Expected dividend yield (%)	0.0

A summary of the Company's stock option granted to employees and directors as of August 31, 2012 and changes for the nine months ended August 31, 2012 is presented below:

NOTE 5 – STOCK BASED COMPENSATION (continued):

	Nine months ended
	August 31, 2012

		Weighted
	Number	average
	Of	exercise
	options	price
		$

Options outstanding at the beginning of the year	-	-
Changes during the period:
Granted - at market price	10,315,815	0.186
Expired	-	-
Options outstanding at end
of the period	10,315,815	0.186
Options exercisable at end
of the period	1,854,603	0.172

Costs incurred in respect of stock based compensation for employees and directors, for the nine months ended August 31, 2012 and August 31, 2011 were $2,139,260 and $0, respectively. The remaining compensation cost of $ $4,842,,702 is expected to be recognized over a weighted average period of 2.3 years.

The following table presents summary information concerning the options granted to employees and directors outstanding as of August 31, 2012:

	Number of	Remaining
Exercise	outstanding	Contractual
prices	options	Life	Intrinsic value
$		Years
0.0001	2,781,905	9.42	1,446,312
0.69	2,781,905	9.42	-
0.001	3,338,285	9.73	1,732,570
0.85	471,200	9.76	-
0.79	235,630	9.93	-
0.79	706,890	9.85	-
	10,315,815	9.58	3,178,882

The following table presents summary of information concerning the options exercisable as of August 31, 2012:

	Number of
Exercise	exercisable	Total
prices	options	Exercise price
$		$
0.0001	1,390,953	139
0.69	463,651	319,919
	1,854,604	320,058

NOTE 5 – STOCK BASED COMPENSATION (continued):

8.	options granted to non employees:

1.

On April 14, 2012, 471,200 options were granted to Dr. G. Alexander (Zan) Fleming, the Company's advisor, at an exercise price of $1.4 per share, the options vest five equal annual instalments from February 2, 2012 and expire on April 4, 2022. The fair value of these options as of the date of grant is $586,173 using the Black and Scholes option-pricing model based on the following assumptions: dividend yield of 0% for all years; expected volatility of 118%; risk free interest of 2.02% and remaining expected life of 10 years.

2.

On June 4, 2012, 706,904 options were granted to Mr. Dov Weinberg, a consultant for the Company, at an exercise price of $0.69 per share, the options vest in four equal semi - annual installments from the date of grant and expire on February 2, 2022. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $ 347,192, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 123%; risk-free interest rates of 1.53%; and expected life of 10 years.

A summary of the status of the stock options granted to Consultants as of August 31, 2012 and changes for the nine months ended August 31, 2012 is presented below:

	Nine months ended
	August 31, 2012

		Weighted
	Number	average
	of	exercise
	options	price
		$

Options outstanding at beginning of year	-	-
Changes during the period:
Granted - at market price	1,178,104	0.97
Expired	-	-
Options outstanding at end of the period	1,178,104	0.97
Options exercisable at end of the period	176,726	0.69

Costs incurred in respect of stock based compensation for consultants, for the nine months ended August 31, 2012 and August 31, 2011 were $122,513 and $0, respectively. The remaining compensation cost of $ $477,408 is expected to be recognized over a weighted average period of 2.9 years.

The following table presents summary information concerning the options granted to employees outstanding as of August 31, 2012:

	Number of	Remaining
Exercise	outstanding	Contractual
prices	options	Life	Intrinsic value
$		Years	$
1.4	471,200	9.62	-
0.69	706,904	9.42	-
	1,178,104	9.5	-

NOTE 5 – STOCK BASED COMPENSATION (continued):

The following table presents summary of information concerning the options exercisable as of August 31, 2012:

	Number of
Exercise	exercisable	Total
prices	options	Exercise price
$		$
0.69	176,726	121,941
	176,726	121,941

NOTE 6 – TAXES ON INCOME

1.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

2.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2012 is 25%.

3.	Deferred income taxes:

		August 31,		November 30
		2012		2011
In respect of:
Net operating loss carryforward		$416,861		$46,810
R&D expenses		$36,861		$0
Vacation and severance pay accruals		$2,236		$0
Less - Valuation allowance		(455,958)		(46,810)
Net deferred tax assets	$	,-,	$	,-,

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

Recent Corporate Developments

Since the commencement of our third quarter ended August 31, 3012, we experienced no new significant corporate developments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three and nine months ended August 31, 2012.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three and nine months ended August 31, 2012 are summarized as follows in comparison to our expenses for the three and nine months ended August 31, 2011:

	Three Months	Three Months	Nine Months		Nine Months
	Ended	Ended	Ended		Ended
	August 31,	August 31,	August 31,		August 31,
	2012	2011	2012		2011
Research & development expenses	$542,267	$-	$1,740,697	$
Business Development expenses	$1,003,924	$-	$1,052,794	$
General & [1] Administration expenses	$342,883	$2,735	$824,172		$10,436
Net loss including financial income	$1,889,074	$2,735	$3,603,932		$10,436

1 These do not equal to the numbers in the financials for G&A

Research and development expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Patents [1] Registrations	$-	$-	$589,622	$-
Salaries & related expenses	$438,917	$-	$1,016,030	$-
Others	$103,350	$-	$135,045	$-
Total	$542,267	$-	$1,740,697	$-

1	The amount includes compensation expenses of $589,622 to our patent lawyer related to the patent registration. The compensation is $509,622 in stock based compensation and $80,000 in cash.

The increase in our expenses compared to the same period last year is because of the changing of our operations.

Business development expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011
Salaries & related expenses	$943,967	$-	$949,996	$-
Others	59,958	-	102,798	-
Total	$1,003,924	$-	$1,052,794	$-

The increase in our expenses compared to the same period last year is because of the changing of our operations. These expenses are part of our general and administrative expenses in the Financial Statements.

General and Administrative Expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011
Salaries & related expenses	$191,051	$-	$399,152	$-

Accounting & Legal	48,210	1,750	215,139	7,754
Transfer agent & filing fees	8,657	540	14,317	1,815
General & Administrative	94,965	445	195,564	867
Total	$342,883	$2,735	$824,172	$10,436

The increase in our expenses compared to the same period last year is because of the changing of our operations. The increase in our accounting and legal expenses compared to the same period last year is because of compensation expenses to our auditors and legal adviser in respect of the changing of our operation .

Liquidity and Financial Condition

Working Capital

	August 31,	November 30,
	2012	2011
Current Assets	$340,366	$2,340
Current Liabilities	192,492	85,012
Working Capital (Deficiency)	$147,874	$(82,672)

The increase in our working capitalas at August 31,2012, as compared to November 30,2011 is due to the closing of financing for total consideration of $1,100,000.

Cash Flows

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011
Net cash from (used in) operations	$(310,553)	$(890)	$(749,002)	$3,661
Net cash (used in) investing activities	(3,152)	-	(10,355)	-
Net cash provided by financing activities	500,000	-	1,071,661	-
Increase (Decrease) in Cash During the Period	$186,295	$(890)	$312,304	$3,661

The increase in net cash compared to the same period last year is because of the closing of the Financing .for total consideration of $1,100,000,that we received since February 2, 2012.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We had net losses for the period from inception (June 5, 2008) through August 31, 2012, of $3,741,605 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the 12 months following August 31, 2012. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders. As a replacement to the agreement thet was cancelled, we accepted a subscription agreement and on July 31, 2012 issued an aggregate of 500,000 units of our company to an off-shore investor at a price of $1.00 per unit for gross proceeds of $500,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant is exercisable into one share of common stock at an exercise price of $1.00 per share until one year from the date of the issuance of the share purchase warrant.

We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$665,771
Employee compensation	569,149
General and administration	246,301
Regulation and compliance	202,150
Business development	316,600
Total:	$1,999,971

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

As of August 31, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended November 30, 2011.

Management’s Remediation Initiatives

During the three months ended August 31, 2012, we did not take any action to remediate the identified material weaknesses and other deficiencies and enhance our internal controls,

Changes in internal control over financial reporting

Besides the changes discussed above under the heading “Management’s Remediation Initiatives”, there were no changes in our internal control over financial reporting during the three months ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We have net losses for the period from inception (June 5, 2008) through August 31, 2012, of $3,741,605 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the twelve months following August 31, 2012. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire and develop pharmaceutical assets, we will almost certainly find it difficult to raise debt financing from traditional lending sources. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We accepted a subscription agreement and on July 31, 2012 issued an aggregate of 500,000 units of our company to an off-shore investor at a price of $1.00 per unit for gross proceeds of $500,000. Each unit is comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant is exercisable into one share of common stock at an exercise price of $1.00 per share until one year from the date of the issuance of the share purchase warrant.

We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

10.11	Director Agreement with Guy Yachin dated April 2, 2012 (incorporated by reference to our current report on Form 8-K filed on April 5, 2012)
10.12	Director Agreement with Yaron Adler dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 23, 2012)
10.13	Director Agreement with Etti Hanochi dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 25, 2012)
10.14	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.15	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.16	Board of Advisors Consulting Agreement April 14, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.17	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.18	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)

No.	Description
10.19	Letter agreement with the Investor Relations Group Inc. dated May 2, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.20	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on August 3, 2012)
10.21	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on August 3, 2012)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Jacob Ben Arie
Jacob Ben Arie
Chief Executive Officer and President
(Principal Executive Officer)
Date: October 15, 2012

/s/ Dov Weinberg
Dov Weinberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer
Date: October 15, 2012