Form 10-Q
period 2013-02-28
Orgenesis Inc.
filed 2013-04-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

[     ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________________to ______________________

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
As of April 15, 2013, there were 49,617,903 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)
(A development stage company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2013

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets	2
Condensed Consolidated Statements of comprehensive loss	3
Condensed Consolidated Statements of changes in stockholders’ deficiency	4
Condensed Consolidated Statements of cash flows	5
Notes to Condensed Consolidated financial statements	6-19

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	February 28,	November 30,
	2013	2012
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$50,015	$347
Short term deposits	10,002	10,002
Prepaid expenses and Accounts receivable	22,525	28,249
Total current assets	$82,542	$38,598

FUNDS IN RESPECT OF RETIREMENT BENEFIT OBLIGATIONS	$1,925	$1,296

PROPERTY AND EQUIPMENT, NET	$13,363	$8,273

Total assets	$97,830	$48,167

Liabilities net of Stockholders' deficiency
CURRENT LIABILITIES:

Accounts payable	$134,844	$135,791
Accrued expenses	129,272	73,138
Employees and related payables	49,110	75,879
Related parties	42,362	42,362
Total current liabilities	$355,588	$327,170

RETIREMENT BENEFIT OBLIGATIONS	$2,191	$1,553

Commitments (Note 2)

Total liabilities	$357,779	$328,723

STOCKHOLDERS' DEFICIENCY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at February 28, 2013 and November 30, 2012; issued and outstanding: 49,617,903 and 49,117,903 shares at February 28, 2012 and November 30, 2012, respectively	4,962	4,912
Additional paid-in capital	6,200,698	4,850,348
Deficit accumulated during the development stage	(6,465,609)	(5,135,816)
Total Stockholders' deficiency	(259,949)	(280,556)
Total liabilities net of Stockholders' deficiency	$97,830	$48,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. dollars

			Period
			from June
			5, 2008
			(inception date)
	Three months ended		through
	February 28,	February 29,	February 28,
	2013	2012	2013
RESEARCH AND DEVELOPMENT EXPENSES	$485,261	$719,671	$2,794,072
GENERAL AND ADMINISTRATIVE EXPENSES	835,094	134,091	3,652,515
OPERATING LOSS	$1,320,355	$853,762	$6,446,587
FINANCIAL EXPENSES, NET	9,438	99	19,022
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$1,329,793	$853,861	$6,465,609

BASIC AND DILUTED LOSS PER COMMON STOCK	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER COMMON STOCK:	49,606,667	69,839,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS' CAPITAL DEFICIENCY
(UNAUDITED)
U.S. dollars

				Deficit
				accumulated	Total
			Additional	during the
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	Deficit
Balance at June 5, 2008 (inception)	-	$-	$-	$-	$-
Changes during the period from June 5, 2008 through November 30, 2010
Shares issued to founder on June 5, 2008 $0.000357 Per Share	56,000,000	$5,600	14,400	-	20,000
Private Placement at 0.00143$ Per Share	24,500,000	2,450	32,550	-	35,000
Net Loss for the period- Comprehensive loss	-	-	-	(65,321)	(65,321)
Balance as of November 30, 2010	80,500,000	8,050	46,950	(65,321)	(10,321)
Net Loss for the year- Comprehensive loss	-	-	-	(72,352)	(72,352)
Balance as of November 30, 2011	80,500,000	8,050	46,950	(137,673)	(82,673)
Shares cancelled	(33,873,049)	(3,387)	3,387	-	-
Warrants and shares issued for cash, net of issuance expenses	1,100,000	110	1,071,551	-	1,071,661
Stock-based compensation expenses related to options granted to employees	-	-	2,976,922	-	2,976,922
Stock-based compensation expenses related to options granted to consultant	-	-	242,055	-	242,055
Shares issued for services	1,390,952	139	509,483	-	509,622
Net loss for the year- Comprehensive loss				(4,998,143)	(4,998,143)
Balance as of November 30, 2012	49,117,903	$4,912	$4,850,348	$(5,135,816)	$(280,556)
Changes during the three month period ended February 28, 2013 (Unaudited)
Warrants and shares issued for cash	500,000	50	499,950	-	500,000
Stock based compensation related to options granted to employees	-	-	797,584	-	797,584
Stock-based compensation related to options granted to consultants	-	-	52,816	-	52,816
Net loss for the period- Comprehensive loss				(1,329,793)	(1,329,793)
Balance as of February 28, 2013	49,617,903	4,962$	$6,200,698	$(6,465,609)	($ 259,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

			Period from June
			5, 2008
	Three months ended		(inception date) through
	February 28,	February 29,	February 28,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,329,793)	(853,861)	(6,465,609)
Adjustments required to reconcile net loss to net cash used in operating activities:
Write-off of website development costs	-	-	15,000
Stock-based compensation related to options granted to employees	797,584	149,335	3,774,506
Stock-based compensation related to options granted to consultants	52,816	-	294,871
Changes in retirement benefit obligations	638	-	2,191
Depreciation	810	-	2,216
Shares issued for services rended		509,622	509,622
Changes in operating assets and liabilities:
Decrease in prepaid expenses and accounts receivable	5,724	1,052	(22,525)
Decrease in accounts payable	(947)	(27,563)	134,844
Increase in accrued expenses	56,134	56,273	129,272
Related parties	-	10,000	42,362
Increase (Decrease) in employees and related payables	(26,769)	35,987	49,110
Net cash used in operating activities	(443,803)	(119,155)	(1,534,140)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(5,900)	-	(15,579)
Website development costs	-	-	(15,000)
Investment in short term deposits	-	-	(10,002)
Amounts funded in respect of retirement benefit obligations	(629)	-	(1,925)
Net cash used in investing activities	(6,529)	-	(42,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Warrants and shares issued for cash	500,000	471,661	1,626,661
Net cash provided by financing activities	500,000	471,661	1,626,661
INCREASE IN CASH AND CASH EQUIVALENTS	49,668	352,506	50,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347	1,275	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	50,015	353,781	50,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

b.	Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of February 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however, the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of November 30, 2012 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2012 Annual Report on Form 10-K. Operating results for the three months ended February 28, 2013, are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

c.	Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes and employee benefits, lab expenses, consumable equipment and consulting fees. All costs associated with research and developments are expensed as incurred.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

e.	Functional currency

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

f.	Going concern considerations

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through February 28, 2013, of $6,465,609 as well as a negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Income Taxes

1.

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense.

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

h.	Stock-Based Compensation

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

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	i. Newly issued and recently adopted Accounting Pronouncements

1.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The Company adopted the pronouncement in the annual financail statements as of November 30, 2013.

2.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 is effective for the Company on November, 30, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

4.

On February 2, 2012, we entered into an employment agreement (the “Ferber Employment Agreement”) with Prof. Sarah Ferber. Pursuant to the Ferber Employment Agreement, Prof. Ferber agrees to serve as our Chief Scientific Officer. Prof. Ferber will be paid a gross salary of NIS (Israeli shekel) 36,000 per month, which is approximately $9,708 based on an exchange rate of 1 NIS equals $0.2696 as of February 28, 2013. In the event we complete a financing of at least $1,000,000 (in addition to the $1.5 million private placement in February 2012), Prof. Ferber’s salary will double.

5.

On February 2, 2012, we entered into a compensation agreement (the “Caplan Compensation Agreement”) with Ms. Caplan. Pursuant to the Caplan Compensation Agreement, Ms. Caplan agrees to serve as a director of our company. Ms. Vered will be paid a gross salary of NIS (Israeli shekel) 10,000 per month, which is approximately $2,696 based on an exchange rate of 1 NIS equals $0.2696 as of February 28, 2013. In the event we complete a financing of at least $ 2,000,000, Ms. Vered will be paid a onetime bonus of $100,000.

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

8.

On April 6, 2012 the Company entered into an agreement with Etti Hanochi to serve as a director in the Company's board of directors for a consideration of $300 the first hour of attendance in at Board meetings, and $200 per each additional hour. See also note 4(7).

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

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – COMMITMENTS (continued):

The company shall pay for services of Granzer range of 125-300 Euro per hour or 2,400 Euro per day.

11.

On October 18, 2012 the company entered into an agreement with Fraunhofer IGB to perform experiment and studies on transplants of liver cells in order to develop the manufacturing process in standards that will enable Orgenesis to use it in clinical trials. According to the agreement the company should pay per achieved phase –which are defined in the agreement –a total consideration of 260,000 Euro for all services. Under the terms of the agreement it's the company's discretion whether to conclude all the phases or only part of them.

12.

On January 7, 2013 the Company appointed a new CEO to the Company, whose compensation will consist of an annual gross salary of $180,000 and the eligibility to receive stock options, performance shares and an annual bonus at the discretion of our board of directors upon the performance as follow:

	a.	982,358 Performance Shares (2%) will be issued upon the completion of a fundraising;

	b.	1,473,537 Performance Shares (3%) will be issued as to 25% on each of the first, second, third and fourth anniversaries of the date of the employment agreement.

ΝOTE 3 – STOCKHOLDERS' DEFICIENCY:

1.	Share capital

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

The share capital is composed of common stock of $0.0001 par value each: 1,750,000,000 shares authorized at February 28, 2013 and November 30, 2012; 49,617,903 and 49,117,903 shares issued and outstanding at February 28, 2013 and November 30, 2012, respectively.

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

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ΝOTE 3– STOCKHOLDERS' DEFICIENCY (continued):

2.	Financing:

In February 2012, the Company entered into a subscription agreement with Derby Management LLC ("Derby") for the sale of 500,000 shares of the Company's common stock at a purchase price of $1.00 per share, for total consideration of $500,000. Under the agreement the subscribers committed to purchase additional 1,000,000 shares of the Company's common stock at a purchase price of $1.00 per share (the “February Warrants”). The terms of the warrants to be issued based on the following criteria. 500,000 shares will be issued for an additional consideration of $500,000, upon the earlier of: (i) the Company or its Subsidiary signing an agreement with a clinical center, and (ii) 6 months following the closing of the placement of shares. The remaining 500,000 shares will be issued for an additional consideration of $500,000 upon the feasibility of enhancement of cell propagation capability if achieved prior to February 2, 2015.

In April 2012, the Company completed a private placement of $100,000 with Derby for 100,000 shares of common stock and 100,000 common stock warrants at a purchase price of $1.00 per share (the “April Warrants”). The fair value of the April Warrants of the total consideration as of the date of grant was $35,315.

In July 2012, the Company entered into a subscription agreement with Derby for an additional 500,000 common stock and 500,000 common stock warrants at a purchase price of $1.00 per share (the “July Warrants”) for total consideration of $1.00. In connection with this agreement, the February Warrants were cancelled.

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company's Common Stock and two non-transferable Common Stock warrants. Each Common Stock warrant ("December Warrants") can be exercised at a purchase price of $ 0.50 per warrant and is exercisable until December 2, 2014. The fair value of the December Warrants of the total consideration as of the date of grant was $278,036.

In connection with this agreement, the July Warrants were cancelled.

As of February 28, 2013, Derby has common stock warrants of 1,100,000 shares, comprised of the December Warrants and the April Warrants.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3.

On February 2, 2012, 2,781,905 options were granted to Mr Jacob BenArie, the CEO of Orgenesis Ltd, at an exercise price of $0.69 per share, the options vest in twelve equal quarterly installments from the date of grant and expire on February 2, 2022. The fair value of these options as of the date of grant was $1,404,819 using the Black and Scholes option-pricing model.

4.

On June 4, 2012, 471,200 options were granted to Mr. Guy Yachin, the Company's member of the board of directors, at an exercise price of $0.85 per share, the options vest in five equal annual instalments from the date of grant and expire on June 4, 2022. The fair value of these options as of the date of grant was $363,478 using the Black and Scholes option-pricing model.

5.

On July 8, 2012, 706,890 options were granted to Mr. Yaron Adler, the Company's member of the board of directors, at an exercise price of $0.79 per share, the options vest in five equal annual instalments from the date of grant and expire on July 8, 2022. The fair value of these options as of the date of grant was $506,635 using the Black and Scholes option-pricing model.

6.

On July 10, 2012, 3,338,285 options were granted to Ms. Caplan, the Company's Chairperson of the Board at an exercise price of $0.001 per share, the options vest in two equal annual instalments from the date of grant and expire on February 2, 2022. The fair value of these options as of the date of grant was $2,935,496 using the Black and Scholes option-pricing model.

7.

On July 8, 2012, 235,630 options were granted to Ms. Etti Hanochi, the Company's member of the board of directors, at an exercise price of $0.79 per share, the options vest in five equal annual instalments from the date of grant and expire on July 8, 2022. The fair value of these options as of the date of grant was $ 171,207 using the Black and Scholes option-pricing model.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

For options granted
during the year
ended
November 30,
2012
Expected option life (years)	10.0
Expected stock price volatility (%)	104- 105
Risk free interest rate (%)	1.53-1.86
Expected dividend yield (%)	0.0

A summary of the Company's stock option granted to employees and directors as of February 28, 2013 is presented below:

		Three months ended
	February 28		February 29
	2013		2012
		Weighted		Weighted
	Number	Average	Number	Average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at the beginning of the period	10,315,815	0.297	-	-
Changes during the period:
Granted - at market price Expired	-	-	5,563,810	0.345
Options outstanding at end of the period	10,315,815	0.297	5,563,810	0.345
Options exercisable at end of the period	3,709,207	0.06	-	-

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

Costs incurred in respect of stock based compensation for employees and directors, for the three months ended February 28, 2013 and February 29, 2012 was $ 797,584 and 149,335 respectively. The weighted average period of the remaining unearned compensation of $3,164,996 at February 28, 2013 will be recorded over 2.2 years.

The following table presents summary information concerning the options granted to employees and directors outstanding as of February 28, 2013:

		Weighted average
	Number of	remaining	Weighted average
Exercise	outstanding	contractual	Exercise	Aggregate
prices	options	Life	price	intrinsic value
$		Years	$	$
0.0001	2,781,905	8.93	0.0001	1,947,055
0.001	3,338,285	8.93	0.001	2,333,461
0.69	2,781,905	8.93	0.69	27,819
0.79	942,520	9.36	0.79	-
0.85	471,200	9.26	0.85	-
	10,315,815	8.98	0.297	4,308,335

The following table presents summary of information concerning the options exercisable as of February 28, 2013:

	Number of
Exercise	exercisable	Total
prices	options	Exercise value
$		$
0.0001	2,781,905	278
0.69	927,302	639,838
	3,709,207	640,116

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

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

2.

On June 4, 2012, 706,904 options were granted to Mr. Dov Weinberg, the Company's CFO, at an exercise price of $0.69 per share, the options vest in four equal semi - annual installments from the date of grant and expire on February 2, 2022. The fair value of these options as of the date of grant is $500,678 using the Black and Scholes option-pricing model .

3.

On November 21, 2012, 100,000 options were granted to Camillo Ricordi, a consultant for the Company, at an exercise price of $0.61 per share, the options vest in five equal annual installments from the date of grant and expire on November 21, 2022. The fair value of these options as of the date of grant is $64,513 using the Black and Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

For options granted
during the year
ended
November 30,
2012
Expected option life (years)	10.0
Expected stock price volatility (%)	104- 110
Risk free interest rate (%)	1.51-1.62
Expected dividend yield (%)	0.0

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK BASED COMPENSATION (continued):

A summary of the status of the stock options granted to non employees as of February 28, 2013 and changes for period ended is presented below:

	Three months ended
	February 28		February 29
	2013		2012
		Weighted		Weighted
	Number	Average	Number	Average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at the beginning of the period	1,278,104	0.95	-	-
Changes during the period:
Granted - at market price Expired	-	-	-	-
Options outstanding at end of the period	1,278,104	0.95	-	-
Options exercisable at end of the period	353,452	0.69	-	-

Costs incurred in respect of stock based compensation for consultants, for the three months ended February 28, 2013 and February 29, 2012 was $52,816 and $0, respectively. The weighted average period of the remaining unearned compensation of $506,364 at February 28, 2013 will be recorded over 2.52 years.

The following table presents summary information concerning the options granted to non employees outstanding as of February 28, 2013:

		Weighted
		average	Weighted
	Number of	remaining	average
Exercise	outstanding	contractual	Exercise	Aggregate
prices	options	Life	price	intrinsic value
$		Years		$
1.4	471,200	9.12	1.4	-
0.69	706,904	8.93	0.69	7,069
0.61	100,000	9.73	0.61	9,000
	1,278,104	9.06	0.95	16,069

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

The following table presents summary of information concerning the options exercisable as of February 28, 2013:

	Number of
Exercise	exercisable	Total
prices	options	Exercise price
$		$
0.69	353,452	243,882
	353,452	243,882

NOTE 5 – TAXES ON INCOME

1.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

2.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2013 is 25%.

3.	Deferred income taxes:

	February 28,	November 30
	2013	2012
In respect of:
Net operating loss carry forward	$459,234	$344,307
R&D expenses	76,747	57,344
Holiday and recreation pay	6,115	3,968
Severance pay accruals	547	402
Less – Valuation allowance	$542,643	$406,021
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forward losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS:

1.

On March 22, 2013, we entered into a subscription agreement with Mediapark A.G., a Marshall Islands company, pursuant to which Mediapark purchased an 8% unsecured convertible debenture (the “Debenture”) in the aggregate principal amount of US $250,000 and we issued to Mediapark 100,000 warrants (the “Warrant”). Each Warrant carries the right to purchase one share of common stock for a period of 24 months from issuance of the Warrant.

The Debenture matures 90 days from the date of issuance of the Debenture, but the loan must be repaid earlier if we close a financing of $1,000,000 or more. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest. We may extend the maturity date for a period of up to 90 days provided we issue an equal number of Warrants to the number issued to the investor on initial closing.

If the Debenture is not repaid at the maturity date, the holder may convert the loan and any accrued and unpaid interest into shares of our common stock at the lower of $0.75 per share and the 5 day VWAP of our common shares trading price for the 5 days prior to conversion. The investor is under no obligation to convert and may take realization process to recover funds, interest and expenses of collection.

2.

On April 9, 2013, we executed a consulting agreement with Professor Jay Skyler. Prof. Skyler has agreed to be appointed to our Board of Advisors committee, and we will pay Prof. Skyler an hourly fee for attending in person meetings and meetings via conference call. We granted Prof. Skyler 100,000 stock options at market price exercisable in five equal installments during the next 5 years.

3.

On March 27, 2013, we signed an agreement with Mintz Levin, our patent attorneys, in which 16% of the fees will be converted to shares of the Company at market price. As of February 28, 2013 $6,144 will be converted into common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

*	general economic and business conditions;

*	substantial doubt about our ability to continue as a going concern;

*	we may need to raise additional funds in the future which may not be available on acceptable terms or at all;

*	if we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operation;

*	we may not be able to successfully implement our business plan;

*	conditions in Israel and the surrounding Middle East may materially adversely affect our subsidiary’s operations and personnel;

*	the ability of our subsidiary to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by our subsidiary may be subject to taxes;

*	THM may cancel the License Agreement;

*	if we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer;

*	our expenditures may not result in commercially successful products;

*	third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products;

*	extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and

*	other factors discussed under the section entitled “Risk Factors”.

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

Our Current Business

On August 5, 2011, we entered into a letter of intent with Prof. Sarah Ferber and Ms. Vered Caplan according to which, inter alia, Prof. Ferber has agreed to use commercially reasonable efforts to cause Tel Hashomer Medical Research, Infrastructure and Services Ltd to license us all of the assets associated with "Methods Of Inducing Regulated Pancreatic Hormone Production" and "Methods Of Inducing Regulated Pancreatic Hormone Production In Non-Pancreatic Islet Tissues".

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

Recent Corporate Developments

Since the commencement of our first quarter ended February 28, 2013, we experienced the following corporate developments:

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company's Common Stock and two non-transferable Common Stock warrants. Each Common Stock warrant ("December Warrants") can be exercised at a purchase price of $ 0.50 per warrant and is exercisable until December 2, 2014

On March 22, 2013, we entered into a subscription agreement with Mediapark A.G., a Marshall Islands company, pursuant to which Mediapark purchased an 8% unsecured convertible debenture (the “Debenture”) in the aggregate principal amount of US $250,000 and we issued to Mediapark 100,000 warrants (the “Warrant”). Each Warrant carries the right to purchase one share of common stock for a period of 24 months from issuance of the Warrant, on terms set out in the Warrant Certificate attached to this 8-K.

The Debenture matures 90 days from the date of issuance of the Debenture, but the loan must be repaid earlier if we close a financing of $1,000,000 or more. Interest is calculated on the basis of a 360-day year and accrues daily commencing on the date the Debenture is issued until payment in full of the principal amount, together with all accrued and unpaid interest. We may extend the maturity date for a period of up to 90 days provided we issue an equal number of Warrants to the number issued to the investor on initial closing.

If the Debenture is not repaid at the maturity date, the holder may convert the loan and any accrued and unpaid interest into shares of our common stock at the lower of $0.75 per share and the 5 day VWAP of our common shares trading price for the 5 days prior to conversion. The investor is under no obligation to convert and may take realization process to recover funds, interest and expenses of collection.

On April 9, 2013, we executed a consulting agreement with Professor Jay Skyler. Prof. Skyler has agreed to be appointed to our Board of Advisors committee, and we will pay Prof. Skyler an hourly fee for attending in person meetings and meetings via conference call. We granted Prof. Skyler 100,000 stock options exercisable at market price. The options are subject to our stock option plan and will have vesting provisions. Prof. Skyler will also be reimbursed for out of pocket expenses incurred for carrying out consulting business.

The agreement is for an indefinite period unless terminated by either party with 30 days advance written notice to the other party.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three month ended February 28, 2013.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future.

Expenses

Our expenses for the three months ended February 28, 2013 are summarized as follows in comparison to our expenses for the three months ended February 29, 2012:

	Three Months Ended
	February 28,	February 29,
	2013	2012
Research and development expenses	$485,261	$719,671
Business Development expenses	$394,224	$-
General and Administration expenses (1)	$440,870	$134,091
Net loss including financial expenses	$1,329,793	$853,861

(1)	This classification is not the same as the classification in the financial statements.

Research and development expenses

	Three Months Ended
	February 28,	February 29,
	2013	2012
Patents Registrations	$41,806	$589,622	(1)
Salaries and related expenses	$319,994	$127,549
Professional fees and consulting services	23,923
Research and Lab expenses	$92,043	$2,500
Other	$7,495	$-
Total	$485,261	$719,671

(1)

The patent registration cost in the three month ended February 2012 was $80,000 in cash & the rest in stock based as a onetime compensation for filing of all patents worldwide till the end of this period.

The increase in our expenses, excluding stock issued in connection with patent registration, compared to the same period last year is due to the fact that those expenses in the comparison to the same quarter of last year represented only one month of operation unlike a full quarter of operations in 2013.

Business development expenses

	Three Months Ended
	February 28,	February 29,
	2013	2012
Salaries and related expenses	$371,260	$-
Promotions	$20,943	-
Others	$2,021	-
Total	$394,224	$-

The increase in our expenses compared to the same period last year is due to the fact that we initiated those expenses after Q1 of 2012. These expenses are part of our general and administrative expenses in the Financial Statements.

General and Administrative Expenses

	Three Months Ended
	February 28,	February 29,
	2013	2012
Salaries and related expenses	$277,471	$47,242
Accounting and Legal	$59,883	$42,554
CFO services, Directors	$65,172	$19,655
Other General and Administrative	$38,344	$24,640
Total	$440,870	$134,091

The increase in our expenses compared to the same period last year is due to the fact that those expenses in the comparison quarter of last year represented only one month of operation.

Liquidity and Financial Condition

Working Capital

	February 28,	November 30,
	2013	2012
Current Assets	$82,542	$38,598
Current Liabilities	355,588	327,170
Working Capital (Deficiency)	$(273,046)	$(288,572)

The decrease in our working capital deficiency at February 28, 2013 as compared to November 30, 2012 is immaterial.

Cash Flows

	Three Months Ended
	February 28,	February 29,
	2013	2012
Net cash used in operations	$(443,803)	$(119,155)
Net cash used in investment activities	(6,529)	-
Net cash provided by financing activities	500,000	471,661
Decrease in Cash During the Period	$49,668	$352,506

The decrease in net cash compared to the same period last year is due to increase in research and development activities.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through February 28, 2013, of $6,465,609 as well as a negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

Our primary objectives for the next twelve month period are to further develop the technology of producing AIP cells and to advance the technology so that it may be appropriate for clinical safety testing.

Our plan of operation over the next 12 months is to:

  initiate regulatory activities in Asia, Europe and USA;
  locate suitable centers and sign a collaboration agreement;
  collaborate with clinical centers, specifically those performing Pancreatic Islet transplantations, in order to carry out clinical studies;

  Identify optional technologies for scale up of the cells production process (this activity will be carried out at subcontracted facilities of Sheba Medical Center);
  initialize efforts to validate the manufacturing process (in certified labs); and
  raise sufficient capital to perform initial clinical safety testing.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$1,443,811
Employee compensation	692,024
General and administration	302,067
Regulation and compliance	285,200
Business development	168,502
Total:	$2,891,604

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

Significant Accounting Policies

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended November 30, 2012. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

We account for share-based compensation granted to employees in accordance with the guidance that requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based compensation is recognized as an expense over the requisite service period, net of estimated forfeitures.

We elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the straight-line method.

When stock based compensation are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the stock based compensation issued. The fair value of the stock based compensation is measured on each reporting date, and the gains (losses) are recorded to earnings over the related service period using the straight-line method.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is our principal executive officer) and our chief financial officer, treasurer, and secretary (who is our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the following material weaknesses: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes.

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

The appointment of the audit committee remedied one of our previous weaknesses, namely the lack of a functioning audit committee.

Changes in internal control over financial reporting

Besides the changes discussed above under the heading “Management’s Remediation Initiatives”, there were no changes in our internal control over financial reporting during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We have net losses for the period from inception (June 5, 2008) through February 28, 2013, of $6,465,609 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the twelve months following February 28, 2013. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire and develop pharmaceutical assets, we will almost certainly find it difficult to raise debt financing from traditional lending sources. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

10.11	Director Agreement with Guy Yachin dated April 2, 2012 (incorporated by reference to our current report on Form 8-K filed on April 5, 2012)
10.12	Director Agreement with Yaron Adler dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 23, 2012)
10.13	Director Agreement with Etti Hanochi dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 25, 2012)
10.14	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.15	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.16	Board of Advisors Consulting Agreement April 14, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.17	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.18	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)

No.	Description
10.19	Letter agreement with the Investor Relations Group Inc. dated May 2, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.20	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on August 3, 2012)
10.21	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on August 3, 2012)
10.22	Cancellation and Amendment of Warrants Agreement (incorporated by reference to our current report on Form 8-K filed on December 10, 2012)
10.23	Employment Term Sheet with Mr. Sav DiPasquale dated December 17, 2012 (incorporated by reference to our current report on Form 8-K filed on January 7, 2013)
10.24	Form of subscription agreement and loan agreement (incorporated by reference to our current report on Form 8-K filed on March 25, 2013)
10.25	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on March 25, 2013)
10.26	Board of Advisors Consulting Agreement with Professor Jay Sklyer (incorporated by reference to our current report on Form 8-K filed on April 9, 2013)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Sav DiPasquale
Sav DiPasquale
Chief Executive Officer and President
(Principal Executive Officer)
Date: April 15, 2013

/s/ Dov Weinberg
Dov Weinberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer
Date:  April 15, 2013