Form 10-Q
period 2013-05-31
Orgenesis Inc.
filed 2013-07-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period_________ to _________

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 15, 2013 there were 51,144,621 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 2013

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	May 31,	November 30,
	2013	2012
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$1,069,243	$347
Short term deposits	10,002	10,002
Prepaid expenses and Accounts receivable	38,592	28,249
Total current assets	$1,117,837	$38,598

FUNDS IN RESPECT OF RETIREMENT BENEFIT OBLIGATIONS	$2,803	$1,296

PROPERTY AND EQUIPMENT, NET	$12,595	$8,273

Total assets	$1,133,235	$48,167

Liabilities and stockholders' deficiency
CURRENT LIABILITIES:
Accounts payable	$59,146	$135,791
Accrued expenses	275,205	73,138
Employees and related payables	82,569	75,879
Related parties	42,362	42,362
Loan (Note 3b5)	237,217	-
Total current liabilities	$696,499	$327,170

LONG-TERM LIABILITIES:
Warrants (Note 5)	$1,402,530	-
Retirement benefit obligations	2,206	$1,553

Total long-term liabilities
	$1,404,736	$1,553
Commitments (Note 2)

Total liabilities	$2,101,235	$328,723

STOCKHOLDERS' DEFICIENCY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at May 31, 2013 and November 30, 2012; issued and outstanding: 51,144,621 and 49,117,903 shares at May 31, 2013 and November 30, 2012, respectively	5,114	4,912
Additional paid-in capital	7,049,145	4,850,348
Deficit accumulated during the development stage	(8,022,259)	(5,135,816)
Total Stockholders' deficiency	(968,000)	(280,556)
Total liabilities net of Stockholders' deficiency	$1,133,235	$48,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. dollars

					Period
					from June
					5, 2008
					(inception date)
	Three months ended		Six months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

RESEARCH AND DEVELOPMENT EXPENSES	$218,291	$478,759	$703,552	$1,198,430	$3,012,363
GENERAL AND ADMINISTRATIVE EXPENSES	1,074,028	396,069	1,909,122	530,160	4,726,543
OPERATING LOSS	$1,292,319	$874,828	$2,612,674	$1,728,590	$7,738,906
FINANCIAL EXPENSE (INCOME), NET	264,331	(10)	273,769	89	283,353
NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD	$1,556,650	$874,818	$2,886,443	$1,728,679	$8,022,259

BASIC AND DILUTED LOSS PER COMMON STOCK
	$0.03	$0.02	$0.06	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER COMMON STOCK:	50,032,772	48,557,903	49,819,375	59,376,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL DEFICIENCY
(UNAUDITED)
U.S. dollars

				Deficit
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	stockholders'
	Shares	$	capital	stage	Deficit
Balance at June 5, 2008 (inception)	-	$-	$-	$-	$-
Changes during the period from June 5, 2008 through November 30, 2010
Shares issued to founder on June 5, 2008 $0.000357 Per Share	56,000,000	$5,600	14,400	-	20,000
Private Placement at 0.00143$ Per Share	24,500,000	2,450	32,550	-	35,000
Net Loss for the period- Comprehensive loss	-	-	-	(65,321)	(65,321)
Balance as of November 30, 2010	80,500,000	8,050	46,950	(65,321)	(10,321)

Net Loss for the year- Comprehensive loss	-	-	-	(72,352)	(72,352)

Balance as of November 30, 2011	80,500,000	8,050	46,950	(137,673)	(82,673)
Shares cancelled	(33,873,049)	(3,387)	3,387	-	-
Warrants and shares issued for cash, net of issuance expenses	1,100,000	110	1,071,551	-	1,071,661
Stock-based compensation expenses related to options granted to employees	-	-	2,976,922	-	2,976,922
Stock-based compensation expenses related to options granted to consultant	-	-	242,055	-	242,055
Shares issued for services	1,390,952	139	509,483	-	509,622
Net loss for the year- Comprehensive loss	-	-	-	(4,998,143)	(4,998,143)
Balance as of November 30, 2012	49,117,903	$4,912	$4,850,348	$(5,135,816)	$(280,556)

Changes during the six months period ended May 31, 2013 (Unaudited)
Shares issued for cash	2,026,718	202	666,988	-	667,190
Stock based compensation related to options granted to employees	-	-	1,338,061	-	1,338,061
Stock-based compensation related to options granted to consultants	-	-	187,604	-	187,604
Receipts on account of Shares	-	-	6,144	-	6,144
Net loss for the period- Comprehensive loss	-	-	-	(2,886,443)	(2,886,443)
Balance as of May 31, 2013	51,144,621	$5,114	$7,049,145	$(8,022,259)	$(968,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

			Period from June
			5, 2008
			(inception date)
	Six months ended		through
	May 31,	May 31,	May 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,886,443)	(1,728,679)	(8,022,259)
Adjustments required to reconcile net loss to net cash used in operating activities:
Write-off of website development costs	-	-	15,000
Stock based compensation related to options granted to employees	1,338,061	658,182	4,314,983
Stock-based compensation related to options granted to consultants	187,604	10,253	429,659
Depreciation	1,578	311	2,984
Change in fair value of warrants liabilities	204,528	-	204,528
Interest expenses due to loan	52,409	-	52,409
Increase in accrued severance pay, net	653		2,206
Receipt on account of Shares due to services rendered	6,144	509,622	515,766
Changes in operating assets and liabilities:
Increase in prepaid expenses and accounts receivable	(10,343)	(46,306)	(38,592)
Increase (Decrease) in accounts payable	(76,645)	(1,647)	59,146
Increase in accrued expenses	202,067	95,776	275,205
Increase in related parties	-	10,000	42,362
Increase in employees and related payables	6,690	54,039	82,569

Net cash used in operating activities	(973,697)	(438,449)	(2,064,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,900)	(7,203)	(15,579)
Website development costs	-	-	(15,000)
Investment in short term deposits	-	-	(10,002)
Amounts funded in respect of retirement benefits obligations	(1,507)	-	(2,803)
Net cash used in investing activities	(7,407)	(7,203)	(43,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Warrants and shares issued for cash	1,800,000	571,661	2,926,661
Proceeds from loan received and warrants issued for cash	250,000	-	250,000

Net cash provided by financing activities	2,050,000	571,661	3,176,661
INCREASE IN CASH AND CASH EQUIVALENTS	1,068,896	126,009	1,069,243

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347	1,275	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,069,243	127,284	1,069,243

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

The accompanying unaudited interim condensed consolidated financial statements as of May 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however, the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of November 30, 2012 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2012 Annual Report on Form 10-K. Operating results for the six months ended May 31, 2013, are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

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

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions –exchange rates at transaction dates or average rates and (2) for other items (derived from non-monetary balance sheet items such as depreciation) – historical exchange rates. The resulting transaction gains or losses are carried to financial income or expenses, as appropriate.

f.	Going concern considerations

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through May 31, 2013, of $8,022,259 as well as a negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders. If the Company is not successful in raising financing, the Company will need to curtail its operation.

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

i.	Warrants issued as part of capital raisings that are classified as a liability

Warrants that entitle the holder to down-round protection (through ratchet and anti-dilution provisions) are classified as liabilities in the statement of financial position. The liability is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net. See note 5.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: (continued):

j.	Fair value measurement:

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

As of May 31, 2013 the assets or liabilities measured at Level 3 fair value comprise of warrants. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent.

k.	Newly issued and recently adopted Accounting Pronouncements

1.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2011-05, an update to ASC No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued another update on the topic, which deferred the effective date pertaining only to the presentation of reclassification adjustments on the face of the financial statements. The Company adopted the pronouncement in the annual financial statements as of November 30, 2012.

2.	In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: (continued):

Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires presentation, either on the face of the income statement or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The amendments in ASU 2013-02 will be effective prospectively for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 is effective for the Company on November 30, 2013. The Company does not expect the adoption of ASU 2013-02 to have a material effect on the consolidated financial statement presentation.

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

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

2.

On February 2, 2012 the Company entered into an agreement with Mintz, Levin, Ferris, Glovsky and Popeo, P.c. ("Mintz, Levin") for professional services related to the patent registration. In addition to an amount of $80,000 paid to this service provider, the Company issued 1,390,952 shares of common stock that will be held in escrow for two years. As a result of the escrow, the fair value of these shares issued for services were $509,622 based on a 34.57% discount calculated, on the price per share on February 2, 2012. The Company will pay an additional $50,000 upon consummation of the earlier of:

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

4.

On February 2, 2012, the Subsidiary entered into an employment agreement (the “Ferber Employment Agreement”) with Prof. Sarah Ferber. Pursuant to the Ferber Employment Agreement, Prof. Ferber agrees to serve as our Chief Scientific Officer. Prof. Ferber will be paid a gross salary of NIS (Israeli shekel) 36,000 per month, which is approximately $9,774 based on an exchange rate of 1 NIS equals $0.2715 as of May 31, 2013. In the event we complete a financing of at least $1,000,000 (in addition to the $1.5 million private placement in February 2012), Prof. Ferber’s salary will double. On May 6 2013, the Company has completed the financing of over $1,000,000, therefore.

Prof. Ferber will be paid a gross salary of NIS (Israeli shekel) 72,000 per month, which is approximately $19,548 based on an exchange rate of 1 NIS equals $0.2715 as of May 31, 2013.

5.

On February 2, 2012, the Subsidiary entered into a compensation agreement (the “Caplan Compensation Agreement”) with Ms. Caplan. Pursuant to the Caplan Compensation Agreement, Ms. Caplan agrees to serve as a director of our company. Ms. Caplan will be paid a gross salary of NIS (Israeli shekel) 10,000 per month, which is approximately $2,715 based on an exchange rate of 1 NIS equals $0.2715 as of May 31, 2013.

In the event we complete a financing of at least $ 2,000,000, Ms. Caplan will be paid a onetime bonus of $100,000. On May 6, 2013 the Company has completed the financing of over $2,000,000. Therefore the Company has recorded an expense of $100,000.

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

NOTE 2 - COMMITMENTS: (continued):

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

11.

On October 18, 2012 the Company entered into an agreement with Fraunhofer IGB to perform experiment and studies on transplants of liver cells in order to develop the manufacturing process in standards that will enable Orgenesis to use it in clinical trials. According to the agreement the company should pay per achieved phase – which are defined in the agreement – a total consideration of 260,000 Euro for all services. Under the terms of the agreement it's the company's discretion whether to conclude all the phases or only part of them.

12.

On January 7, 2013 the Company appointed a new CEO to the Company, whose compensation will consist of an annual gross salary of $180,000 and the eligibility to receive stock options, performance shares and an annual bonus at the discretion of our board of directors upon the performance as follow:

a.	982,358 Performance Shares (2%) will be issued upon the completion of a fundraising.

b.	1,473,537 Performance Shares (3%) will be issued as to 25% on each of the first, second, third and fourth anniversaries of the date of the employment agreement.

As of May 31, 2013 the performance conditions describe above were not met.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS: (continued):

13.

13. On March 27, 2013, the Company signed an agreement with Mintz Levin, our patent attorneys, in which 16% of the fees will be converted to shares of the Company at market price. A total of $6,144 will be converted into common shares. As of May 31,2013 the issuance of shares has not yet occurred.

14.

14. On May 6, 2013 the Subsidiary entered into a Process Development Agreement with ATMI BVBA, a Belgium company which is a wholly owned subsidiary of Advanced Technology Materials, Inc. (“ATMI”), a US publicly traded Company. According to the agreement the Company and ATMI will cooperate in cell research. The Company will use ATMI's unique technology while the Company will provide to ATMI the required materials for purpose of the study. According to the agreement the Company will pay per achieved phase, as defined in the agreement, with total consideration of 606,500 Euros for all services.

NOTE 3 – STOCKHOLDERS' EQUITY:

a.	Share capital

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

On August 31, 2011, the Company affected a 35 to 1 share split. As a result the issued and outstanding capital of the Company has been increased from 2,300,000 to 80,500,000 shares of common stock with par value of $0.0001per share. Share data and per share data have been adjusted to reflect the stock split.

On February 2, 2012, two of the Company's shareholders have cancelled 33,873,049 shares of common stock of the Company held by them in connection with the capital raising and other changes in the capital.

b.	Financing:

1.

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
(UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (continued):

2.

In April 2012, the Company completed a private placement of $100,000 with Derby for 100,000 shares of common stock and 100,000 common stock warrants at a purchase price of $1.00 per share (the “April Warrants”).

3.

In July 2012, the Company entered into a subscription agreement with Derby for an additional 500,000 common stock and 500,000 common stock warrants at a purchase price of $1.00 per share (the “July Warrants”) for total consideration of $1.00. In connection with this agreement, the February Warrants were cancelled.

4.

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company's Common Stock and two non-transferable Common Stock warrants. Each Common Stock warrant ("December Warrants") can be exercised into one share at a purchase price of $ 0.50 per warrant and is exercisable until November 30, 2014. See also Note 5.

In connection with this agreement, the July Warrants were cancelled.

5.

In March 2013, the Company entered into a loan and warrant subscription agreement with Mediapark A.G., a Marshall Islands company ("Mediapark"). The Company received a loan (the “Loan”) in the total amount of $250,000 and issued to the investor 100,000 warrants ("March Warrant”). Each Common Stock warrant can be exercised into one share at a purchase price of $0.50 per warrant and is exercisable until March 22, 2015. See also Note 5.

The warrants issued are detachable from the loan and classified as a liability due to down-round protection (through ratchet and anti-dilution provisions). Therefore the Company allocated the proceeds from Mediapark, first to the warrants based upon the fair value of the warrants, and the residual amount of proceeds was allocated to the Loan. The allocation of warrants represents a discount to the loan and will be accreted on straight-line basis to the maturity date of the Loan. As of the date of issuance, the fair value of the warrants was $65,192 based on the Monte Carlo pricing-model. See also Note 5.

The loan bears interest at an annual rate of 8%, which is calculated quarterly. The Loan matures on June 30, 2013. The Company has the right to extend the maturity date for an additional period of up to 90 days provided it issues an additional 100,000 warrants ("Additional Warrants").

If the Company has not paid the Loan in full at the maturity date or, if extended, the extended maturity date, Mediapark has the right of conversion in respect of the total outstanding amount of the Loan including accrued interest as of the conversion date into common shares, at a price per common share equal to the lower of: (1) $0.75 and (2) the value of weighted average price for the five trading days prior to the date of conversion.

On June 30, 2013 the Company exercised its discretion to extend the maturity date of the loan to September 30, 2013 In return for extending the maturity date, the Company issued to Mediapark 100,000 Additional Warrants. See also Note 7.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (continued):

6.

In May 2013, the Company entered into a subscription agreement with ATMI, pursuant to which ATMI purchased 1,526,718 units at a price of $0.8515 per unit for total consideration of $1,300,000. Each Unit consists of one share of the Company's Common Stock and one Common Stock warrant. Each Common Stock warrant ("May Warrants") can be exercised into one share at a purchase price of $1 per warrant and is exercisable until May 6, 2015. See also Note 5.

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

2.

On February 2, 2012 2,781,905 options were granted to Prof. Sara Ferber, the Company's Chief Scientific Officer, at an exercise price of $0.0001 per share. The options vest in twelve equal monthly installments from the date of grant and expire on February 2, 2022 .The fair value of these options on the date of grant was $1,557,867 using the Black and Scholes option-pricing model.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option- pricing model with the following assumptions:

For options
granted during
the year ended
November 30,
2012
Expected option life (years)	10.0
Expected stock price volatility (%)	104- 105
Risk free interest rate (%)	1.53-1.86
Expected dividend yield (%)	0.0

A summary of the Company's stock option granted to employees and directors as of May 31, 2013 and changes for the six months ended May 31, 2012 is presented below:

Six months ended
	May 31, 2013		May 31, 2012

		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at the beginning of the year	10,315,815	0.297	-	-
Changes during the period:
Granted - at market price Expired	- -	- -	5,563,810 -	0.345 -
Options outstanding at end of the period	10,315,815	0.297	5,563,810	0.345
Options exercisable at end

of the period	3,941,032	0.203	927,302	0.03

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

Costs incurred in respect of stock based compensation for employees and directors, for the six months ended May 31, 2013 and May 31, 2012 were 1,338,061 and 658,182, respectively. The weighted average period of the remaining unearned compensation of $ 2,624,519 at May 31, 2013 will be recorded over 2.1 years.

The following table presents summary information concerning the options granted to employees outstanding as of May 31, 2013:

		Weighted average
	Number of	remaining	Weighted average
Exercise	outstanding	contractual	Exercise	Aggregate
prices	options	Life	price	intrinsic value
$		Years	$	$
0.0001	2,781,905	8.67	0.0001	2,642,532
0.001	3,338,285	8.67	0.001	3,168,032
0.69	2,781,905	8.67	0.69	723,295
0.79	942,520	9.15	0.79	150,803
0.85	471,200	9.01	0.85	47,120
	10,315,815	8.73	0.297	6,731,783

The following table presents summary of information concerning the options exercisable as of May 31, 2013:

	Number of	Weighted
Exercise	exercisable	Average
prices	options	Exercise price
$		$
0.0001	2,781,905	278
0.69	1,159,127	799,798
	3,941,032	800,076

Options granted to non-employees:

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

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued): Options granted to non-employees:

2.

On June 4, 2012, 706,904 options were granted to Mr. Dov Weinberg, the Company's CFO, at an exercise price of $0.69 per share, the options vest in four equal semi - annual installments from February 2, 2012 and expire on February 2, 2022. The fair value of these options as of the date of grant is $500,678 using the Black and Scholes option-pricing model.

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

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

For options granted
during the year
ended
November 30,
2012
Expected option life (years)	10.0
Expected stock price volatility (%)	104- 110
Risk free interest rate (%)	1.53-2.02
Expected dividend yield (%)	0.0

A summary of the status of the stock options granted to non-employees as of May 31, 2013 and May 31, 2012 and changes for the six months ended is presented below:

	Six months ended
	May 31, 2013		May 31, 2012

		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	options	price	options	price
		$		$
Options outstanding at beginning of year	1,278,104	0.95	-	-
Changes during the year:
Granted - at market price	-	-	471,200	1.4
Expired	-	-	-	-
Options outstanding at end of the period	1,278,104	0.95	471,200	1.4
Options exercisable at end of the period	447,692	0.84	-	-

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

Costs incurred in respect of stock based compensation for consultants, for the six months ended May 31, 2013 and May 31, 2012 were $187,604 and $10,253, respectively. The weighted average period of the remaining unearned compensation of $ 570,259 as of May 31, 2013 will be recorded over 2.82 years.

The following table presents summary information concerning the options granted to non-employees outstanding as of May 31, 2013:

Weighted
		average	Weighted
	Number of	remaining	Average
Exercise	outstanding	contractual	Exercise	Aggregate
prices	options	Life	Price	intrinsic value
$		Years		$
0.61	100,000	9.48	0.61	34,000
0.69	706,904	8.67	0.69	183,795
1.4	471,200	8.87	1.4	-
	1,278,104	8.81	0.95	217,795

The following table presents summary of information concerning the options exercisable as of May 31, 2013:

	Number of
Exercise	exercisable	Total
prices	options	Exercise price
$		$
0.69	353,452	243,882
1.4	94,240	131,936
	447,692	375,818

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5- WARRANTS

As part of the Company's private placements as described in note 3 the Company issued to the investors warrants, as follows:

1.

In December 2012, the Company issued 1,000,000 non-transferable Common Stock warrants. Each Common Stock warrant ("December Warrants") can be exercised into one share at an exercise price of $ 0.50 per warrant and is exercisable until November 30, 2014. In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than the purchase price of the Warrants, the price shall be reduced to the new issuance price.

As of February 28, 2013, the December Warrants were presented within stockholders’ equity. After further review, the Company has determined that these instruments should have been classified as liabilities. Changes in the fair value of these Warrants require adjustments to the amount of the liabilities recorded on the Company's balance sheet, and the corresponding gain or loss is required to be recorded in the Company's statement of comprehensive loss. The Company assessed the materiality of the correction and concluded that it was immaterial to previously reported interim amounts and that the correction of the error in the first quarter of 2013 is not material to the current quarter results of operations. Accordingly, the Company corrected this error during the quarter ended May 31, 2013 and did not restate its condensed consolidated financial statements for the prior interim period impacted.

2.

In March 2013 the Company issued 100,000 warrants (“March Warrant”) in connection with the agreements with Mediapark. Each Common Stock warrant can be exercised into one share at a exercise price of $0.50 per warrant and is exercisable until March 22, 2015. In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than the purchase price of the Warrants, the price shall be reduced to the new issuance price.

3.

In May 2013, the Company issued 1,526,718 warrants ("May Warrants") in connection with its agreement with ATMI. Each Common Stock warrant can be exercised into one share at a exercise price of $1 per warrant and is exercisable until May 6, 2015. In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than $0.8515, the price shall be reduced to the new issuance price.

The fair value of each of the warrants describes above, was determined by using a Monte Carlo type model based on a risk neutral approach. The model takes as an input the estimated future dates when new capital will be raised, and builds a multi-step dynamic model. The first step is to model the risk neutral distribution of the share value on the new issue dates, then for each path to use the Black-Scholes model to estimate the value of the warrants on the last issue date including all the changes in exercise price and quantity along this path. The significant unobservable input used in the fair value measurement is the future expected issue dates. Significant delay in this input would result a higher fair value measurement.

Financial liabilities carried at fair value as of May 31, 2013 are classified in the tables below in the Level three fair value category:

	Fair value measurements at reporting
	date using
	Level 3	Total
Warrants -
May 31, 2013	1,402,530	1,402,530

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

May 31
2013
Carrying value at November 30, 2012	-
Additions (at date of grant)	$1,198,002
Changes in fair value of warrant liabilities	204,528
Carrying value at the end of the period	$1,402,530

NOTE 6 – TAXES ON INCOME

1.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

2.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2013 is 25%.

3.	Deferred income taxes:

	May 31	November 30
	2013	2012
In respect of:
Net operating loss carry forward	$574,118	$344,307
R&D expenses	97,626	57,344
Holiday and recreation pay	10,551	3,968
Severance pay accruals	552	402
Less – Valuation allowance	682,847	$406,021
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

NOTE 7 - SUBSEQUENT EVENTS

1.

In July, 2013 100,000 options were granted to Prof. Skyler , one of the Company's board advisory, at an exercise price of $0.96 per share, the options vest in five equal annual installments from the date of grant and expire after five years from the date of grant.

2.

On June 30, 2013 the company exercised its discretion to extend the maturity date of the Mediapark Loan to September 30, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 additional Warrants at an exercise price of $0.50 per warrant. For additional information see Note 3b5.

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

Recent Corporate Developments

Since the commencement of the year till our second quarter ended May 31, 2013 we experienced the following corporate developments:

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company's Common Stock and two non-transferable Common Stock warrants. Each Common Stock warrant ("December Warrants") can be exercised at a purchase price of $ 0.50 per warrant and is exercisable until November 30, 2014.In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than the purchase price of the Warrants, the price shall be reduced to the new issuance price.

On March 22, 2013, we entered into a subscription agreement with Mediapark A.G., a Marshall Islands company, pursuant to which Mediapark purchased an 8% unsecured convertible Loan (the “Loan”) in the aggregate principal amount of US $250,000 and we issued to Mediapark 100,000 warrants (the “Warrant”). Each Warrant carries the right to purchase one share of common stock at a price of $0.50 per share for a period of 24 months from issuance of the Warrant, on terms set out in the Warrant Certificate. In the event we issue any common shares or securities convertible into common shares at a price less than $0.50 while any of these warrants remain unexercised, the exercise price shall be reduced for any unexercised warrants to the price the new securities were issued.

The Loan matures is on June 30, 2013. Interest is calculated on a quarterly basis. We have the right to extend the maturity date for an additional period of up to 90 days provided we issue an equal number of Warrants to the number issued to the investor on initial closing.

On June 30, 2013, we exercised our discretion to extend the maturity date of the loan to September 30, 2013. In return for extending the maturity date, we issued to Mediapark 100,000 additional Warrants.

If the Loan is not repaid at the maturity date, or, if extended, at the end of the extended period the holder may convert the loan and any accrued and unpaid interest into shares of our common stock at the lower of $0.75 per share and the 5 day Volume Weighted Average Price ("VWAP") of our common shares trading price prior to conversion. The investor is under no obligation to convert and may take a realization process to recover funds, interest and expenses of collection.

On April 9, 2013, we executed a consulting agreement with Professor Jay Skyler. Prof. Skyler has agreed to be appointed to our Board of Advisors committee, and we will pay Prof. Skyler an hourly fee for attending in person meetings and meetings via conference call. In July, 2013 we granted Prof. Skyler 100,000 stock options exercisable into one share at an exercise price of $ 0.96. The options vest in five equal annual installments from the date of grant. Prof. Skyler will also be reimbursed for out of pocket expenses incurred for carrying out consulting business.

On May 6, 2013 our wholly owned subsidiary, Orgenesis Ltd. entered into a Process Development Agreement with ATI BVBA, a Belgium company which is a wholly owned subsidiary of Advanced Technology Materials, Inc. (“ATMI”), a US publicly traded company. The objective of this service agreement is for ATMI to supply Orgenesis with a complete disposable manufacturing process for expansion of a patient’s liver cells outside of the body. The machinery to be produced by ATMI would be automated as much as possible. ATMI has designed and developed expansion technology which includes a multi-plate bioreactor especially developed for adherent fragile cell culture applications such as adult liver cells culture. The agreement is for a period of six months unless terminated by either party with 30 days advance written notice to the other party.

On May 6, 2013, we entered into a subscription agreement with ATMI, pursuant to which ATMI purchased 1,526,718 units of our securities at a price of $0.8515 per unit for gross proceeds of $1,300,000. Each Unit consists of one share of our common stock and one common share purchase warrant. Each warrant may be exercised pursuant to the terms of the warrant certificate for a period of two years from issuance at an exercise price of $1.00, subject to adjustments as set out in the warrant certificate. In connection with the subscription agreement, we also entered into a registration rights agreement dated May 6, 2013, whereby we agree to provide notice to ATMI that we will register their shares if we file a registration statement with the Securities and Exchange Commission. In the event we issue any common shares or securities convertible into common shares at a price less than $0.8515 while any of these warrants remain unexercised, the exercise price shall be reduced for any unexercised warrants to the price the new securities were issued.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three and six months ended May 31, 2013.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three and six months ended May 31, 2013 are summarized as follows in comparison to our expenses for the three and six months ended May 31, 2012:

	Six Months Ended
	May 31	May 31
	2013	2012
Research and development expenses	$703,552 $	1,198,430
Business development expenses	912,279	48,870
General and administration expenses (1)	$996,8431$	481,290
Net loss including financial expenses	$2,886,443 $	1,728,590

	Three Months Ended
	May 31	May 31
	2013	2012
Research and development expenses	$218,291	$478,759
Business development expenses	518,055	48,870
General and administration expenses (1)	$555,973	$347,199
Net loss including financial expenses	$1,556,650	$874,828

(1) This classification is not the same as the classification in the financial statements.

Research and development expenses

	Six Months Ended
	May 31	May 31
	2013	2012
Patent registration	$51,806	$589,622
Salaries & related expenses	396,817	577,112
Professional fees and consulting services	138,971	9,218
Other research expenses	$115,9581	$22,478
Total	$703,552	$1,198,430

The decrease in patents registration is due to one-time non-cash compensation (in 2012) of $509,622 to our patents attorneys and stock-based compensation expenses.

	Three Months Ended
	May 31	May 31
	2013	2012
Patent registration	$10,000	$-
Salaries & related expenses	76,824	449,564
Professional fees and consulting services	115,048	9,218
Other research expenses	$16,419	$19,977
Total	$218,291	$478,759

The decrease in salaries and related expenses is due to a non-cash item regarding options, which were fully vested in February 2013. Accordingly, no expense was recorded for this item in this quarter.

Business development expenses

	Six Months Ended
	May 31	May 31
	2013	2012
Salaries & related expenses	750,742	6,030
Other	$161,5371 $	42,840
Total	$912,279 $	48,870

	Three Months Ended
	May 31	May 31
	2013	2012
Salaries & related expenses	379,482	6,030
Other	$138,573	$42,840
Total	$518,055	$48,870

The increase in salaries and related expenses is due to us granting options as compensation, which was recorded this year, as the options were granted after May 31, 2012.

General and Administrative Expenses

	Six Months Ended
	May 31	May 31
	2013	2012
Salaries & related expenses	$552,465	$208,101
Accounting & legal	128,999	149,889
Transfer agent & filing fees	3,456	5,660
Other General & administrative	$311,9231	$117,640
Total	$996,843	$481,290

	Three Months Ended
	May 31	May 31
	2013	2012
Salaries & related expenses	$274,995	$160,860
Accounting & legal	69,116	38,348
Transfer agent & filing fees	2,519	2,867
Other General & administrative	$209,343	$145,124
Total	$555,973	$347,199

The increase in salaries and related expenses is due to the appointment of our new Chief Executive Officer, who was recruited in December 2012 and to vesting of options which was recorded in 2013. The increase in other general and administrative expenses is related to consulting and professional services including non cash compensation for their services.

Liquidity and Financial Condition

Working Capital

	May 31,	November 30,
	2013	2012
Current Assets	$1,117,837	$38,598
Current Liabilities	$696,499	$327,170
Working Capital (deficiency)	$421,338	$(288,572)

The increase in our working capital as at May 31, 2013, as compared to November 30, 2012, is due to the completion of a financing on May 6, 2013.The increase in current liabilities is related to a 250,000 $ convertible loan that was transferred to the company on March 22, 2013.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2013	2012
Net cash used in operations	$(973,697)	$(438,449)
Net cash used in investing activities	$(7,407)	$(7,203)
Net cash provided by financing activities	$2,050,000	$571,661
Increase in cash during the period	$1,068,896	$126,009

The increase in cash is due to the completion of a financing on May 6, 2013. The increase in operation expenses is related to extended operations this year in comparison to last year.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have net losses for the period from inception (June 5, 2008) through May 31, 2013, of $ 8,022,259 as well as a negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following May 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$1,571,077
Employee compensation	1,060,519
General and administration	297,741
Manufacturing	337,892
Business development	148,538
Total:	$3,415,767

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

Warrants classified as liabilities

Warrants that entitle the holder to down-round protection (through ratchet and anti-dilution provisions) are classified as liabilities in the statement of financial position. The liability is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net.

The fair value of the warrants is determining by using a Monte Carlo type model based on a risk neutral approach. The model takes as an input the estimated future dates when new capital will be raised, and builds a multi-step dynamic model. The first step is to model the risk neutral distribution of the share value on the new issue dates, then for each path to use the Black-Scholes model to estimate the value of the warrants on the last issue date including all the changes in exercise price and quantity along this path. The significant unobservable input used in the fair value measurement is the future expected issue dates. Significant delay in this input would result a higher fair value measurement.

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

Management’s Remediation Initiatives

To remediate such weaknesses, we believe we would need to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may not be undertaken. Until we have the required funds, we do not anticipate implementing these remediation steps.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We have net losses for the period from inception (June 5, 2008) through May 31, 2013, of $ 8,022,259 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the twelve months following May 31, 2013. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire and develop pharmaceutical assets, we will almost certainly find it difficult to raise debt financing from traditional lending sources. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital on satisfactory terms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.6	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K/A filed on March 16, 2012)
10.1	Form of Private Placement Subscription Agreement (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.2	Licensing Agreement dated February 2, 2012 with Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.3	Employment Agreement dated February 2, 2012 between our company and Prof. Sarah Ferber (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.4	Stock Option Agreement dated February 2, 2012 between our company, Prof. Sarah Ferber and Clark Wilson LLP (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.5	Fee Service Agreement dated February 2, 2012 between our company and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.6	Compensation Letter dated February 2, 2012 between our company and Vered Caplan (incorporated by reference to an exhibit to a current report on Form 8-K filed on February 8, 2012)
10.7	Personal Employment Agreement with Jacob Ben Arie dated February 2, 2012 (incorporated by reference to our current report on Form 8-K filed on March 15, 2012)
10.8	Consultancy Agreement dated March 2, 2012 with Weinberg Dalyo Inc. (incorporated by reference to our current report on Form 8-K filed on March 15, 2012)
10.9	Investor Relations Agreement dated March 15, 2012 with Crescendo Communications, LLC (incorporated by reference to our current report on Form 8-K filed on March 15, 2012)
10.10	Research Services Agreement dated March 22, 2012 with Tel Hashomer – Medical Research, Infrastructure and Services Ltd. (incorporated by reference to our current report on Form 8-K filed on April 13, 2012)
10.11	Director Agreement with Guy Yachin dated April 2, 2012 (incorporated by reference to our current report on Form 8-K filed on April 5, 2012)
10.12	Director Agreement with Yaron Adler dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 23, 2012)
10.13	Director Agreement with Etti Hanochi dated April 6, 2012 (incorporated by reference to our current report on Form 8-K filed on April 25, 2012)
10.14	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.15	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on May 2, 2012)
10.16	Board of Advisors Consulting Agreement April 14, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.17	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.18	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
10.19	Letter agreement with the Investor Relations Group Inc. dated May 2, 2012 (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)

No.	Description
10.20	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on August 3, 2012)
10.21	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on August 3, 2012)
10.22	Cancellation and Amendment of Warrants Agreement (incorporated by reference to our current report on Form 8-K filed on December 10, 2012)
10.23	Employment Term Sheet with Mr. Sav DiPasquale dated December 17, 2012 (incorporated by reference to our current report on Form 8-K filed on January 7, 2013)
10.24	Form of subscription agreement and loan agreement (incorporated by reference to our current report on Form 8-K filed on March 25, 2013)
10.25	Form of warrant certificate (incorporated by reference to our current report on Form 8-K filed on March 25, 2013)
10.26	Board of Advisors Consulting Agreement with Professor Jay Sklyer (incorporated by reference to our current report on Form 8-K filed on April 9, 2013)
10.27	May 6, 2013 Process Development Agreement with ATI BVBA
10.28	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on May 9, 2013)
10.29	Form of warrant (incorporated by reference to our current report on Form 8-K filed on May 9, 2013)
10.30	Registration Rights Agreement (incorporated by reference to our current report on Form 8-K filed on May 9, 2013)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Sav DiPasquale
Sav DiPasquale
Chief Executive Officer and President
(Principal Executive Officer)
Date: July 15th, 2013

/s/ Dov Weinberg
Dov Weinberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer
Date :July 15th, 2013