Form 10-Q
period 2013-08-31
Orgenesis Inc.
filed 2013-10-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________________ to _____________________

Commission File Number: 000-54329

ORGENESIS INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0583166
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
As of October 14, 2013 there were 51,144,621 shares of common stock, par value $0.0001 outstanding.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)
(A development stage company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AUGUST 31, 2013

__________________________
___________________________________________
__________________________

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	August 31,	November 30,
	2013	2012
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$516,434	$347
Short term deposits	10,002	10,002
Prepaid expenses and Accounts receivable	56,626	28,249
Total current assets	$583,062	$38,598

FUNDS IN RESPECT OF RETIREMENT BENEFIT OBLIGATIONS	$2,857	$1,296

PROPERTY AND EQUIPMENT, NET	$13,708	$8,273

Total assets	$599,627	$48,167

Liabilities and stockholders' deficiency
CURRENT LIABILITIES:
Accounts payable	$151,343	$135,791
Accrued expenses	167,027	73,138
Employees and related payables	121,314	75,879
Related parties	42,362	42,362
Loan (Note 3b5)	258,333	-
Total current liabilities	$740,379	$327,170

LONG-TERM LIABILITIES
Warrants (Note 5)	$1,161,956	$-
Retirement benefit obligations	3,475	1,553
Total long term liabilities	$1,165,431	$1,553
Commitments (Note 2)

Total liabilities	$1,905,810	$328,723

STOCKHOLDERS' DEFICIENCY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at August 31, 2013 and November 30, 2012; issued and outstanding: 51,144,621 and 49,117,903 shares at August 31, 2013 and November 30, 2012, respectively	5,114	4,912
Additional paid-in capital	7,648,402	4,850,348
Deficit accumulated during the development stage	(8,959,699)	(5,135,816)
Total Stockholders' deficiency	(1,306,183)	(280,556)
Total liabilities net of Stockholders' deficiency	$599,627	$48,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
U.S. dollars

					Period
					from June
					5, 2008
					(inception)
	Nine months ended		Three months ended		through
	August 31,	August 31,	August 31,	August 31,	August 31,
	2013	2012	2013	2012	2013

RESEARCH AND DEVELOPMENT EXPENSES	930,487	1,740,697	226,935	542,267	3,239,298
GENERAL AND ADMINISTRATIVE EXPENSES	2,844,350	1,876,966	935,228	1,346,807	5,661,771
OPERATING LOSS	3,774,837	3,617,663	1,162,163	1,889,074	8,901,069
FINANCIAL EXPENSE (INCOME), NET	49,046	(13,731)	(224,723)	(13,820)	58,630
NET LOSS AND COMPREHENSIVE
LOSS FOR THE PERIOD	3,823,883	3,603,932	937, 440	1,875,254	8,959,699

BASIC AND DILUTED LOSS PER COMMON STOCK	0.08	0.06	0.02	0.04

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER COMMON STOCK:	50,264,348	56,063,918	51,144,621	48,786,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC.)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL DEFICIENCY
(UNAUDITED)
U.S. dollars

				Deficit
				accumul
				ated
				during
			Additional	the
				develop	Total
	Common Stock		paid-in	ment	stockholders'
	Shares	$	capital	stage	Equity

Balance at June 5, 2008 (inception)	-	$-	$-	$-	$-
Changes during the period from June 5, 2008 through November 30, 2010
Shares issued to founder on June 5, 2008 $0.000357 Per Share	56,000,000	$5,600	14,400	-	20,000
Private Placement at 0.00143$ Per Share	24,500,000	2,450	32,550	-	35,000
Net Loss for the period- Comprehensive loss	-	-	-	(65,321)	(65,321)
Balance as of November 30, 2010	80,500,000	8,050	46,950	(65,321)	(10,321)

Net Loss for the year- Comprehensive loss	-	-	-	(72,352)	(72,352)

Balance as of November 30, 2011	80,500,000	8,050	46,950	(137,673)	(82,673)
Shares cancelled	(33,873,049)	(3,387)	3,387	-	-
Warrants and shares issued for cash, net of issuance expenses	1,100,000	110	1,071,551	-	1,071,661
Stock-based compensation expenses related to options granted to employees	-	-	2,976,922	-	2,976,922
Stock-based compensation expenses related to options granted to consultant	-	-	242,055	-	242,055
Shares issued for services	1,390,952	139	509,483	-	509,622
Net loss for the year- Comprehensive loss	-	-	-	(4,998,143)	(4,998,143)

Balance as of November 30, 2012	49,117,903	$4,912	$4,850,348	$(5,135,816)	$(280,556)

Changes during the nine month period ended August 31, 2013 (Unaudited)

Shares issued for cash	2,026,718	202	666,988	-	667,190

Stock based compensation related to options granted to employees	-	-	1,882,761	-	1,882,761
Stock-based compensation related to options granted to consultants	-	-	242,161	-	242,161

Receipts on account of Shares	-	-	6,144	-	6,144
Net loss for the period- Comprehensive loss	-	-	-	(3,823,883)	(3,823,883)
Balance as of August 31, 2013	51,144,621	5,114	7,648,402	(8,959,699)	(1,306,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
U.S. dollars

			Period from
			June 5, 2008
			(inception
	Nine months ended		date) through
	August 31,	August 31,	August 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,823,883)	(3,603,932)	(8,959,699)
Adjustments required to reconcile net loss to net cash used in operating activities:
Write-off of website development costs	-	-	15,000
Stock based compensation related to options granted to employees	1,882,761	2,139,260	4,859,683
Stock-based compensation related to options granted to consultants	242,161	122,513	484,216
Depreciation	2,404	856	3,809
Change in fair value of warrants liabilities	(51,802)	-	(51,802)
Interest expenses due to loan	73,525	-	73,525
Increase in accrued severance pay, net	1,922	922	3,475
Receipt on account of Shares due to services rendered	6,144	509,622	515,766
Changes in operating assets and liabilities:
Increase in prepaid expenses and accounts receivable	(12,621)	(25,722)	(40,870)
Increase in accounts payable	15,552	51,222	151,343
Increase in accrued expenses	93,889	-	167,027
Increase in related parties	-	6,862	42,362
Increase in employees and related payables	45,435	49,395	121,314

Net cash used in operating activities	(1,524,513)	(749,002)	(2,614,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,839)	(9,678)	(17,517)
Website development costs	-	-	(15,000)
Investment in short term deposits	-	-	(10,002)
Amounts funded in respect of retirement benefits obligations	(1,561)	(677)	(2,857)
Net cash used in investing activities	(9,400)	(10,355)	(45,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Warrants and shares issued for cash	1,800,000	1,071,661	2,926,661
Proceeds from loan received and warrants issued for cash	250,000	-	250,000

Net cash provided by financing activities	2,050,000	1,071,661	3,176,661
INCREASE IN CASH AND CASH EQUIVALENTS	516,087	312,304	516,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	347	1,275	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	516,434	313,579	516,434

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

On October 11, 2011, the Company incorporated a wholly-owned subsidiary in Israel, Orgenesis Ltd. (the “Israeli Subsidiary”), which is engaged in research and development. On July 31, 2013, the Company incorporated a wholly-owned subsidiary in Maryland Orgenesis Inc. (the “US Subsidiary”), which will be engaged in research and development. The US subsidiary has not commenced its operation yet.

Unless the context indicates otherwise, the term “Group” refers to Orgenesis Inc. and its subsidiaries, Orgenesis Ltd (the “Israeli Subsidiary”) and Orgenesis Inc. (the “US Subsidiary” in Maryland)

On February 2, 2012, the Subsidiary entered into an agreement with Tel Hashomer Medical Research, Infrastructure and Services Ltd (the “Licensor”). The Subsidiary was granted a worldwide royalty bearing, exclusive license to certain information regarding a molecular and cellular approach directed at converting liver cells into functional insulin producing cells, as treatment for diabetes.

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with ASC Topic 915 “Development Stage Entities”.

b.	Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of August 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The accounting principles applied in the preparation of the interim statements are consistent with those applied in the preparation of the annual financial statements; however, the interim statements do not include all the information and explanations required for the annual financial statements. The condensed consolidated balance sheet data as of November 30, 2012 was derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s fiscal 2012 Annual Report on Form 10-K. Operating results for the nine months ended August 31, 2013, are not necessarily indicative of the results that be expected for the year ending November 30, 2013.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: (continued):

c.	Going concern considerations

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has stock holders' deficiency in a total amount of $1,306,183and net losses for the period from inception (June 5, 2008) through August 31, 2013, of $8,959,699 as well as a negative cash flow from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following August 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that the Company will be successful with those initiatives, management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

d.	Warrants issued as part of capital raisings that are classified as a liability

Warrants that entitle the holder to down-round protection (through ratchet and anti-dilution provisions) are classified as liabilities in the statement of financial position. The liability is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net. See note 5.

e.	Fair value measurement:

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
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES: (continued):

As of August 31, 2013 the assets or liabilities measured at Level 3 fair value comprise of warrants. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent.

f.	Newly issued and recently adopted Accounting Pronouncements

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
c.

An annual license fee of $15,000, which commenced on January 1, 2012 and shall be paid once every year thereafter (the “Annual Fee”). The Annual Fee is non-refundable, but it shall be credited each year due, against the royalty noted above, to the extent that such are payable, during that year.

	d.	Milestone payments as follows:

1.	$50,000 on the date of initiation of phase I clinical trials in human subjects;
2.	$50,000 on the date of initiation of phase II clinical trials in human subjects;
3.	$150,000 on the date of initiation of phase III clinical trials in human subjects;
4.	$750,000 on the date of initiation of issuance of an approval for marketing of the first Product by the FDA.
5.	$2,000,000, when worldwide net sales of Products have reached the amount of $150,000,000 for the first time, (The “Sales Milestone”).

In the event of closing of an acquisition of all of the issued and outstanding share capital of the Subsidiary of the Company and/or consolidation of the Subsidiary or the Company into or with another corporation (“Exit”), the Licensor shall be entitled to choose whether to receive from the Company a one-time payment based, as applicable, on the value of either 5,563,809 shares of Common Stock of the Company at the time of the Exit or the value of 1,000 shares of common stock of the Subsidiary at the time of the Exit.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - COMMITMENTS (continued):

2.

On February 2, 2012 the Company entered into an agreement with Mintz, Levin, Ferris, Glovsky and Popeo, P.c. (“Mintz, Levin”) for professional services related to the patent registration. In addition to an amount of $80,000 paid to this service provider, the Company issued 1,390,952 shares of common stock that will be held in escrow for two years. As a result of the escrow, the fair value of these shares issued for services were $509,622 based on a 34.57% discount calculated, on the price per share on February 2, 2012. The Company will pay an additional $50,000 upon consummation of the earlier of:

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

4.

On February 2, 2012, the Subsidiary entered into an employment agreement (the “Ferber Employment Agreement”) with Prof. Sarah Ferber. Pursuant to the Ferber Employment Agreement, Prof. Ferber agrees to serve as our Chief Scientific Officer. Prof. Ferber will be paid a gross salary of NIS (Israeli shekel) 36,000 per month, which is approximately $9,961 based on an exchange rate of 1 NIS equals $0.2767 as of August 31, 2013. In the event we complete a financing of at least $1,000,000 (in addition to the $1.5 million private placement in February 2012), Prof. Ferber’s salary will double. On May 6 2013, the Company has completed the financing of over $1,000,000, therefore.

Prof. Ferber will be paid a gross salary of NIS (Israeli shekel) 72,000 per month, which is approximately $19,923 based on an exchange rate of 1 NIS equals $0.2767 as of August 31, 2013.

5.

On February 2, 2012, the Subsidiary entered into a compensation agreement (the “Caplan Compensation Agreement”) with Ms. Caplan. Pursuant to the Caplan Compensation Agreement, Ms. Caplan agrees to serve as a director of our company. Ms. Caplan will be paid a gross salary of NIS (Israeli shekel) 10,000 per month, which is approximately $2,767 based on an exchange rate of 1 NIS equals $0.2767 as of August 31, 2013.

In the event we complete a financing of at least $ 2,000,000, Ms. Caplan will be paid a onetime bonus of $100,000. On May 6, 2013 the Company completed the financing of over $2,000,000. Therefore the Company has recorded an expense of $100,000.

6.

On March 22, 2012 the Subsidiary entered into a research service agreement with the Licensor. According to the agreement, the Licensor will perform a study at the facilities and use the equipment and personnel of the Chaim Sheba Medical Center (the “Hospital”), for the total consideration of approximately $74,000 for a year. On May 1, 2013 the Subsidiary renewed research agreement for the total annual consideration of approximately $92,000.

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

8.

On April 24, 2012 the Company entered into an agreement with Granzer Regulatory Consulting &services (Granzer) to provide services with regard to regulatory and development aspects in connection with pharmaceutical products in the area of chemistry and pharmacy , clinical and regulatory. The company shall pay for services of Granzer range of 125-300 Euro per hour or 2,400 Euro per day.

9.

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

10.

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

As of August 31, 2013 the performance conditions describe above were not met.

11.

On March 27, 2013, the Company signed an agreement with Mintz Levin, our patent attorneys, in which 16% of the fees will be converted to shares of the Company at market price. A total of $6,144 will be converted into common shares. As of August 31, 2013 the issuance of shares has not yet occurred.

12.

On May 6, 2013 the Subsidiary entered into a Process Development Agreement with ATMI BVBA, a Belgium company which is a wholly owned subsidiary of Advanced Technology Materials, Inc. (“ATMI”), a US publicly traded Company. According to the agreement the Company and ATMI will cooperate in cell research. The Company will use ATMI's unique technology while the company will provide to ATMI the required materials for purpose of the study. According to the agreement the Company will pay per achieved phase, as defined in the agreement with total consideration of 606,500 Euro for all services.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ΝOTE 3 – STOCKHOLDERS' EQUITY:

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

1.

In February 2012, the Company entered into a subscription agreement with Derby Management LLC (“Derby”) for the sale of 500,000 shares of the Company's common stock at a purchase price of $1.00 per share, for total consideration of $500,000. Under the agreement the subscribers committed to purchase additional 1,000,000 shares of the Company's common stock at a purchase price of $1.00 per share (the “February Warrants”). The terms of the warrants to be issued based on the following criteria. 500,000 shares will be issued for an additional consideration of $500,000, upon the earlier of: (i) the Company or its Subsidiary signing an agreement with a clinical center, and (ii) 6 months following the closing of the placement of shares. The remaining 500,000 shares will be issued for an additional consideration of $500,000 upon the feasibility of enhancement of cell propagation capability if achieved prior to February 2, 2015.

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

4.

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company's Common Stock and two non-transferable Common Stock warrants. Each Common Stock warrant (“December Warrants”) can be exercised into one share at a purchase price of $ 0.50 per warrant and is exercisable until November 30, 2014. See also Note 5.

In connection with this agreement, the July Warrants were cancelled.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY (continued):

5.

In March 2013, the Company entered into a loan and warrant subscription agreement with Mediapark A.G., a Marshall Islands company (“Mediapark”). The Company received a loan (the “Loan”) in the total amount of $250,000 and issued to the investor 100,000 warrants (“March Warrant”). Each Common Stock warrant can be exercised into one share at a purchase price of $0.50 per warrant and is exercisable until March 22, 2015. See also Note 5.

The warrants issued are detachable from the loan and classified as a liability due to down- round protection (through ratchet and anti-dilution provisions), therefore the Company allocated the proceeds from Mediapark, first to the warrants based upon the fair value of the warrants, and the residual amount of proceeds was allocated to the Loan. As of the issuance day, the fair value of the warrants was $65,192 based on Monte Carlo pricing-model. See also Note 5.

The loan bears interest at an annual rate of 8%, which is calculated quarterly. The Loan matured on June 30, 2013. The Company has the right to extend the maturity date for an additional period of up to 90 days provided it issues an additional 100,000 warrants (“Additional Warrants”).

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

On June 30, 2013 the Company exercised its discretion to extend the maturity date of the loan to September 30, 2013. In return for extending the maturity date, the Company issued to Mediapark additional Warrants at an exercise price of $0.50 per warrant. On September 30, 2013 the Company extended the maturity date of the loan to December 31, 2013. See also note 7(1).

6.

In May 2013, the Company entered into a subscription agreement with ATMI, pursuant to which ATMI purchased 1,526,718 units at a price of $0.8515 per unit for total consideration of $1,300,000. Each Unit consists of one share of the Company's Common Stock and one Common Stock warrant. Each Common Stock warrant (“May Warrants”) can be exercised into one share at a purchase price of $1 per warrant and is exercisable until May 6, 2015. See also Note 5.

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION

1.	Global Share Incentive Plan:

On May 23, 2012 the Company's board of directors adopted the global share incentive plan (2012) (“Global Share Incentive Plan (2012)”). Under the Global Share Incentive Plan (2012) 12,000,000 shares of common stock have been reserved for the grant of options, which may be issued at the discretion of the Company's board of directors from time to time. Under this plan, each option is exercisable into one share of common stock of the Company.

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

8.

On July 16, 2013 250,000 options were granted to Dr David Sidransky , the Company's member of the board of directors at an exercise price of $0.75 per share, the options vest in five equal annual installments from the date of grant and expire on July 16, 2023. The fair value of these options as of the date of grant was $ 167,561 using the Black and Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

For options
granted until
August 30,
2013
Expected option life (years)	10.0
Expected stock price volatility (%)	98-105
Risk free interest rate (%)	1.53-1.86
Expected dividend yield (%)	0.0

A summary of the Company's stock option granted to employees and directors as of August 31, 2013 and changes for the nine months ended August 31, 2012 is presented below:

		Nine months ended
	August 31, 2013		August 31, 2012

		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	of	exercise
	Options	price	options	price
		$		$
Options outstanding at the beginning of the year	10,315,815	0.297	-	-
Changes during the period:
Granted - at market price	250,000	0.75	10,315,815	0.186
Expired	-	-	-	-

Options outstanding at end of the period	10,565,815	0.313	10,315,815	0.186

Options exercisable at end of the period	4,455,602	0.27	1,854,603	0.172

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

Costs incurred in respect of stock based compensation for employees and directors, for the nine months ended August 31, 2013 and August 31, 2012 were $1,882,761 and $2,139,260, respectively. The weighted average period of the remaining unearned compensation of $ 2,247,380 at August 31, 2013 will be recorded over 2.3 years.

The following table presents summary information concerning the options granted to employees outstanding as of August 31, 2013:

		Weighted average
	Number of	remaining	Weighted average
Exercise	outstanding	contractual	Exercise	Aggregate
price	options	Life	price	intrinsic value
$		Years	$	$
0.0001	2,781,905	8.42	0.0001	2,086,151
0.001	3,338,285	8.42	0.001	2,500,375
0.69	2,781,905	8.42	0.69	166,914
0.75	250,000	9.87	0.75	-
0.79	942,520	8.85	0.79	-
0.85	471,200	8.76	0.85	-
	10,565,815	8.51	0.31	4,753,440

The following table presents summary of information concerning the options exercisable as of August 31, 2013:

	Number of	Weighted
Exercise	Exercisable	Average
price	options	Exercise price
$		$
0.0001	2,781,905	278
0.69	1,390,953	959,757
0.79	188,504	148,918
0.85	94,240	80,104
	4,455,602	1,189,058

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

4.

On August 2, 2013 100,000 options were granted to Prof. Skyler , one of the Company's advisory board, at an exercise price of $0.96 per share, the options vest in five equal annual installments from the date of grant and expire on April 4, 2023. The fair value of these options as of the date of grant was $ 65,620 using the Black and Scholes option-pricing model.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

For options granted
until
August 31,
2013
Expected option life (years)	10.0
Expected stock price volatility (%)	98-110
Risk free interest rate (%)	1.53-2.78
Expected dividend yield (%)	0.0

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

A summary of the status of the stock options granted to non-employees as of August 31, 2013 and August 31, 2012 and changes for the nine months ended is presented below:

	Nine months ended
	August 31, 2013		August 31, 2012

		Weighted		Weighted
	Number	average	Number	average
	Of	exercise	of	exercise
	Options	price	options	price
		$		$
Options outstanding at beginning of year	1,278,104	0.95	-	-
Changes during the year:
Granted - at market price	100,000	0.96	1,178,104	0.97
Expired			-	-
Options outstanding at end of the period	1,378,104	0.94	1,178,104	0.97
Options exercisable at end of the period	624,418	0.8	176,726	0.69

Costs incurred in respect of stock based compensation for consultants, for the nine months ended August 31, 2013 and August 31, 2012 were $242,161 and $122,513 respectively. The weighted average period of the remaining unearned compensation of $ 423,417 as of August 31, 2013 will be recorded over 3.11 years. The following table presents summary information concerning the options granted to non-employees outstanding as of August 31, 2013:

		Weighted
		average	Weighted
	Number of	Remaining	Average
Exercise	Outstanding	Contractual	Exercise	Aggregate
prices	options	Life	Price	intrinsic value
$		Years		$
0.61	100,000	9.22	0.61	14,000
0.69	706,904	8.42	0.69	42,414
0.96	100,000	9.59	0.96	-
1.4	471,200	8.62	1.4	-
	1,378,104	8.63	0.942	56,414

ORGENESIS INC.
(FORMERLY BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – STOCK BASED COMPENSATION (continued):

The following table presents summary of information concerning the options exercisable as of August 31, 2013:

	Number of
Exercise	Exercisable	Total
prices	options	Exercise price
		$
0.69	530,178	365,822
1.4	94,240	131,936
	624,418	497,758

NOTE 5- WARRANTS

As part of the Company's private placements as described in note 3 the Company issued to the investors warrants, as follows:

1.

In December 2012, the Company issued 1,000,000 non-transferable Common Stock warrants. Each Common Stock warrant (“December Warrants”) can be exercised into one share at an exercise price of $ 0.50 per warrant and is exercisable until November 30, 2014. In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than the purchase price of the Warrants, the price shall be reduced to the new issuance price.

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

In March 2013 the Company issued 100,000 warrants (“March Warrant”) in connection with the agreements with Mediapark. Each Common Stock warrant can be exercised into one share at an exercise price of $0.50 per warrant and is exercisable until March 22, 2015. In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than the purchase price of the Warrants, the price shall be reduced to the new issuance price.

2.

In May 2013, the Company issued 1,526,718 warrants (“May Warrants”). Each Common Stock warrant can be exercised into one share at an exercise price of $1 per warrant and is exercisable until May 6, 2015. In the event the Company will issue any Common Stock or securities convertible into the Common Stock at a price less than $0.8515, the price shall be reduced to the new issuance price.

3.

On June 30, 2013 the company exercised its discretion to extend the maturity date of the Mediapark Loan to September 30, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 additional Warrants at an exercise price of $0.5. For additional information see Note 3b5.

ORGENESIS INC.
(BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5- WARRANTS (continued):

The fair value of each of the warrants described above, as determined by using a Monte Carlo type model based on a risk neutral approach. The model takes as an input the estimated future dates when new capital will be raised, and builds a multi-step dynamic model. The first step is to model the risk neutral distribution of the share value on the new issue dates, then for each path to use the Black-Scholes model to estimate the value of the warrants on the last issue date including all the changes in exercise price and quantity along this path. The significant unobservable input used in the fair value measurement is the future expected issue dates. Significant delay in this input would result a higher fair value measurement.

Financial liabilities carried at fair value as of August 31, 2013 are classified in the tables below in one of the three fair value categories:

	Fair value measurements at reporting
	date using
	Level 3	Total
Warrants -
August 31, 2013	$1,161,956	$1,161,956

The following table summarizes the activity for those financial liabilities where fair value measurements are estimated utilizing Level 3 inputs:

	During the nine	During the three
	months ended	months ended
	August 31,	August 31,
	2013	2013
Carrying value at the beginning of the period	$-	$1,402,530
Additions	$1,245,270	47,268
Changes in fair value of warrant liabilities	(83,314)	(287,842)
Carrying value at the end of the period
	$1,161,956	$1,161,956

ORGENESIS INC.
(BUSINESS OUTSOURCING SERVICES, INC)
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – TAXES ON INCOME

1.	Corporate taxation in the U.S.

The applicable corporate tax rate for the Company is 34%.

2.	Corporate taxation in Israel:

The Subsidiary is taxed in accordance with Israeli tax laws. The regular corporate tax rate in Israel for 2013 is 25%.

3.	Deferred income taxes:

	As of	As of
	August 31,	November 30,
	2013	2012
In respect of:
Net operating loss carry forward	$749,424	$344,307
R&D expenses	123,584	57,344
Holiday and recreation pay	10,806	3,968
Severance pay accruals	869	402
Less – Valuation allowance	(884,683)	(406,021)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

NOTE 7 - SUBSEQUENT EVENTS

1.

On September 30, 2013 the Company extended the maturity date of the loan to December 31, 2013 in return for extending the maturity date the Company issued to Mediapark 100,000 Additional Warrants. See also note 3b5.

2.

On October 11, 2013 Orgenesis Ltd. established a wholly-owned subsidiary in Belgium, Orgenesis SPRL, which will be engaged in development and manufacturing activities together with the clinical studies in Europe.

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
  our marketing plan;
  our plans to hire industry experts and expand our management team;
  our belief that Diabetes Mellitus will be one of the most challenging health problems in the 21st century and will have staggering health, societal and economic impact;
  our beliefs regarding the future of our competitors;
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
  substantial doubt about our ability to continue as a going concern;
  we may need to raise additional funds in the future which may not be available on acceptable terms or at all;
  if we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operation;
  we may not be able to successfully implement our business plan;
  conditions in Israel and the surrounding Middle East may materially adversely affect our subsidiary’s operations and personnel;
  the ability of our subsidiary to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by our subsidiary may be subject to taxes;
  THM may cancel the License Agreement;
  if we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer;
  our expenditures may not result in commercially successful products;
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

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to Orgenesis Inc. and our wholly owned subsidiaries, Orgenesis Ltd.,(the “Israeli Subsidiary”) and Orgenesis Inc. (the “US Subsidiary”) . Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Our Current Business

On August 5, 2011, we entered into a letter of intent with Prof. Sarah Ferber and Ms. Vered Caplan according to which, inter alia, Prof. Ferber has agreed to use commercially reasonable efforts to cause Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “Licensor”) to license us all of the assets associated with “Methods Of Inducing Regulated Pancreatic Hormone Production” and “Methods Of Inducing Regulated Pancreatic Hormone Production In Non-Pancreatic Islet Tissues”.

On October 11, 2011 we incorporated Orgenesis Ltd. as our wholly-owned subsidiary under the laws of Israel. On February 2, 2012, Orgenesis Ltd. signed and closed a definitive agreement (the “License Agreement”) to license patents and knowhow related to the development of AIP (Autologous Insulin Producing) cells. On July 31, 2013, we incorporated a wholly-owned subsidiary in Maryland named Orgenesis Inc. On October 11, 2013, Orgenesis Ltd. incorporated a wholly-owned subsidiary in. Belgium, Orgenesis SPRL.

Based on the licensed know how and patents, our intention is to develop to the clinical stage a new technology for regeneration of functional insulin-producing cells, thus enabling normal glucose regulated insulin secretion, via cell therapy. By using a therapeutic agent (i.e., PDX-1, and additional pancreatic transcription factors in adenovirus-vector) that efficiently converts a sub-population of liver cells into pancreatic islets phenotype and function, this approach allows the diabetic patient to be the donor of his own therapeutic tissue. The development of AIP cells is based on the licensed patents and knowhow. We believe that our major competitive advantage is in our cell transformation technology.

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

Recent Corporate Developments

Since the commencement of our third quarter ended August 31, 2013 we experienced the following corporate developments:

Agreement with Professor Jay Skyler

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

Agreement with Dr. David Sidransky

On July 16, 2013 we entered into an agreement with Dr. David Sidransky. Under the terms of the agreement, we have appointed Dr. Sidransky to our board of directors.

In consideration of Dr. Sidransky’s services we will pay for his attendance at Board meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We issued to Dr. Sidransky 250,000 stock options subject to the terms of our stock option plan, at an exercise price of $0.75 per option share. We will also reimburse any pre-approved business expenses incurred by Dr. Sidransky.

Dr. Sidransky is an oncologist and research scientist who works with early detection of cancer. Since 1994, Dr. Sidransky has been the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and Professor of Oncology, Otolaryngology, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at John Hopkins University and Hospital.

Dr. Sidransky has served as ViceChairman of the Board of Directors, and was, until the merger with Eli Lilly, a director of ImClone Systems Inc., a global biopharmaceutical company. He has served on scientific advisory boards of MedImmune, LLC, Roche Holding Ltd., Amgen Inc. and Veridex, LLC (a Johnson & Johnson diagnostic company), and is currently on the board of KV Pharmaceutical Company, Rosetta Genomics Ltd. and Champions Oncology, Inc. Dr. Sidransky served as Director (2005-2008) of the American Association for Cancer Research (AACR). He was the chairperson of AACR International Conferences (2006 and 2007) on Molecular Diagnostics in Cancer Therapeutic Development: Maximizing Opportunities for Personalized Treatment.

Dr. Sidransky obtained his MD from Baylor College of Medicine in Houston, Texas.

Mediapark

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

On June 30, 2013, we exercised our discretion to extend the maturity date of the Loan to September 30, 2013. In return for extending the maturity date, we issued to Mediapark 100,000 additional Warrants. On September 30, 2013, we extended the maturity date of the Loan to December 31, 2013, in exchange for issuing 100,000 additional Warrants.

If the Loan is not repaid at the maturity date, or, if extended, at the end of the extended period the holder may convert the loan and any accrued and unpaid interest into shares of our common stock at the lower of $0.75 per share and the 5 day Volume Weighted Average Price (“VWAP”) of our common shares trading price prior to conversion. The investor is under no obligation to convert and may take a realization process to recover funds, interest and expenses of collection.

Renewal of Agreement

On March 22, 2012 our Subsidiary entered into a research service agreement with the Licensor. According to the agreement, the Licensor will perform a study at the facilities and use the equipment and personnel of the Chaim Sheba Medical Center, for the total consideration of approximately $74,000 for a year. On August 1, 2013, effective May 1, 2013, our Subsidiary renewed the research agreement for the total annual consideration of approximately $92,000.

Belgium Subsidiary

On October 11, 2013, Orgenesis Ltd. incorporated a wholly-owned subsidiary in. Belgium, Orgenesis SPRL We established a subsidiary in Belgium in order to coordinate the process development and manufacturing activities together with the clinical studies in Europe, and later on to be our center for our activities in Europe.

The incorporation of Orgenesis SPRL was followed a strategic decision in May 2013 to work with ATMI disposable bioreactors as the major component in our product manufacturing. Also, we took another strategic decision in September 2013 to work with Masthercell SPRL a Belgium company -as our CMO (Contract manufacturing organization) , in order to develop a manufacturing process, and to manufacture our product. Both companies are located in Belgium. In addition, we are already conducting some portion of our process development with the Fraunhofer institute in Germany and all those activities will be coordinated through Orgenesis SPRL.

Maryland Subsidiary.

On July 31, 2013, we incorporated a wholly-owned subsidiary in Maryland named Orgenesis Inc. (the “US Subsidiary”), which will be engaged in research and development. The US subsidiary has not commenced its operation yet.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three and nine months ended August 31, 2013.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three and nine months ended August 31, 2013 are summarized as follows in comparison to our expenses for the three and nine months ended August 31, 2012:

	Nine Months Ended
	August 31,	August 31,
	2013	2012
Research and development expenses	$930,487	$1,740,697
Business development expenses	$1,354,324	$1,052,794
General and administration expenses(1)	$1,490,026	$824,172
Net loss including financial expenses	$3,823,883	$3,603,932

	Three Months Ended
	August 31	August 31
	2013	2012
Research and development expenses	$226,935	$542,267
Business development expenses	$442,046	$1,003,924
General and administration expenses(1)	$493,182	$342,883
Net loss including financial expenses	$937,440	$1,889,074

1 This classification is not the same as the classification in the financial statements.

Research and development expenses

	Nine Months Ended
	August 31	August 31
	2013	2012
Patent registration	$55,983	$589,622
Salaries & related expenses	493,735	1,016,030
Professional fees and consulting services	204,965	65,669
Other research expenses	$175,804	$69,376
Total	$930,487	$1,740,697

The decrease in patents registration is due to one-time non-cash compensation (in 2012) of $509,622 to our patents attorneys .The decrease in salaries and related expenses is due to stock-based compensation expenses to an employee in prior period, those options were fully vested in February 2013.

	Three Months Ended
	August 31	August 31
	2013	2012
Patent registration	$4,177	$-
Salaries & related expenses	96,918	438,917
Professional fees and consulting services	65,993	56,452
Other research expenses	$59,847	$46,898
Total	$226,935	$542,267

The decrease in salaries and related expenses is due to a non-cash item regarding options to an employee, which were fully vested in February 2013. Accordingly, no expense was recorded for this item in the quarter ended August 31, 2013.

Business development expenses

	Nine Months Ended
	August 31,	August 31,
	2013	2012
Salaries & related expenses	1,134,968	949,996
Other	$219,356	$102,798
Total	$1,354,324	$1,052,794

The increase in salaries & related expenses in the nine months ended August 31, 2013 as compared to the same period previous year is related to one-time bonus expenses and  stock based compensation due to an employee.

	Three Months Ended
	August 31,	August 31,
	2013	2012
Salaries & related expenses	384,227	943,967
Other	$57,819	$59,958
Total	$442,046	$1,003,924

The decrease in salaries & related expenses in the three months ended August 31, 2013 as compared to the three months ended August 31, 2012 is due to stock based compensation to an employee which was recorded in Q3 2012.

General and Administrative Expenses

	Nine Months Ended
	August 31	August 31
	2013	2012
Salaries & related expenses	$833,169	$399,152
Accounting & legal	183,186	215,139
Transfer agent & filing fees	6,530	14,317
Other general & administrative	$467,140	$195,564
Total	$1,490,025	$824,172

	Three Months Ended
	August 31	August 31
	2013	2012
Salaries & related expenses	$280,704	$191,051
Accounting & legal	54,187	48,210
Transfer agent & filing fees	3,075	8,657
Other general & administrative	$155,216	$94,965
Total	$493,182	$342,883

The increase in salaries and related expenses is due to the appointment of our new Chief Executive Officer, who was recruited in December 2012 and to vesting of options which was recorded in 2013. The increase in other general and administrative expenses is related to consulting and professional services including stock based compensation in return to services provided.

Liquidity and Financial Condition

Working Deficiency

	As of	As of
	August 31,	November 30,
	2013	2012
Current Assets	$583,062	$38,598
Current Liabilities	$740,380	$327,170
Working Deficiency	$(157,318)	$(288,572)

The increase in our current assets at August 31, 2013, as compared to November 30, 2012, is due to a fund raising completed on May 6, 2013.The increase in current liabilities is mainlyrelated to a $250,000 loan that we received on March 22, 2013

Cash Flows

	Nine Months Ended
	August 31	August 31
	2013	2012
Net cash used in operations	$(1,524,513)	$(749,002)
Net cash used in investing activities	$(9,400)	$(10,355)
Net cash provided by financing activities	$2,050,000	$1,071,661
Increase in cash during the period	$516,087	$312,304

The increase in cash is mainly due to the 2,050,000 fund raising by the company during the nine months ended on August 31, 2013 compared to the amount of 1,071,661 in the same period previous year. The increase in operation expenses is related to our expanded operations this year in comparison to previous year.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have net losses for the period from inception (June 5, 2008) through August 31, 2013, of $8,959,699 as well as a negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our plans in the 12 months following August 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$1,561,956
General and administration	963,183
Manufacturing	1017,859
Business development	300,781
Total	$3,843,779

Future Financing

We will require additional funds to implement our growth strategy in Europe and in the US. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. We have net losses for the period from inception (June 5, 2008) through August 31, 2013, of $8,959,699 as well as negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our requirements in the 12 months following August 31, 2013. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire and develop pharmaceutical assets, we will almost certainly find it difficult to raise debt financing from traditional lending sources. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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
Date: October 15, 2013

/s/ Dov Weinberg
Dov Weinberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: October 15, 2013