Form 10-Q
period 2014-02-28
Orgenesis Inc.
filed 2014-04-10
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number: 000-54329

ORGENESIS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0583166
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

21 Sparrow Circle, White Plains, NY, 10605
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(845) 591-3144

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [X]               No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes               [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 10th, 2014 there were 53,860,299 shares of common stock, par value $0.0001 outstanding.

ORGENESIS INC.

FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2014

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
In U.S. dollars
(Unaudited)

	February 28,	November 30,
	2014	2013
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$237,381	$50,827
Short-term bank deposit	10,002	10,002
Prepaid expenses and other accounts receivable	29,306	36,908
Total current assets	276,689	97,737

FUNDS IN RESPECT OF RETIREMENT BENEFITS OBLIGATION	4,685	3,630

PROPERTY AND EQUIPMENT, NET	11,987	12,854

Total assets	$293,361	$114,221

Liabilities net of Stockholders’ deficiency
CURRENT LIABILITIES:
Accounts payable	$170,813	$138,775
Accrued expenses	491,464	386,122
Employees and related payables	174,083	155,100
Related parties	42,362	42,362
Loans and accrued interest	370,772	264,050
Total current liabilities	$1,249,494	$986,409

LONG-TERM LIABILITIES
Warrants	738,180	1,157,954
Retirement benefits obligation	4,848	4,272
Total long-term liabilities	743,028	1,162,226

COMMITMENTS (Note 3)
Total liabilities	1,992,522	2,148,635

STOCKHOLDERS’ CAPITAL DEFICIENCY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at February 28, 2014 and November 30, 2013; issued and outstanding: 53,147,276 and 51,144,621 shares at February 28, 2014 and November 30, 2013, respectively	5,314	5,114
Additional paid-in capital	9,679,814	8,635,447
Deficit accumulated during the development stage	(11,384,289)	(10,674,975)
Total Stockholders’ deficiency	(1,699,161)	(2,034,414)
Total liabilities net of Stockholders’ deficiency	$293,361	$114,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In U.S. dollars
(Unaudited)

			Period
			from June
			5, 2008
			(Inception Date)
	Three Months Ended		to
	February 28,		February 28,
	2014	2013	2014

RESEARCH AND DEVELOPMENT EXPENSES	$605,111	$485,261	$4,366,378
GENERAL AND ADMINISTRATIVE EXPENSES	512,109	835,094	7,337,576
OPERATING LOSS	1,117,220	1,320,355	11,703,954
FINANCIAL EXPENSES (INCOME), NET	(407,906)	9,438	(319,665)
NET LOSS AND COMPREHENSIVE LOSS	$709,314	$1,329,793	$11,384,289

BASIC AND DILUTED LOSS PER SHARE	$0.01	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	52,085,973	49,606,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ CAPITAL DEFICIENCY
In U.S. dollars
(Unaudited)

	Common Stock
				Deficit
				accumulated
			Additional	during the
			paid-in	development	Total Capital
	Shares	Amount	capital	stage	Deficiency

Balance at June 5, 2008 (inception date)	-	$-	$-	$-	$-
Changes during the period from June 5, 2008 to November 30, 2010
Proceeds from issuance of shares to founder on inception date at $0.000357 per share	56,000,000	5,600	14,400	-	20,000
Proceeds from issuance of shares in a private placement at $0.00143 per share	24,500,000	2,450	32,550	-	35,000
Net loss - comprehensive loss	-	-	-	(65,321)	(65,321)
Balance at November 30, 2010	80,500,000	8,050	46,950	(65,321)	(10,321)
Changes during the year ended November 30, 2011
Net loss - comprehensive loss	-	-	-	(72,352)	(72,352)
Balance at November 30, 2011	80,500,000	8,050	46,950	(137,673)	(82,673)
Changes during the year ended November 30, 2012
Shares cancelled	(33,873,049)	(3,387)	3,387	-	-
Proceeds from issuance of shares and warrants, net of issuance expenses	1,100,000	110	1,071,551	-	1,071,661
Stock-based compensation related to options granted to employees	-	-	2,976,922	-	2,976,922
Stock-based compensation related to options granted to consultant	-	-	242,055	-	242,055
Shares issued for services	1,390,952	139	509,483	-	509,622
Net loss - comprehensive loss	-	-	-	(4,998,143)	(4,998,143)
Balance at November 30, 2012	49,117,903	4,912	4,850,348	(5,135,816)	(280,556)
Changes during the year ended November 30, 2013
Stock-based compensation related to options granted to employees and directors	-	-	2,795,655	-	2,795,655
Stock-based compensation related to options granted to consultants	-	-	316,312	-	316,312
Proceeds from issuance of shares and warrants	2,026,718	202	666,988	-	667,190
Shares to be issued for services rendered	-	-	6,144	-	6,144
Net loss - comprehensive loss	-	-	-	(5,539,159)	(5,539,159)
Balance at November 30, 2013	51,144,621	5,114	8,635,447	(10,674,975)	(2,034,414)
Changes during the three months ended February 28, 2014
Stock-based compensation related to options granted to employees and directors	-	-	442,113	-	442,113
Stock-based compensation related to options granted to consultants	-	-	8,510	-	8,510
Issuance of shares and warrants	1,128,849	113	586,888	-	587,001
Commitment shares issued	250,000	25	(25)	-	-
Proceeds from exercise of stock options	623,806	62	562	-	624
Shares to be issued for services rendered			6,319		6,319
Net loss - comprehensive loss	-	-	-	(709,314)	(709,314)
Balance at February 28, 2014	53,147,276	$5,314	$9,679,814	$(11,384,289)	$(1,699,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars
(Unaudited)

			Period from June
			5, 2008 (Inception
	Three Months Ended		Date) to
	February 28,		February 28,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(709,314)	$(1,329,793)	$(11,384,289)
Adjustments required to reconcile net loss to net cash used in operating activities:
Write-off of website development costs	-	-	15,000
Stock-based compensation related to options granted to employees	442,113	797,584	6,214,690
Stock-based compensation elated to options granted to consultants	8,510	52,816	566,877
Increase in retirement benefits obligation	576	638	4,848
Shares to be issued for services rendered	6,319	-	522,085
Depreciation	867	810	5,530
Change in fair value of warrants	(419,774)	-	(553,090)
Interest accrued on a loan	6,722	-	179,232
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other accounts receivable	7,602	5,724	(29,306)
Increase (decrease) in accounts payable	32,038	(947)	170,813
Increase in accrued expenses	105,342	56,134	491,464
Increase in related parties	-	-	42,362
Increase (decrease) in employees and related payables	18,983	(26,769)	174,083
Net cash used in operating activities	(500,016)	(443,803)	(3,579,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,900)	(17,517)
Website development costs	-	-	(15,000)
Investment in short-term bank deposit	-	-	(10,002)
Amounts funded in respect of retirement benefits obligation	(1,055)	(629)	(4,685)
Net cash used in investing activities	(1,055)	(6,529)	(47,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants and from exercise of stock options	587,625	500,000	3,514,286
Proceeds from loan received	100,000	-	350,000
Net cash provided by financing activities	687,625	500,000	3,864,286
INCREASE IN CASH AND CASH EQUIVALENTS	186,554	49,668	237,381

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,827	347	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$237,381	$50,015	$237,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

Orgenesis Inc. (the “Company”), incorporated in the State of Nevada on June 5, 2008 together with its wholly-owned subsidiaries (the “Group”) is engaged in the research and development of a new technology for regeneration of functional insulin-producing cells, thus, enabling normal glucose regulated insulin secretion, via cell therapy.

The Group is engaged in research and development in the biotechnology field and is considered a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”.

These unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of February 28, 2014, the consolidated results of operations and comprehensive loss, and the consolidated cash flows for the three-month periods ended February 28, 2014 and 2013 and for the period from June 5, 2008 (inception date) to February 28, 2014.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended February 28, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K the year ended November 30, 2013. The condensed consolidated balance sheet data as of November 30, 2013 was derived from the audited consolidated financial statements for the year ended November 30, 2013, but does not include all disclosures required by U.S. GAAP.

These unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through February 28, 2014 of $11,384,289, as well as a negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 28, 2014. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses in either the public or private equity markets.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders, including via future exercise of 4,055,567 warrants for a total amount of $2,130,894. See also Notes 4b and 6. However, there is no assurance that the Company will be successful with those initiatives.

These condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company is unsuccessful in raising additional financing, it may need to curtail, discontinue or cease operations.

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — FAIR VALUE PRESENTATION

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As of February 28, 2014, the assets or liabilities measured at Level 3 fair value comprise of warrants (see Note 6). In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The fair value of each of the warrants described in Note 6 is determined by using a Monte Carlo type valuation model based on a risk neutral approach. The model takes as an input the estimated future dates when new capital will be raised, and builds a multi-step dynamic model. The first step is to model the risk neutral distribution of the share value on the new issuance dates. Then for each path to use the Black-Scholes valuation model to estimate the value of the warrants on the last issuance date including all the changes in exercise price and quantity along this path. The significant unobservable input used in the fair value measurement is the future expected issuance dates.

Significant delay in this input would result a higher fair value measurement.

The following table presents the assumptions which were used for the model as of February 28, 2014:

Fair value of shares of common stock	$0.51
Expected volatility	93%-108%
Risk free interest rate	0.12%-0.33%
Expected term (years)	0.75-1.59
Expected dividend yield	0%

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth certain fair value information at February 28, 2014 and November 30, 2013 for financial liabilities measured at fair value by level.

	Level 3	Total
Warrants:
February 28, 2014	$738,180	$738,180
November 30, 2013	$1,157,954	$1,157,954

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 (i.e. warrants) for the three months ended February 28, 2014:

Balance at beginning of period	$1,157,954
Changes in fair value during the period	(419,774)
Balance at end of period	$738,180

NOTE 3 – COMMITMENTS:

a.

On February 2, 2012 the Israeli subsidiary of the Company entered into a licensing agreement with Tel Hashomer - Medical Research, Infrastructure and Services Ltd (the “Licensor”). According to the agreement, the subsidiary was granted a worldwide royalty bearing, exclusive license to certain information regarding a molecular and cellular approach directed at converting liver cells into functional insulin producing cells, as treatment for diabetes.

As consideration for the licensed information, the subsidiary will pay the following to the Licensor:

	1)	A royalty of 3.5% of net sales.
	2)	16% of all sublicensing fees received.
3)

An annual license fee of $15,000, which commenced on January 1, 2012 and shall be paid once every year thereafter (the “Annual Fee”). The Annual Fee is non-refundable, but it shall be credited each year due, against the royalty noted above, to the extent that such are payable, during that year.

	4)	Milestone payments as follows:

		a)	$50,000 on the date of initiation of phase I clinical trials in human subjects;
		b)	$50,000 on the date of initiation of phase II clinical trials in human subjects;
		c)	$150,000 on the date of initiation of phase III clinical trials in human subjects;
		d)	$750,000 on the date of initiation of issuance of an approval for marketing of the first product by the FDA.
		e)	$2,000,000, when worldwide net sales of Products have reached the amount of $150,000,000 for the first time, (The “Sales Milestone”).

As of February 28, 2014 the Company has not reached these milestones.

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

b.

On February 2, 2012 the Company entered into an agreement with Mintz, Levin, Ferris, Glovsky and Popeo, P.C. (“Mintz Levin”) for professional services related to the patent registration. In addition to an amount of $80,000 paid to this service provider, the Company issued 1,390,952 shares of common stock that will be held in escrow for two years. As a result of the escrow, the fair value of these shares issued for services were $509,622 based on a 34.57% discount calculated, on the price per share on February 2, 2012. The Company will pay an additional $50,000 upon consummation of the earlier of:

	1)	The purchase of all the Company’s common stock and/or amalgamation of the Company or its subsidiary into or with another corporation.
	2)	The Company sublicensing the technology to a non-affiliate of the Company.
	3)	$20,000 upon each of the following milestones (but in any event no more than $50,000 in total):

		a)	Initiation by the Company of phase I clinical trials for the Company’s product in human subjects.
		b)	Initiation by the Company of phase II clinical trials in human subjects.
		c)	Initiation by the Company of phase III clinical trials in human subjects.

As of February 28, 2014 the Company has not reached these milestones.

c.

On December 23, 2012 the Company appointed Mr. Sav DiPasquale as the Company’s President and Chief Executive Officer. As part of his compensation he was to receive stock options at an exercise price of $0.001 per share upon the performance as follows:

	1)	982,358 performance shares will be issued upon the completion of a fundraising.

	2)	1,473,537 stock options will be issued as to 25% on each of the first, second, third and fourth anniversaries of the date of his employment agreement.

On October 23, 2013, 255,413 performance options were granted to Mr. Dipasqale based on his agreement.

On December 23, 2013, Mr. DiPasquale, resigned. As a result of his resignation all options that were not vested were forfeited.

On January 2, 2014, the board of directors approved a grant of 368,393 options out of the 1,473,537 options mentioned in b. above. The grant is based on Mr. DiPasquale’s employment agreement.

According to Mr. DiPasquale’s employment agreement, all vested options expire 90 days after the date of termination of employment.

On February 19, 2014, Mr. DiPasquale exercised 623,806 options at a price of $0.001 per share.

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d.

On March 27, 2013, the Company signed an agreement with Mintz Levin, its patent attorneys, in which 16% of its fees will be converted to shares of common stock of the Company at market price. A total of $12,463 of fees incurred should be converted into shares of common stock. As of February 28, 2014, the issuance of shares has not yet occurred.

e.

On May 6, 2013 the Company’s Israeli subsidiary entered into a Process Development Agreement with ATMI BVBA, a Belgium Company which is a wholly-owned subsidiary of Advanced Technology Materials, Inc. (“ATMI”), a U.S. publicly traded company. According to the agreement ATMI will provide services in cell research. The Company will use ATMI’s unique technology while the Company will provide to ATMI the required materials for purpose of the study. According to the agreement, the Company will pay per achieved phase, as defined in the agreement, with a total consideration of Euro 606,500 for all services. As of February 28, 2014, the Company received services in total value of Euro 199,426.

NOTE 4 – CAPITAL DEFICIENCY:

a.	Share capital:

The Company’s shares are traded on the Over-The-Counter Bulletin Board.

b.	Financing:

1)

During the year ended November 30, 2012, the Company completed a private placement with Derby Management LLC (“Derby”) for total consideration of $1,100,000 for 1,100,000 shares of common stock and 1,100,000 warrants at purchase price of $1.00 per share.

2)

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company’s common stock and two non-transferable warrants. See also Note 6.

In connection with this agreement, the 1,000,000 warrants issued to Derby in July 2012 were cancelled.

3)

On May 2013, the Company entered into a subscription agreement with ATMI, pursuant to which ATMI purchased 1,526,718 units at a price of $0.8515 per unit for total consideration of $1,300,000. Each unit consists of one share of the Company’s common stock and one warrant. See also Note 6. On March 28, 2014, the Company filed a prospectus pursuant to Rule 424(b)(3), which is a part of a registration statement filed by the Company with the SEC, covering the shares under the subscription agreement, which allows ATMI to sell the shares (including shares that will be issued to ATMI as a result of the exercise of the warrants), which will be issued under this subscription agreement (see Note 7b).

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4)

On December 13, 2013, the Company entered into a $3,000,000 common stock purchase agreement with Kodiak Capital Group, LLC, a Newport Beach-based institutional investor (“Kodiak”). The Company has agreed to file a registration statement with the SEC covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement. After the SEC has declared the registration statement related to the transaction effective, the Company has the right at its sole discretion over a period of one year to sell shares of common stock under the terms set forth in the agreement in the total amount of up to $3,000,000. Proceeds from this transaction will be used to fund research and development and working capital. In December 2013, the Company issued to Kodiak 250,000 commitment shares of common stock of the Company at no consideration. On March 28, 2014, the Company filed a prospectus pursuant to Rule 424(b)(3)), which is a part of a registration statement filed by the Company with the SEC, covering the shares under the common stock purchase agreement, which allows Kodiak to sell the shares which will be issued under this common stock purchase agreement (see Note 7b).

The Company’s ability to put shares to Kodiak and obtain funds under the equity line is limited by the terms and conditions in the common stock purchase agreement, including restrictions on when the Company may exercise its put rights, restrictions on the amount the Company may put to Kodiak at any one time, which is determined in part by the trading volume of the Company’s common stock, and a limitation on its ability to put shares to Kodiak.

5)

During the three months ended February 28, 2014, the Company issued 1,128,849 units in a non- brokered private placement for a total consideration of $587,001. Each unit consisted of one share of its common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of the Company’s common stock at an exercise price of $0.52 per share for a period of three years. The fair value of these warrants as of the date of issuance was $393,411 using the Black- Scholes valuation model based on the following assumptions: dividend yield of 0% for all years; expected volatility of 117%; risk free interest of 0.68%, and an expected life of three years. The units were actually issued on March 3, 2014.

c.	As to shares of common stock issued upon exercise of stock options, see Note 3.

NOTE 5 – LOAN AGREEMENTS:

a.

In March 2013, the Company entered into a loan and warrant subscription agreement with Mediapark A.G., a Marshall Islands Company (“Mediapark”). The Company received a loan (the “Loan”) in the total amount of $250,000 and issued to Mediapark 100,000 warrants (the “March Warrants”). Each warrant can be exercised into one share of common stock at a purchase price of $0.50 per share and is exercisable until March 22, 2015. See also Note 6.

The warrants issued are detachable from the loan and classified as a liability due to down-round protection (to ratchet and anti-dilution provisions), therefore the Company allocated the proceeds from Mediapark, first to the warrants based upon their fair value and the residual amount was allocated to the Loan. As of the issuance day of the warrants, the fair value of the warrants was $65,192 based on Monte Carlo pricing- model. See also Note 6.

The loan bears interest at an annual rate of 8%, which is calculated quarterly. The original maturity day of the Loan was June 30, 2013. The Company had the right to extend the maturity date for an additional period of up to 90 days provided that it issues an additional 100,000 warrants (the “Additional Warrants”).

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If the Company has not paid the Loan in full at the maturity date or, if extended, at the extended maturity date, Mediapark has the right of conversion in respect of the total outstanding amount of the Loan including accrued interest as of the conversion date into shares of common stock, at a price per share equal to the lower of: (i) $0.75, and (ii) the value of the weighted average price of the share during the five trading days prior to the date of conversion.

On June 30, 2013 the Company exercised its discretion to extend the maturity date of the Loan to September 30, 2013, In return for extending the maturity date, the Company issued to Mediapark additional warrants at an exercise price of $0.50 per share. The fair value of the warrants was $48,800 based on Monte Carlo pricing-model. See also Note 6.

On September 30, 2013, the Company extended again the maturity date of Loan to December 31, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 warrants, which can be exercised into shares at an exercise price of $0.50 per share until September 30, 2015. The fair value of the warrants was $46,000 based on Monte Carlo pricing-model. See also Note 6.

b.

On December 6, 2013, the Company entered into a convertible loan agreement with Mediapark, pursuant to which Mediapark purchased an 8% unsecured convertible debenture (the “Convertible Loan”) in the aggregate principal amount of $100,000. Interest is calculated semi-annually and is payable, along with the principal on, or before December 6, 2014 .According to the agreement, in the event the Company completes an equity financing prior to the maturity date for gross proceeds of $350,000 or more comprising shares of common stock and/or warrants to purchase additional shares of common stock, Mediapark will convert the Company’s indebtedness into shares of common stock and/or warrants on the same terms as the new equity financing.

As a result, on March 3, 2014, the Loans in the aggregate amount of 370,772 (principal and accrued interest) outstanding as of that date were converted into 713,023 units of shares of common stock and warrants, see Note 7.

NOTE 6 – WARRANTS

As part of the Company’s private placements and loan received as described in Notes 4 and 5, the Company issued warrants, as follows:

a.

In December 2012, the Company issued 1,000,000 non-transferable warrants (the “December Warrants”). Each warrant can be exercised into one share of common stock at an exercise price of $0.50 per share and is exercisable until November 30, 2014. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than the purchase price of the shares, the exercise price shall be reduced to the new issuance price.

b.

In March 2013, the Company issued 100,000 warrants (the “March Warrants”) in connection with the loan and warrant subscription agreement with Mediapark (see Note 5a). Each warrant can be exercised into one share of common stock at an exercise price of $0.50 per share and is exercisable until March 22, 2015. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than the purchase price of the shares, the exercise price shall be reduced to the new issuance price.

c.

In May 2013, the Company issued 1,526,718 warrants (the “May Warrants”). Each warrant can be exercised into one share of common stock at an exercise price of $1.00 per share and is exercisable until May 6, 2015. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than $0.8515, the exercise price shall be reduced to the new issuance price. As a result of the issuance of 1,128,849 warrants in the three months ended February 28, 2014 at an exercise price of $0.52 per share, the exercise price of those warrants was reduced to $ 0.52 per share.

ORGENESIS INC.
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d.

On June 30, 2013, the Company exercised its discretion to extend the maturity date of the Mediapark Loan from September 30, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 additional warrants at an exercise price of $0.5 per share until June 30, 2015, see also Note 5a.

e.

On September 30, 2013, the Company exercised its discretion to extend the maturity date of the Mediapark loan from December 31, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 additional warrants, which can be exercised into shares at an exercise price of $0.50 per share until September 30, 2015, see also Note 5a.

NOTE 7 – SUBSEQUENT EVENTS:

a.

As a result of the issuance of 1,128,849 units described in Note 4b(5), the Loan and the Convertible Loan described in Note 5 in the aggregate amount of $370,772 (including principal and interest) outstanding as of March 3, 2014 due to Mediapark were converted on that date to 713,023 shares of common stock of the Company at a conversion rate of $0.52 per share and to 713,023 warrants to acquire additional shares of the Company’s common stock at an exercise price of $0.52 per share for a period of three years.

b.

On March 28, 2014, the Company filed a prospectus pursuant to Rule 424(b)(3), which is a part of a registration statement filed by the Company with the SEC. Under the prospectus, the selling stockholders identified in the prospectus may offer and sell up to 10,603,436 shares of the Company’s common stock, which will consist of: (i) up to 250,000 shares of common stock issued or to be issued to Kodiak as commitment shares pursuant to common stock purchase agreement dated December 13, 2013 (see Note 4a(4)) and up to 7,300,000 shares of common stock to be sold by Kodiak pursuant to the common stock purchase agreement; (ii) 1,526,718 shares of common stock issued to ATMI; and (iii) up to 1,526,718 shares of common stock that may be issued upon the exercise of warrants issued to ATMI. The 7,550,000 shares of common stock registered for resale by Kodiak represents 14% of the Company’s issued and outstanding shares of common stock as of March 5, 2014.

The selling stockholders may sell all or a portion of the shares being offered pursuant to the prospectus at fixed prices, at prevailing market prices at the time of sale, at varying prices or at negotiated prices.

c.

On April 3, 2014, the Company entered into a consulting agreement with Aspen Agency Limited, a Hong Kong corporation (“Aspen”), pursuant to which Aspen has agreed to provide investment banking, investor relations and business development services to the Company. In consideration for Aspen’s services, the Company has agreed to issue to Aspen 3,000,000 stock options to acquire shares of the Company’s common stock at an exercise price of $0.52 per share, for a period of three years. The options will be subject to vesting provisions as follows:

	1)	1,000,000 options (the “First Tranche”) will vest as of the date of execution of the agreement;
	2)	in the event Aspen exercises all 1,000,000 vested First Tranche options during the first 12 months of the agreement, the “Second Tranche” of 2,000,000 options will vest.

The term of the consulting agreement is from April 3, 2014 and will run for an indefinite period unless terminated by either party providing 30 days written notice.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our annual report on Form 10-K for the year ended November 30, 2013, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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
  Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (“THM”) may cancel the License Agreement;
  if we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer;
  our expenditures may not result in commercially successful products;
  third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products;
  extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
  other factors discussed under the section entitled “Risk Factors” set forth in our annual report on Form 10-K for the year ended November 30, 2013.

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

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “company” refer to Orgenesis Inc. and our wholly-owned subsidiaries, Orgenesis Ltd., (the “Israeli Subsidiary”) and Orgenesis SBRL (the “Belgian Subsidiary”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated in the state of Nevada on June 5, 2008 under the name Business Outsourcing Services, Inc.

Effective August 31, 2011, we completed a merger with our subsidiary, Orgenesis Inc., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Business Outsourcing Services, Inc.” to “Orgenesis Inc.”.

Effective August 31, 2011, we effected a 35 to 1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 50,000,000 shares of common stock with a par value of $0.0001 to 1,750,000,000 shares of common stock with a par value of $0.0001. On February 27, 2012, we filed a Certificate of Correction with the Secretary of State of the State of Nevada, correcting the par value of 1,750,000,000 shares of common stock which was incorrectly stated as $0.001 to 1,750,000,000 shares of common stock with a par value of $0.0001. Unless otherwise noted, all references in this quarterly report on Form 10-Q to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect the stock split on a retroactive basis.

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

On October 11, 2011, we incorporated Orgenesis Ltd. as our wholly-owned subsidiary under the laws of Israel. On February 2, 2012, Orgenesis Ltd. signed and closed a definitive agreement to license patents and knowhow related to the development of autologous insulin producing (“AIP”) cells.

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

This technology was licensed based on the published work of Prof. Ferber. Prof. Ferber has developed this technology, as a researcher in THM, and has established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells in liver and convert them into ‘pancreatic beta cell like’ cells. Furthermore, those cells were found to be resistant to the autoimmune attack.

We intend to develop our business by further developing the technology to a clinical stage. We intend to dedicate most of our capital to research and development with no expectation of revenue from product sales in the foreseeable future.

Recent Corporate Developments

Since the commencement of our first quarter ended February 28, 2014, we experienced the following corporate developments:

Private Placement

During the three months ended February 28, 2014, we issued 1,128,849 units to 13 investors in a non-brokered private placement, at a purchase price of $0.52 per unit for gross proceeds of $587,001. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.52 per share for a period of three years. The units were actually issued on March 3, 2014.

We issued:

(i)

1,032,695 of these units to 12 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended; and

(ii)

96,152 of these units to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended), and in issuing these units to this person we relied on the exemptions from the registration requirements provided for in Rule 506 Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Convertible Loans with Mediapark A.G.

On December 6, 2013, we entered into a convertible loan agreement with Mediapark A.G., a Marshall Islands company (“Mediapark”), pursuant to which Mediapark purchased an 8% unsecured convertible debenture (the “Convertible Loan”) in the aggregate principal amount of $100,000. On March 22, 2013, we entered into a similar convertible loan agreement with Mediapark in the aggregate principal amount of $250,000. The agreement states that if we complete equity financing prior to the maturity date of the loan, in an amount greater than $350,000, Mediapark would convert all our outstanding indebtedness into equity securities on the same terms as the current financing. As a result, on March 3, 2014, both loans in the aggregate amount of $370,772 (principle and interest) outstanding as of that date were converted into 713,023 shares of common stock at a price of $0.52 and 713,023 warrants to acquire additional shares of our common stock at a price of $0.52 per share for a period of three years in full payment of our indebtedness.

Former President and Chief Executive Officer

Effective December 23, 2013, Mr. Sav DiPasquale resigned as our President and Chief Executive Officer. Mr. DiPasquale’s resignation was not as a result of any disagreement between our company or our policies. On the same date, we appointed Mr. Vered Caplan as interim President and Chief Executive Officer of our company until a replacement is named.

Effective as of January 24, 2014, we granted 368,393 stock options to Mr. DiPasquale as fully earned pursuant to his employment agreement with our company, which has now been terminated. Each stock option was exercisable at a price of $0.001 per option share until March 31, 2014, and the options are fully vested. The grant is subject to the terms of our 2012 stock option plan. On February 19, 2014, Mr. DiPasquale exercised 623,806 options at a price of $0.001 per share.

Kodiak Capital Group, LLC

In December 2013, we entered into a $3,000,000 common stock purchase agreement with Kodiak Capital Group, LLC, a Newport Beach-based institutional investor (“Kodiak”). On March 28, 2014, our registration statement covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement was declared effective by the United States Securities and Exchange Commission (“SEC”), see “Prospectus” below. In connection with the entering of the stock purchase agreement, we have paid a commitment fee of 250,000 shares in restricted common shares of our company to Kodiak.

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

Prospectus

On March 28, 2014, we filed a prospectus pursuant to Rule 424(b)(3) which is a part of a registration statement filed by us with the SEC. Under the prospectus, the selling stockholders identified in the prospectus may offer and sell up to 10,603,436 shares of our common stock, which will consist of: (i) up to 250,000 shares of common stock issued or to be issued to Kodiak as commitment shares pursuant to the common stock purchase agreement dated December 13, 2013 and up to 7,300,000 shares of common stock to be sold by Kodiak pursuant to the common stock purchase agreement; (ii) 1,526,718 shares of common stock issued to ATMI BVBA (“ATMI”); and (iii) up to 1,526,718 shares of common stock that may be issued upon the exercise of warrants issued to ATMI. The 7,550,000 shares of common stock registered for resale by Kodiak represents 14% of our issued and outstanding shares of common stock as of March5, 2014.

The selling stockholders may sell all or a portion of the shares being offered pursuant to this prospectus at fixed prices, at prevailing market prices at the time of sale, at varying prices or at negotiated prices.

We will not receive any proceeds from the sale of the shares of our common stock by the selling stockholders. We will pay for expenses of this offering, except that the selling stockholders will pay any broker discounts or commissions or equivalent expenses applicable to the sale of their shares.

Consulting agreement with Aspen Agency Limited

On April 3, 2014, we entered into a consulting agreement with Aspen Agency Limited, a Hong Kong corporation (“Aspen”), pursuant to which Aspen has agreed to provide investment banking, investor relations and business development services to our company. In consideration for Aspen’s services, we have agreed to issue to Aspen 3,000,000 stock options to acquire shares of our common stock at an exercise price of $0.52 per share, for a period of three years. The options will be subject to vesting provisions as follows:

(i)	1,000,000 options (the “First Tranche”) will vest as of the date of execution of the agreement; and

(ii)	in the event Aspen exercises all 1,000,000 vested First Tranche options during the first 12 months of the agreement, the “Second Tranche” of 2,000,000 Options will vest.

The term of the consulting agreement is from April 3, 2014, and will run for an indefinite period unless terminated by either party providing 30 days written notice.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three months ended February 28, 2014:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended February 28, 2014 are summarized as follows in comparison to our expenses for the three months ended February 28, 2013:

	Three Months Ended February 28,
	2014	2013

Research and development expenses	$605,111	$485,261
General and Administration expenses	512,109	835,094
Net loss including financial expenses	$709,314	$1,329,793

Research and development expenses

	Three Months Ended February 28,
	2014	2013

Salaries and related expenses	$406,725	$319,994
Professional fees and consulting services	182,795	65,729
Other research expenses	15,991	99,538
Total	$605,111	$485,261

The increase in salaries and related expenses in the three months ended February 28, 2014 is due mainly to change in mix of employees from general and administrative to research and development activities. The increase in professional fees is related to expansion of research and development operations in the three months ended February 28, 2014, mainly in Europe.

General and Administrative Expenses

	Three Months Ended February 28,
	2014	2013

Salaries and related expenses	$45,739	$120,002
Stock-based compensation	208,853	528,728
Accounting and legal	97,956	59,883
Professional fees	66,850	28,860
Business development	54,527	22,964
Travel	6,036	21,298
Other general & administrative	32,148	53,359
Total	$512,109	$835,094

The decrease in salaries and related expenses and stock-based compensation in the three months ended February 28, 2014 is due to change in mix of employees from general and administrative to research and development activities. The increase in other expenses in the three months ended February 28, 2014, compared to the same quarter last year is mainly due to accounting and legal expenses for fundraising and start of operation in Europe during the first quarter of 2014.

Financial Expenses

	Three Months Ended February 28,
	2014	2013

Interest expenses due to loan	$6,722 $	-
Decrease in fair value of warrants	(419,774)	-
Foreign exchange loss - net	3,688	7,992
Bank commissions - net	1,458	1,446
Total	$(407,906)	$9,438

The decrease in the fair value of the warrants is mainly due to a decrease in the price of our shares of common stock.

Liquidity and Financial Condition

Working Deficiency

	February 28	November 30,
	2014	2013

Current Assets	$276,689	$97,737
Current Liabilities	1,249,494	986,409
Working Capital Deficiency	$(972,805)	$(888,672)

The increase in current assets is due to the issuance of units of shares of common shares and warrants in a non-brokered private placement during the three months ended February 28, 2014, The increase in current liabilities was due to expended activities and the Mediapark Loan which was converted to equity in March 2014.

Cash Flows

	Three Months Ended February 28,
	2014	2013

Net cash used in operating activities	$(500,016)	$(443,803)
Net cash used in investing activities	(1,055)	(6,529)
Net cash provided by financing activities	687,625	500,000
Increase in cash and cash equivalents	$186,554	$49,668

The increase in net cash used in operating activities in the three months ended February 28, 2014 is related to our expanded operations this quarter. The increase in cash provided by financing activities in the three months ended February 28, 2014 is mainly due to the $687,001 we raised during the quarter ended February 28, 2014, compared to $500,000 in the same quarter last year.

The unaudited interim condensed consolidated financial statements contained in Item 1 have been prepared assuming that the company will continue as a going concern. We have net losses for the period from inception (June 5, 2008) through February 28, 2014, of $ 11,384,289 as well as a negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our plans in the 12 months following February 28, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

Our plan of operation over the next 12 months is to:

  initiate regulatory activities in Asia, Europe and the United states;

  locate suitable centers and sign a collaboration agreement;

  collaborate with clinical centers, specifically those performing Pancreatic Islet transplantations, in order to carry out clinical studies;

  identify optional technologies for scale up of the cells production process (this activity will be carried out at subcontracted facilities of the Sheba Medical Center);

  initialize efforts to validate the manufacturing process (in certified labs); and

  raise sufficient capital to perform initial clinical safety testing.

We estimate our operating expenses for the next 12 months as of February 28, 2014 to be as follows:

Expenses

Product development	$3,649,083
General and administrative	605,360
Business development	349,260
Total	$4,603,703

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

Significant Accounting Policies

A comprehensive discussion of our significant accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 19, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim president and chief executive officer (who is our principal executive officer) and our chief financial officer, treasurer, and secretary (who is our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2014 based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of February 28, 2014. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2014:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 19, 2014 in addition to other information in our annual report on Form 10-K for the fiscal year ended November 30, 2013 filed with the SEC on February 19, 2014 and in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of those risks. You could lose all or part of your investment due to any of these risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.6	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K/A filed on March 16, 2012)
10.1	Term sheet with Mediapark Investments Limited (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.2	Convertible Loan Agreement dated December 6, 2013 with Mediapark Investments Limited (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.3	Investment Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.4	Registration Rights Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.5	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on March 4, 2014)
10.6	Form of warrant (incorporated by reference to our current report on Form 8-K filed on March 4, 2014)
10.7	Consulting Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.8	Stock Option Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
21.1	Orgenesis Ltd., a company governed by the laws of Israel and 100% wholly owned
21.2	Orgenesis SPRL, a company governed by the laws of Belgium and 100% wholly owned
21.3	Orgenesis Maryland Inc., a company governed by the laws of the state of Maryland and 100% wholly owned
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
99.2	Appendix - Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
99.3	Audit Committee Charter (incorporated by reference to our current report on Form 8-K filed on January 15, 2013)
99.4	Compensation Committee Charter (incorporated by reference to our current report on Form 8-K filed on January 15, 2013)
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/Vered Caplan
Vered Caplan
President, Chief Executive Officer, and Chairperson of the Board
(Principal Executive Officer)
Date: April 10, 2014

/s/ Dov Weinberg
Dov Weinberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 10, 2014