Form 10-Q
period 2014-05-31
Orgenesis Inc.
filed 2014-07-09
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
Yes[X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes     [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 9, 2014 there were 54,791,089 shares of common stock, par value $0.0001 outstanding.

ORGENESIS INC.

FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2014

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In U.S. dollars
(Unaudited)

	May 31,	November 30,
	2014	2013
A s s e t s

CURRENT ASSETS:
Cash and cash equivalents	$12,388	$50,827
Short-term bank deposit	10,002	10,002
Prepaid expenses and other accounts receivable	112,230	36,908
Total current assets	134,620	97,737

FUNDS IN RESPECT OF RETIREMENT BENEFITS OBLIGATION	4,971	3,630

PROPERTY AND EQUIPMENT, NET	14,742	12,854

Total assets	$154,333	$114,221

Liabilities net of Stockholders’ deficiency

CURRENT LIABILITIES:
Accounts payable	$191,465	$138,775
Accrued expenses	598,502	386,122
Employees and related payables	346,889	155,100
Related parties	42,362	42,362
Loans and accrued interest	—	264,050
Total current liabilities	1,179,218	986,409

LONG-TERM LIABILITIES
Warrants	556,000	1,157,954
Retirement benefits obligation	5,567	4,272
Total long-term liabilities	561,567	1,162,226

COMMITMENTS (Note 3)
Total liabilities	1,740,785	2,148,635

STOCKHOLDERS’ CAPITAL DEFICIENCY:
Common stock of $0.0001 par value - authorized: 1,750,000,000 shares at May 31, 2014 and November 30, 2013; issued and outstanding: 54,244,914 and 51,144,621 shares at May 31, 2014 and November 30, 2013, respectively	5,424	5,114
Additional paid-in capital	11,588,421	8,635,447
Accumulated deficit	(13,180,297)	(10,674,975)
Total Stockholders’ capital deficiency	(1,586,452)	(2,034,414)
Total liabilities, net of Stockholders’ capital deficiency	$154,333	$114,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE LOSS
In U.S. dollars
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

RESEARCH AND DEVELOPMENT EXPENSES	$485,369	$218,291	$1,090,480	$703,552
GENERAL AND ADMINISTRATIVE EXPENSES	1,079,906	1,074,028	1,592,015	1,909,122
OPERATING LOSS	1,565,275	1,292,319	2,682,495	2,612,674

FINANCIAL EXPENSE (INCOME), NET	230,733	264,331	(177,173)	273,769

NET LOSS AND COMPREHENSIVE LOSS	$1,796,008	$1,556,650	$2,505,322	$2,886,443

BASIC AND DILUTED LOSS PER SHARE	$0.03	$0.03	$0.04	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	54,010,496	50,032,772	53,049,323	49,819,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ CAPITAL DEFICIENCY
In U.S. dollars
(Unaudited)

	Common Stock
					Total
			Additional		Stockholders’
			Paid-in	Accumulated	Capital
	Shares	Amount	Capital	Deficit	Deficiency

Balance at November 30, 2012	49,117,903	$4,912	$4,850,348	$(5,135,816)	$(280,556)
Changes during the six months ended May 31, 2013:
Stock-based compensation related to options granted to employees and directors	—	—	1,338,061	—	1,338,061
Stock-based compensation related to options granted to consultant	—	—	187,604	—	187,604
Issuance of shares and warrants	2,026,718	202	666,988	—	667,190
Receipts on account of shares to be issued	—	—	6,144	—	6,144
Net loss - comprehensive loss	—	—	—	(2,886,443)	(2,886.443)
Balance at May 31, 2013	51,144,621	$5,114	$7,049,145	$(8,022,259)	$(968,000)

Balance at November 30, 2013	51,144,621	5,114	8,635,447	(10,674,975)	(2,034,414)
Changes during the six months ended May 31, 2014:
Stock-based compensation related to options granted to employees and directors	—	—	621,084	—	621,084
Stock-based compensation related to options granted to consultants	—	—	779,073	—	779,073
Issuance of shares and warrants	1,763,464	177	921,823	—	922,000
Conversions of convertible loans into shares and warrants	713,023	71	630,432	—	630,503
Proceeds from exercise of stock options	623,806	62	562	—	624
Net loss - comprehensive loss	—	—	—	(2,505,322)	(2,505,322)
Balance at May 31, 2014	54,244,914	$5,424	$11,588,421	$(13,180,297)	$(1,586,452)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars
(Unaudited)

	Six Months Ended
	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,505,322)	$(2,886,443)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation related to options granted to employees	621,084	1.338,061
Stock-based compensation related to options granted to consultants	779,073	187,604
Receipts on account of shares to be issued to a consultant on account of services rendered	—	6,144
Increase in retirement benefits obligation	1,295	653
Depreciation	1,771	1,578
Change in fair value of warrants	(601,954)	52,409
Interest expense accrued on convertible loans and funding fees	401,453	204,528
Changes in operating assets and liabilities:
Increase in prepaid expenses and other accounts receivable	(75,322)	(10,343)
Increase (decrease) in accounts payable	52,690	(76,645)
Increase in accrued expenses	212,380	202,067
Increase in employees and related payables	191,789	6,690
Net cash used in operating activities	(921,063)	(973,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,659)	(5,900)
Amounts funded in respect of retirement benefits obligation	(1,341)	(1,507)
Net cash used in investing activities	(5,000)	(7,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	787,000	1,800,000
Proceeds from exercise of stock options	624
Proceeds from loan received	100,000	250,000
Net cash provided by financing activities	887,624	2,050,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,439)	1,068,896

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,827	347
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,388	$1,069,243

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY - conversion of loans (including accrued interest) to shares of common stock and warrants	$370,772	$—

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

In June 2014, the Financial Accounting Standards Baord ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of May 31, 2014, the consolidated results of operations and comprehensive loss for the three and six-month periods ended May 31, 2014 and 2013, and the consolidated cash flows for the six-month periods ended May 31, 2014 and 2013.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month periods ended May 31, 2014 are not necessarily indicative of the results to be expected for the year ending November 30, 2014.

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

These unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through May 31, 2014 of $13,180,297 as well as a negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2014. Management is in the process of evaluating various financing alternatives, as the Company will need to finance future research and development activities and general and administrative expenses in either the public or private equity markets.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that it will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders. However, there is no assurance that the Company will be successful with those initiatives.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As of May 31, 2014, the assets or liabilities measured at Level 3 fair value comprise of warrants which are subject to exercise price adjustment (see Note 6a). In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The fair value of each of the warrants described in Note 6a is determined by using a Monte Carlo type valuation model based on a risk neutral approach. The model takes as an input the estimated future dates when new capital will be raised, and builds a multi-step dynamic model. The first step is to model the risk neutral distribution of the share value on the new issuance dates. Then for each path to use the Black-Scholes valuation model to estimate the value of the warrants on the last issuance date including all the changes in exercise price and quantity along this path. The significant unobservable input used in the fair value measurement is the future expected issuance dates.

Significant delay in this input would result a higher fair value measurement.

The following table presents the assumptions which were used for the model as of May 31, 2014:

Fair value of shares of common stock	$0.50
Expected volatility	95%
Risk free interest rate	0.06%-0.19%
Expected term (years)	0.5-1.3
Expected dividend yield	0%

The following table sets forth certain fair value information at May 31, 2014 and November 30, 2013 for financial liabilities measured at fair value by level.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 3	Total
Warrants which are subject to exercise price adjustment:
May 31, 2014	$556,000	$556,000

November 30, 2013	$1,157,954	$1,157,954

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 (i.e. warrants) for the six months ended May 31, 2014:

Balance at beginning of period	$ 1,157,954
Changes in fair value during the period	(601,954)
Balance at end of period	$ 556,000

NOTE 3 – COMMITMENTS:

a.

On February 2, 2012, the Israeli subsidiary, Orgenesis Ltd. (the “Israeli Subsidiary”), entered into a licensing agreement with Tel Hashomer - Medical Research, Infrastructure and Services Ltd (the “Licensor”). According to the agreement, the subsidiary was granted a worldwide royalty bearing, exclusive license to certain information regarding a molecular and cellular approach directed at converting liver cells into functional insulin producing cells, as treatment for diabetes.

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

As of May 31, 2014 the Company has not reached these milestones.

In the event of closing of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Exit”), the Licensor shall be entitled to choose whether to receive from the Company a one-time payment based, as applicable, on the value of either 5,563,809 shares of common stock of the Company at the time of the Exit or the value of 1,000 shares of common stock of the Israeli Subsidiary at the time of the Exit.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 22, 2012 the Israeli Subsidiary entered into a research service agreement with the Licensor. According to the agreement, the Licensor will perform a study at the facilities and use the equipment and personnel of the Chaim Sheba Medical Center (the “Hospital”), for the total consideration of approximately $74,000 for a year. On May 1, 2013, the Israeli Subsidiary renewed the research agreement for the total annual consideration of approximately $92,000, and on May 4, 2014, the Israeli Subsidiary renewed the research agreement for the total annual consideration of approximately $114,000.

b.

On February 2, 2012 the Company entered into an agreement with its patent attorneys, Mintz, Levin, Ferris, Glovsky and Popeo, P.C. (“Mintz Levin”) for professional services related to the patent registration. In addition to an amount of $80,000 paid to this service provider, the Company issued 1,390,952 shares of common stock that will be held in escrow for two years. As a result of the escrow, the fair value of these shares issued for services were $509,622 based on a 34.57% discount calculated, on the price per share on February 2, 2012. The Company will pay an additional $50,000 upon consummation of the earlier of:

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

As of May 31, 2014 the Company has not reached these milestones.

c.

On December 23, 2012, the Company appointed Mr. Sav DiPasquale as the Company’s President and Chief Executive Officer. As part of his compensation he was to receive stock options at an exercise price of $0.001 per share upon the performance as follows:

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

d.

On March 27, 2013, the Company signed an agreement with Mintz Levin in which 16% of its fees will be converted to shares of common stock of the Company at market price. A total of $12,463 of fees incurred should be converted into shares of common stock. As of May 31, 2014, the issuance of shares has not yet occurred.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

e.

On May 6, 2013, the Israeli Subsidiary entered into a Process Development Agreement with Pall Life Science Belgium BVBA (formerly ATMI BVBA), a Belgian Company which is a wholly-owned subsidiary of Pall Corporation (“Pall”), a U.S. publicly traded company. According to the agreement Pall will provide services in cell research. The Company will use Pall’s unique technology while the Company will provide to Pall the required materials for purpose of the study. According to the agreement, the Company will pay per achieved phase, as defined in the agreement, with a total consideration of Euro 606,500 for all services. As of May 31, 2014, the Company received services in total value of Euro 230,030.

f.

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

Accounting treatment for the options granted

The agreement combined options exercisable to the Company shares of common stock and additional options which vest once the First Tranche is exercised. Since the benefit to the grantee from exercising the First Tranche depends on the fair value of the Second Tranche of the options at the date of the exercise of the First Tranche, the fair value of the First and Second Tranches as of April 3, 2014 was determined by using a hybrid model combining a Monte Carlo and the Black-Scholes valuation model.

The fair value of the First Tranche of the options as of April 3, 2014 was determined by using a Monte Carlo with the fair valuation of the Second Tranche. The fair value of the Second Tranche of the options as of April 3, 2014 was determined by using the Black-Scholes valuation model based on the projected values of the Company’s shares of common stock generated by the Monte Carlo simulation model with the following assumptions:

Fair value of the Company’s shares of common stock	$0.51
Expected life (years)	1-3
Expected stock price volatility	100%
Risk free interest rate	0.11-0.95%
Expected dividend yield	0.0%

The fair value of $744,000 was recorded on April 3, 2014 as additional paid-in-capital in the balance sheet with a corresponding expense in general and administrative expenses.

NOTE 4 – STOCKHOLDERS’ CAPITAL DEFICIENCY:

a.	Share capital:

The Company’s shares are traded on the OTC Market Group Inc.’s OTCQB.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

b.	Financing:

1)

In April and July 2012, the Company completed a private placement with Derby Management LLC (“Derby”) for total consideration of $1,100,000 for 1,100,000 shares of common stock and 1,100,000 warrants at purchase price of $1.00 per share.

2)

In December 2012, the Company entered into a subscription agreement with Derby for the issuance of 500,000 units for a total consideration of $500,000. Each unit is comprised of one share of the Company’s common stock and two non-transferable warrants. See also Note 6.

In connection with this agreement, the 1,000,000 warrants issued to Derby in July 2012 were cancelled.

3)

On May 2013, the Company entered into a subscription agreement with Pall, pursuant to which Pall purchased 1,526,718 units at a price of $0.8515 per unit for total consideration of $1,300,000. Each unit consists of one share of the Company’s common stock and one warrant. See also Note 6. On March 28, 2014 and on June 11, 2014, the Company filed a prospectuses pursuant to Rule 424(b)(3), which are part of a registration statement filed by the Company with the SEC, covering the shares under the subscription agreement, which allows Pall to sell the shares (including shares that will be issued to Pall as a result of the exercise of the warrants), which will be issued under this subscription agreement (see c. below).

4)

On December 13, 2013, the Company entered into a $3,000,000 common stock purchase agreement with Kodiak Capital Group, LLC, a Newport Beach-based institutional investor (“Kodiak”). The purchase agreement is conditioned, among other, by filing a registration statement with the SEC covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement. After the SEC has declared the registration statement related to the transaction effective (March 18,2014; See c below), the Company has the right at its sole discretion over a period of one year to sell shares of common stock under the terms set forth in the agreement in the total amount of up to $3,000,000. Proceeds from this transaction will be used to fund research and development and working capital. The Company issued to Kodiak 250,000 shares of common stock of the Company at no consideration, as a result, the Company recorded the fair value of these shares, amounting to $135,000 as financial expenses.

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

5)

During the first quarter of 2014, the Company issued 1,128,849 units in a non-brokered private placement for a total consideration of $587,001. The funds were actually received during the first quarter of 2014. Each unit consisted of one share of its common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of the Company’s common stock at an exercise price of $0.52 per share for a period of three years. The fair value of these warrants as of the date of issuance was $393,411 using the Black- Scholes valuation model based on the following assumptions: dividend yield of 0% for all years; expected volatility of 117%; risk free interest of 0.68%, and an expected life of three years.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6)

On April 24, 2014, the Company issued 384,615 units to one investor in a non-brokered private placement for a total consideration of $200,000, at a purchase price of $0.52 per unit for proceeds of $200,000. Each unit consisted of one share of its common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of the Company’s common stock at an exercise price of $0.52 per share for a period of three years. The fair value of these warrants as of the date of issuance was $117,047 using the Black- Scholes valuation model based on the following assumptions: dividend yield of 0 % for all years; expected volatility of 102%; risk free interest of 0.91%, and an expected life of three years.

c.

On March 28, 2014 and on June 11, 2014, the Company filed prospectuses pursuant to Rule 424(b)(3), which are part of a registration statement filed by the Company with the SEC. Under the prospectuses, the selling stockholders identified in the prospectuses may offer and sell up to 10,603,436 shares of the Company’s common stock, which will consist of: (i) up to 250,000 shares of common stock issued or to be issued to Kodiak as commitment shares pursuant to common stock purchase agreement dated December 13, 2013 (see a(4) above) and up to 7,300,000 shares of common stock to be sold by Kodiak pursuant to the common stock purchase agreement; (ii) 1,526,718 shares of common stock issued to Pall ; and (iii) up to 1,526,718 shares of common stock that may be issued upon the exercise of warrants issued to Pall. The 7,550,000 shares of common stock registered for resale by Kodiak represents 14% of the Company’s issued and outstanding shares of common stock as of March 5, 2014.

The selling stockholders may sell all or a portion of the shares being offered pursuant to the prospectuses at fixed prices, at prevailing market prices at the time of sale, at varying prices or at negotiated prices.

d.	As to shares of common stock issued upon exercise of stock options, see Note 3c.

NOTE 5 – CONVERIBLE LOAN AGREEMENTS:

In March 2013, the Company entered into a loan and warrant subscription agreement with Mediapark A.G., a Marshall Islands Company (“Mediapark”). The Company received a loan (the “Loan”) in the total amount of $250,000 and issued to Mediapark 100,000 warrants. Each warrant can be exercised into one share of common stock at a purchase price of $0.50 per share and is exercisable until March 22, 2015. See also Note 6. The warrants issued are detachable from the loan and classified as a liability due to down-round protection (to ratchet and anti-dilution provisions), therefore the Company allocated the proceeds from Mediapark, first to the warrants based upon their fair value and the residual amount was allocated to the Loan. As of the issuance day of the warrants, the fair value of the warrants was $65,192 based on Monte Carlo pricing-model. See also Note 6.

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 30, 2013, the Company extended again the maturity date of Loan to December 31, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 warrants, which can be exercised into shares at an exercise price of $0.50 per share until September 30, 2015. The fair value of the warrants was $46,000 based on Monte Carlo pricing-model. See also Note 6.

On December 6, 2013, the Company entered into an amendment of the convertible loan agreement with Mediapark, pursuant to which Mediapark purchased an 8% unsecured convertible debenture (the “Convertible Loan”) in the aggregate principal amount of $100,000. Interest is calculated semi-annually and is payable, along with the principal on, or before December 6, 2014 .According to the agreement, in the event the Company completes an equity financing prior to the maturity date for gross proceeds of $350,000 or more comprising shares of common stock and/or warrants to purchase additional shares of common stock, Mediapark will convert the Company’s indebtedness into shares of common stock and/or warrants on the same terms as the new equity financing.

As a result of the issuance of 1,128,849 units described in Note 4b(5), the Loan and the Convertible Loan described in a. and b. above in the aggregate amount of $370,772 (including principal and interest) outstanding as of March 3, 2014 due to Mediapark were converted on that date to 713,023 shares of common stock of the Company at a conversion rate of $0.52 per share and to 713,023 warrants to acquire additional shares of the Company’s common stock at an exercise price of $0.52 per share for a period of three years. The fair value of these warrants as of the date of issuance was $259,731 using the Black-Scholes valuation model based on the following assumptions: dividend yield of 0% for all years; expected volatility of 117%; risk free interest of 0.66%, and an expected life of three years.

NOTE 6 – WARRANTS

As part of the Company’s private placements and loan received as described in Notes 4 and 5, the Company issued warrants, as follows:

a.	Warrants which are subject to exercise price adjustments:

1)

In December 2012, the Company issued 1,000,000 non-transferable warrants. Each warrant can be exercised into one share of common stock at an exercise price of $0.50 per share and is exercisable until November 30, 2014. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than the purchase price of the shares, the exercise price shall be reduced to the new issuance price.

2)

In March 2013, the Company issued 100,000 warrants in connection with the loan and warrant subscription agreement with Mediapark (see Note 5a). Each warrant can be exercised into one share of common stock at an exercise price of $0.50 per share and is exercisable until March 22, 2015. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than the purchase price of the shares, the exercise price shall be reduced to the new issuance price.

3)

In May 2013, the Company issued 1,526,718 warrants. Each warrant can be exercised into one share of common stock at an exercise price of $1.00 per share and is exercisable until May 6, 2015. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than $0.8515, the exercise price shall be reduced to the new issuance price. As a result of the issuance of 1,128,849 warrants in the six months ended May 31, 2014 at an exercise price of $0.52 per share, the exercise price of those warrants was reduced to $0.52 per share.

4)

On June 30, 2013, the Company exercised its discretion to extend the maturity date of the Mediapark Loan from September 30, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 additional warrants at an exercise price of $0.50 per share until June 30, 2015. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than the purchase price of the shares, the exercise price shall be reduced to the new issuance price. See also Note 5.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5)

On September 30, 2013, the Company exercised its discretion to extend the maturity date of the Mediapark loan from December 31, 2013. In return for extending the maturity date, the Company issued to Mediapark 100,000 additional warrants, which can be exercised into shares at an exercise price of $0.50 per share until September 30, 2015. In the event the Company will issue any shares of common stock or securities convertible into shares of common stock at a price less than the purchase price of the shares, the exercise price shall be reduced to the new issuance price. See also Note 5.

b.	Warrants which are not subject to exercise price adjustments:

1)

In April 2012, the Company issued 100,000 non-transferable warrants. Each warrant can be exercised into one share of common stock at an exercise price of $1.00 per share and is exercisable until November 30, 2014.

	2)	In March 2014, the Company issued 1,128,849 warrants. Each warrant can be exercised into one share of common stock at an exercise price of $0.52 per share and is exercisable until March 2017.

3)

On March 3, 2014, as results of conversion of the Mediapark loans the Company issued to Mediapark 713,023 warrants. Each warrant can be exercised into one share of common stock at an exercise price of $0.52 per share and is exercisable until March 3, 2017, see also Note 5.

	4)	On April 24, 2014, the Company issued 384,615 warrants. Each warrant can be exercised into one share of common stock at an exercise price of $0.52 per share and is exercisable until April 24, 2017.

NOTE 7 – SUBSEQUENT EVENTS:

a.

On May 29, 2014, the Company entered into a convertible loan agreement with Nine Investments Limited, a Hong Kong company (“Nine Investments”), pursuant to which Nine Investments loaned the Company $1,500,000 which the Company subsequently transferred to its Belgian subsidiary, Orgenesis SPRL, to fund a research project to develop new medical technologies and cell therapies for the treatment of diabetes. Interest is calculated at 8% semi-annually and is payable, along with the principal on or before December 31, 2014 subject to acceleration for specific events including: (i) If a grant of money to Orgenesis SPRL is not approved by DEPARTEMENT DE LA GESTION FINANCIERE DIRECTION DE L’ANALYSE FINANCIERE (“DGO6”) within 90 days after the loan proceeds are advanced; and (ii) if the Company raises, in the aggregate, gross proceeds of more than $400,000 between the date of the loan and the maturity date, but only to the extent of gross proceeds so raised that are in excess of $400,000. The Company received the funds on June 4, 2014 (the “Closing Date”).

Nine Investments may provide the Company with written notice to convert all or part of the loan into shares of its common stock at a deemed price of $0.40 per share.

The conversion price and the number of shares of common stock deliverable upon the conversion of the loan shall be subject to adjustment in the event and in the manner following:

(i)

In the event the Company issues any shares of common stock or securities convertible into shares at a price less than the conversion price, the conversion price shall be reduced for any unpaid or unconverted loan amount to the new issuance price.

(ii)

The adjustments provided above are cumulative and will become effective immediately after the record date for, or, if no record date is fixed, the effective date, of the event which results in such adjustments.

As consideration for the loan, on June 5, 2014, the Company issued to Nine Investments 500,000 bonus shares of its common stock.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting treatment of the loan

The Company allocated the proceeds from Nine Investments between the shares and the convertible loan based on the relative fair value of. In addition, the conversion right is detachable from the loan and classified as a derivative due to down-round protection (through ratchet and anti-dilution provisions). Therefore, the company attributed, to the conversion right derivative, out of the proceeds allocated to the convertible loan based on its fair value.

The allocation of conversion right and bonus shares represents a discount to the loan and will be accreted on the straight-line basis to the maturity date of the loan.

The table below presents the fair value of the instruments issued as of the Closing Date and the allocation of the proceeds:

	Total Fair	Allocation of
	Value	Proceeds
	(Dollars in thousands)

Loan component	$1,262	$746
Bonus shares component	250	180
Embedded derivative component	574	574
Total	$2,086	$1,500

The bonus shares component will be included in the balance sheet in additional paid-in-capital with a corresponding expense in financial expenses (income), net, the fair value of the Loan Component will be accreted to its face value through its repayment date (December 31, 2014), and the fair value of the Embedded Derivative component will be classified as a financial liability because the conversion price and the number of shares of common stock deliverable upon the conversion of the loan shall be subject to adjustment it will be measured in subsequent periods at fair value with changes in fair value charged to financial expenses or income, net.

b.

On July 3, 2014, the Belgian subsidiary, Orgenesis SPRL (the “Belgian Subsidiary”) entered into a service agreement with MaSTherCell SA, a company incorporated in Belgium (“MaSTherCell”), pursuant to which MaSTherCell will conduct certain clinical tests related to diabetes treatment research. The Belgian Subsidiary will pay MaSTherCell for its services Euro 962,500 with 30% payable upon the date of regulatory approval with the balance being invoiced monthly. Services will commence upon approval of the DG06.

The term of the service agreement will run until all work is complete or by either party providing 30 days’ written notice of termination.

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

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “company” refer to Orgenesis Inc. and our wholly-owned subsidiaries, Orgenesis Ltd. (the “Israeli Subsidiary”), Orgenesis SPRL (the “Belgian Subsidiary”), and Orgenesis Maryland Inc. (the “U.S. Subsidiary”) . Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Recent Corporate Developments

Since the commencement of the year till our second quarter ended May 31, 2014 we experienced the following corporate developments:

Private Placement

During the first quarter of 2014, we issued 1,128,849 units to 13 investors in a non-brokered private placement, at a purchase price of $0.52 per unit for gross proceeds of $587,001. The funds were actually received during the first quarter of 2014. Each unit consisted of one share of our common stock and one non-transferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.52 per share for a period of three years. The units were actually issued on March 3, 2014.

Convertible Loans with Mediapark A.G.

On December 6, 2013, we entered into a convertible loan agreement with Mediapark A.G., a Marshall Islands company (“Mediapark”), pursuant to which Mediapark purchased an 8% unsecured convertible debenture (the “Convertible Loan”) in the aggregate principal amount of $100,000. On March 22, 2013, we entered into a similar convertible loan agreement with Mediapark in the aggregate principal amount of $250,000. The agreement states that if we complete equity financing prior to the maturity date of the loan, in an amount greater than $350,000 Mediapark would convert all our outstanding indebtedness into equity securities on the same terms as the current financing. As a result, on March 3, 2014, both loans in the aggregate amount of $370,772 (principle and interest) outstanding as of that date were converted into 713,023 shares of common stock at a price of $0.52 and 713,023 warrants to acquire additional shares of our common stock at a price of $0.52 per share for a period of three years in full payment of our indebtedness.

Chief Financial Officer

Effective April 16, 2014, Dov Weinberg resigned as our Chief Financial Officer, Treasurer and Secretary. Mr. Weinberg’s resignation was not as a result of any disagreement with our company operations, policies or practices. Mr. Weinberg will remain as a consultant to the Company.

On April 16, 2014, we appointed Joseph Tenne as our Chief Financial Officer, Treasurer and Secretary pursuant to an employment agreement with our subsidiary, Orgenesis Ltd. with the following terms:

(a)	a one-time lump sum signing bonus in a gross amount of NIS 25,000 (on April 15, 2014, equivalent to $7,209) payable together with Mr. Tenne’s first month’s salary;

(b)	a base salary of NIS 40,000 (on April 15, 2014, equivalent to $11,534) per month commencing April 1, 2014;

(c)	a monthly contribution based on Mr. Tenne’s previous month’s salary equal to either:

(i) 13.33% to a Managers Insurance policy; or

(ii) 14.33% to a comprehensive pension plan;

(d)	a performance bonus payable at the discretion of the Board;

(e)

the grant of a number of stock options to be negotiated within 30 days to purchase common shares of the Corporation at the current market price per Option Share for a period of 10 years, vesting quarterly over a period of 36 months; As of the date of this report, Mr. Tenne was not granted any stock options.

Kodiak Capital Group, LLC

In December 2013, we entered into a $3,000,000 common stock purchase agreement with Kodiak Capital Group, LLC, a Newport Beach-based institutional investor (“Kodiak”). The purchase agreement is conditioned, among other, by filing a registration statement with the SEC covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement. On March 28, 2014, our registration statement covering the shares that may be issued to Kodiak under the terms of the common stock purchase agreement was declared effective by the United States Securities and Exchange Commission (“SEC”), see “Prospectuses” below. In connection with the entering of the stock purchase agreement, we have paid a commitment fee of 250,000 shares in restricted common shares of our company to Kodiak.

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

Prospectuses

On March 28, 2014 and June 11, 2014, we filed prospectuses pursuant to Rule 424(b)(3) which are part of a registration statement filed by us with the SEC. Under the prospectuses, the selling stockholders identified in the prospectuses may offer and sell up to 10,603,436 shares of our common stock, which will consist of: (i) up to 250,000 shares of common stock issued or to be issued to Kodiak as commitment shares pursuant to the common stock purchase agreement dated December 13, 2013 and up to 7,300,000 shares of common stock to be sold by Kodiak pursuant to the common stock purchase agreement; (ii) 1,526,718 shares of common stock issued to Pall BVBA (formerly ATMI BVBA (“Pall”); and (iii) up to 1,526,718 shares of common stock that may be issued upon the exercise of warrants issued to Pall. The 7,550,000 shares of common stock registered for resale by Kodiak represents 14% of our issued and outstanding shares of common stock as of March 5, 2014.

The selling stockholders may sell all or a portion of the shares being offered pursuant to these prospectuses at fixed prices, at prevailing market prices at the time of sale, at varying prices or at negotiated prices.

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

Private Placement with Mediapark A.G.

On April 24, 2014, we issued 384,615 units to one investor in a non-brokered private placement, at a purchase price of $0.52 per unit for proceeds of $200,000. Each unit consists of one share of our common stock and one nontransferable common share purchase warrant, with each warrant entitling the holder to acquire one additional share of our common stock at a price of $0.52 per share for a period of three years.

Convertible Loans with Nine Investments Ltd.

On May 29, 2014, we entered into a convertible loan agreement with Nine Investments Limited, a Hong Kong company (the “Lender”), pursuant to which the Lender loaned us Euro 1,085,000 ($1,500,000) which we will transfer to our Belgian subsidiary, Orgenesis SPRL, to fund a research project to develop new medical technologies and cell therapies for the treatment of diabetes. Interest is calculated at 8% semi-annually and is payable, along with the principal on or before December 31, 2014 subject to acceleration for specific events including:

  if a grant of money to Orgenesis SPRL is not approved by DEPARTEMENT DE LA GESTION FINANCIERE DIRECTION DE L’ANALYSE FINANCIERE (“DGO6”) within 90 days after the loan proceeds are advanced; and

  if we raise, in the aggregate, gross proceeds of more than $400,000 between the date of the loan and the maturity date, but only to the extent of gross proceeds so raised that are in excess of $400,000.

We received the funds on June 4, 2014

The Lender may provide us with written notice to convert all or part of the loan into shares of our common stock at a deemed price of $0.40 per share of common stock.

The conversion price and the number of shares of common stock deliverable upon the conversion of the loan shall be subject to adjustment in the event and in the manner following:

(i)

If and whenever the outstanding shares of common stock at any time shall be subdivided into a greater or consolidated into a lesser number of shares of common stock, or in case of any capital reorganization or of any reclassification of our capital or in case of the consolidation, merger or amalgamation of our company with or into any other company or of the sale of our assets as or substantially as an entirety or of any other company, the conversion price shall be decreased or increased proportionately, as the case may be, and upon any such subdivision or consolidation, the number of shares of common stock deliverable upon the conversion of the loan shall be increased or decreased proportionately, as the case may be.

(ii)

In the event we issue any shares of common stock or securities convertible into shares at a price less than the conversion price, the conversion price shall be reduced for any unpaid or unconverted loan amount to the new issuance price.

(iii)

The adjustments provided above are cumulative and will become effective immediately after the record date for, or, if no record date is fixed, the effective date, of the event which results in such adjustments.

As consideration for the loan, on June 5, 2014, we issued to the Lender 500,000 shares of our common stock.

Service Agreement with MaSTherCell SA

On July 3, 2014, our Belgian Subsidiary entered into a service agreement with MaSTherCell SA, a company incorporated in Belgium ("MaSTherCell"), pursuant to which MaSTherCell will conduct certain clinical tests related to diabetes treatment research. The Belgian Subsidiary will pay MaSTherCell for its services for 962,500 with 3% payable upon the date of regulatory approval with the balance being invoiced monthly. Services will commence upon approval of the DG06.

The term of the service agreement will run until all work is complete or by either party providing 30 days' written notice of termination.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed financial statements for the three and six-months ended May 31, 2014.

Comparison of the Three Months Ended May 31, 2014 and the Three Months Ended May 31, 2013

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended May 31, 2014 are summarized as follows in comparison to our expenses for the three months ended May 31, 2013:

	Three Months Ended May 31,
	2014	2013

Research and development expenses	$485,369	$218,291
General and Administration expenses	1,079,906	1,074,028
Financial expenses, net	230,733	264,331
Net loss	$1,796,008	$1,556,650

Research and development expenses
	Three Months Ended May 31,
	2014	2013

Salaries and related expenses	$224,424	$76,824
Stock-based compensation	118,031	—
Professional fees and consulting services	122,607	115,048
Other research and development expenses	20,307	26,419
Total	$485,369	$218,291

The increase in salaries and related expenses and in stock-based compensation in the three months ended May 31, 2014, compared to the same quarter last year is mainly due to an additional research and development activities including stock-based compensation for current employees and an increase of the salary of our Chief Scientific Officer in the end of the second quarter of 2013.

General and Administrative Expenses
	Three Months Ended May 31,
	2014	2013

Salaries and related expenses	$80,641	$113,999
Stock-based compensation	—	586,851
Accounting and legal	53,710	69,116
Professional fees	860,493	115,159
Business development	53,955	138,573
Other general and administrative expenses	31,107	50,330
	$1,079,906	$1,074,028

The decrease in salaries and related expenses and stock-based compensation in the three months ended May 31, 2014, compared to the same quarter last year is due to the prior year having stock-based compensation for a number of employees whose options had fully vested, offset by an increase related to the recruitment of a new Chief Financial Officer who is an employee. The decrease in stock-based compensation in the three months ended May 31, 2014, compared to the same quarter last year is resulting from a change in mix of employees from general and administrative to research and development activities and the full vesting in February 2014 of stock options granted to our Chairperson. The increase in professional fees in the three months ended May 31, 2014, compared to the same quarter last year is mainly due to accounting and legal expenses for fundraising and start of operation in Europe in 2014 and granting of stock options with a fair value of $744,000 to Aspen in April 2014 for investment banking, investor relations and business development services. The decrease in business development expenses in the three months ended May 31, 2014, compared to the same quarter last year is mainly due to a bonus which was recorded in the second quarter of 2013.

Financial Expenses (Income), Net

	Three Months Ended May 31,
	2014	2013

Non-cash financial expense (income):
Increase (decrease) in fair value of warrants	$(182,180)	$204,528
Interest expense convertible loans	259,731	52,409
Funding fees to Kodiak	135,000	—
Cash financial expense:
Foreign exchange loss, net	17,223	5,948
Bank commissions, net	959	1,446
	$230,733	$264,331

The decrease in the fair value of the warrants in the three months ended May 31, 2014, compared to the same quarter last year is mainly due to a decrease in the price of our shares of common stock. The increase in interest expense in the three months ended May 31, 2014, compared to the same quarter last year is mainly attributable to additional warrants granted to Mediapark in March 2014 in respect of its convertible loans. The funding fees to Kodiak in the three months ended May 31, 2014 represent the fair value of 250,000 shares of common stock issued to Kodiak as part of a stock purchase agreement with Kodiak.

Comparison of the Six Months Ended May 31, 2014 and the Six Months Ended May 31, 2013

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the six months ended May 31, 2014 are summarized as follows in comparison to our expenses for the six months ended May 31, 2013:

	Six Months Ended May 31,
	2014	2013

Research and development expenses	$1,090,480	$703,552
General and administration expenses	1,592,015	1,909,122
Financial expenses (income) , net	(177,173)	273,769
Net loss	$2,505,322	$2,886,443

Research and development expenses
	Six Months Ended May 31,
	2014	2013

Salaries and related expenses	$389,015	$127,961
Stock-based compensation	360,164	268,856
Professional fees and consulting services	301,754	273,052
Other research and development expenses	39,547	33,683
Total	$1,090,480	$703,552

The increase in salaries and related expenses and in stock-based compensation in the six months ended May 31, 2014, compared to the same period last year is mainly due to an additional research and development activities including stock-based compensation for current employees and an increase of the salary of our Chief Scientific Officer in the end of the second quarter of 2013. The increase in professional fees and other research and development expenses in the six months ended May 31, 2014, compared to the same period last year is related to expansion of research and development operations in 2014, mainly in Europe.

General and Administrative Expenses

	Six Months Ended May 31,
	2014	2013

Salaries and related expenses	$126,380	$234,002
Stock-based compensation	165,947	1,103,897
Accounting and legal	151,666	128,999
Professional fees	970,250	195,648
Business development	108,482	161,537
Travel	24,038	50,828
Other general and administrative expenses	45,252	34,211
Total	$1,592,015	$1,909,122

The decrease in salaries and related expenses in the six months ended May 31, 2014 is due to the prior year having stock-based compensation for a number of employees whose options had fully vested, offset by an increase related to the recruitment of a Chief Financial Officer who is an employee. The decrease in stock-based compensation in the six months ended May 31, 2014, compared to the same period last year is resulting from a change in mix of employees from general and administrative to research and development activities and the full vesting in February 2014 of stock options granted to our Chairperson. The increase in professional fees in the six months ended May 31, 2014, compared to the same period last year is mainly due to accounting and legal expenses for fundraising and start of operation in Europe in 2014 and granting of stock options with a fair value of $744,000 to Aspen in April 2014 for investment banking, investor relations and business development services. The decrease in business development expenses in the six months ended May 31, 2014, compared to the same period last year is mainly due to a bonus which was recorded in the first half of 2013

Financial Expenses (Income), Net
	Six Months Ended May 31,
	2014	2013
Non-cash financial expenses (income):
Increase (decrease) in fair value of warrants	$(601,954)	52,409
Interest expense on convertible loans	266,453	204,528
Funding fees to Kodiak	135,000	—
Cash financial expenses:
Foreign exchange loss, net	20,910	13,821
Bank commissions, net	2,418	3,011
Total	$(177,173)	273,769

The decrease in the fair value of the warrants in the six months ended May 31, 2014, compared to the same period last year is mainly due to a decrease in the price of our shares of common stock. The increase in interest expense in the six months ended May 31, 2014, compared to the same period last year is mainly attributable to additional warrants granted to Mediapark in March 2014 in respect of its convertible loans. The funding fees to Kodiak in the six months ended May 31, 2014 represent the fair value of 250,000 shares of common stock issued to Kodiak as part of a stock purchase agreement with Kodiak.

Liquidity and Financial Condition

Working Capital Deficiency

	May 31,	November 30,
	2014	2013

Current Assets	$134,620	$97,737
Current Liabilities	1,179,218	986,409
Working Capital Deficiency	$(1,044,598)	$(888,672)

The increase in current assets is due to an increase of $75,322 in prepaid expenses and other accounts payable in the six months ended May 31, 2014, offset by a decrease of $38,439 in cash and cash equivalents. The increase in current liabilities was due to expended activities which resulted in an increase of accounts payable, accrued expenses and employees and related payables of $456,859 in the six months ended May 31, 2014, offset by a decrease of $264,050 in a loan and accrued interest as a result of conversion of the loan to shares of common stock and warrants.

Cash Flows

	Six Months Ended May 31,
	2014	2013

Net cash used in operating activities	$(921,063)	$(973,697)
Net cash used in investing activities	(5,000)	(7,407)
Net cash provided by financing activities	887,624	2,050,000
Increase (decrease) in cash and cash equivalents	$(38,439)	$1,068,896

The decrease in net cash used in operating activities in the six months ended May 31, 2014, compared to the same period last year is mainly related to the increase in our current liabilities such as accounts payable accrued expenses and employees and related payables of $456,859 in the six months ended May 31,2014, compared to $132,112 in the same period last year, offset by an increase in net loss (excluding stock based compensation expenses and changes in fair value of warrants) from $1,156,250 in the six months ended May 31, 2013 to $1,328,537 in the six months ended May 31, 2014, as a result of expanded operations in 2014 and an increase in prepaid expenses and other accounts payable of $75,322 in the six months ended May 31,2014, compared to $10,343 in the same period last year . The decrease in cash provided by financing activities in the six months ended May 31, 2014 is mainly due to a lower level of fund raising (mainly from issuance of shares and warrants) in the six months ended May 31, 2014, compared to the same period last year.

Going Concern

The unaudited interim condensed consolidated financial statements contained in Item I have been prepared assuming that the company will continue as a going concern. We have net losses for the period from inception (June 5, 2008) through May 31, 2014, of $13,180,297 as well as a negative cash flow from operating activities. Presently, we do not have sufficient cash resources to meet our plans in the 12 months following May 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets. Although there is no assurance that we will be successful with those initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

We estimate our operating expenses for the next 12 months as of May 31, 2014 to be as follows:

Expense

Product development	$3,700,000
General and administrative	600,000
Business development	350,000
Total	$4,650,000

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

In addition, in June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation" ("ASU 2014-10"). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America ("U.S. GAAP"). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. We have elected to early adopt the provisions of ASU 2014-10 for our unaudited condensed consolidated financial statements which are included in this quarterly report.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of May 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of May 31, 2014. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On June 30, 2014, we entered into a debt settlement agreement with one creditor, whereby we settled a debt in the amount of $24,011 by the issuance of 46,175 shares of our common stock at a price per share of $0.52.

We issued the shares to one U.S. person, who is an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these securities to this subscriber we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8- K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.6	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K/A filed on March 16, 2012)
10.1	Term sheet with Mediapark Investments Limited (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.2	Convertible Loan Agreement dated December 6, 2013 with Mediapark Investments Limited (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.3	Investment Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.4	Registration Rights Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.5	Form of subscription agreement (incorporated by reference to our current report on Form 8- K filed on March 4, 2014)
10.6	Form of warrant (incorporated by reference to our current report on Form 8-K filed on March 4, 2014)
10.7	Consulting Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.8	Stock Option Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.9	Personal Employment Agreement dated April 16, 2014 by and between Orgenesis Ltd. and Joseph Tenne (incorporated by reference to our current report on Form 8-K filed on April 16,2014)
10.10	Form of subscription agreement with form of warrant (incorporated by reference to our current report on Form 8-K filed on April 28, 2014)
10.11	Convertible Loan Agreement dated May 29, 2014 with Nine Investments Limited (incorporated by reference to our current report on Form 8-K filed on May 30, 2014)
10.12	Services Agreement between Orgenesis SPRL and MaSTherCell SA dated July 3, 2014 incorporated by reference to our current report on Form 8-K filed on July 7, 2014)
21.1	Orgenesis Ltd., a company governed by the laws of Israel and 100% wholly owned
21.2	Orgenesis SPRL, a company governed by the laws of Belgium and 100% wholly owned
21.3	Orgenesis Maryland Inc., a company governed by the laws of the state of Maryland and 100% wholly owned
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No.	Description
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
99.2	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8-K filed on May 31, 2012)
99.3	Audit Committee Charter (incorporated by reference to our current report on Form 8-K filed on January 15, 2013)
99.4	Compensation Committee Charter (incorporated by reference to our current report on Form 8-K filed on January 15, 2013)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ VERED CAPLAN
Vered Caplan
President, Chief Executive Officer, and Chairperson of the Board
(Principal Executive Officer)
Date: July 9, 2014

/s/ JOSEPH TENNE
Joseph Tenne
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: July 9, 2014