Form 10-Q
period 2015-05-31
Orgenesis Inc.
filed 2015-07-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2015

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
Yes   [ x ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ x ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ x ]

As of July 14, 2015, there were 98,487,674 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In U.S. dollars
(Unaudited)

	May 31,	November 30,
	2015	2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$185,029	$1,314,052
Restricted cash	5,160
Accounts receivable	278,723
Prepaid expenses and other receivables	622,653	104,958
Receivables on account of grant	1,159,893	810,516
Inventory	259,091
Total current assets	2,510,549	2,229,526
NON CURRENT ASSETS:
Funds in respect of retirement benefits obligation	6,398	6,377
Property and equipment, net	4,007,806	13,049
Other assets	34,157
Intangible assets, net	18,137,995
Goodwill	9,886,901
Total non current assets	32,073,257	19,426
TOTAL ASSETS	34,583,806	2,248,952
Liabilities net of capital deficiency
CURRENT LIABILITIES:
Short-term bank credit		14,084
Accounts payable	2,392,146	1,083,910
Accrued expenses	359,027	374,673
Employees and related payables	1,095,405	626,012
Related parties	42,362	42,362
Advance payment on account of grant		84,911
Current portion of loans payable	1,431,800
Deferred income	653,548
Convertible loan	2,243,923	2,437,368
TOTAL CURRENT LIABILITIES	8,218,211	4,663,320

LONG-TERM LIABILITIES:
Loans payable	2,804,850
Warrants	26,000	559,954
Retirement benefits obligation	4,991	4,974
Convertible bonds	2,790,777
Deferred taxes	4,328,677
TOTAL LONG-TERM LIABILITIES	9,955,295	564,928
TOTAL LIABILITIES	18,173,506	5,228,248
COMMITMENTS
REDEEMABLE COMMON STOCK	21,458,000
CAPITAL DEFICIENCY:
Common stock	5,597	5,597
Additional paid-in capital	13,530,940	13,152,551
Receipts on account of shares to be allotted	60,000	60,000
Accumulated other comprehensive loss	(578,133)	(18,368)
Accumulated deficit	(18,066,104)	(16,179,076)
TOTAL CAPITAL DEFICIENCY	(5,047,700)	(2,979,296)
TOTAL LIABILITIES NET OF CAPITAL DEFICIENCY	$34,583,806	$2,248,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In U.S. dollars
(Unaudited)

	Three Months Ended			Six Months Ended
	May 31,			May 31,
	2015		2014	2015		2014
REVENUES	$820,420	$		$820,420	$
COST OF REVENUES	972,979			972,979
RESEARCH AND DEVELOPMENT EXPENSES, net	289,609		485,369	465,226		1,090,480
AMORTIZATION OF INTANGIBLE ASSETS	392,907			392,907
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,199,872		1,079,906	1,858,963		1,592,015
OPERATING LOSS	2,034,947		1,565,275	2,869,655		2,682,495
FINANCIAL EXPENSES (INCOME), net	(922,902)		230,733	(967,400)		(177,173)
LOSS BEFORE INCOME TAXES	1,112,045		1,796,008	1,902,255		2,505,322
INCOME TAX BENEFIT	15,227			15,227
NET LOSS	$1,096,818		$1,796,008	$1,887,028		$2,505,322

LOSS PER SHARE:
Basic	$0.02		$0.03	$0.03		$0.04
Diluted	$0.03		$0.03	$0.05		$0.04
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE:
Basic	55,785,407		54,010,496	55,760,675		53,049,323
Diluted	62,795,145		54,010,496	60,159,549		53,049,323

OTHER COMPREHENSIVE LOSS -
Net loss	$1,096,818		$1,796,008	$1,887,028		$2,505,322
Translation adjustments	457,835			559,765
TOTAL COMPREHENSIVE LOSS	$1,554,653		$1,796,008	$2,446,793		$2,505,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
In U.S. dollars
(Unaudited)

				Receipts on	Accumulated
	Common Stock		Additional	Account of	Other	Accumulated
			paid-in	Shares to	Comprehensive
	Shares	Amount	capital	be allotted	Loss	Deficit	Total

Balance at December 1, 2013	51,144,621	$5,114	8,635,447	$-	$-	$(10,674,975)	$(2,034,414)
Changes during the six months ended May 31, 2014 :
Stock-based compensation to employees and directors			621,084				621,084
Stock-based compensation to consultants			779,073				779,073
Issuance of shares and warrants	1,763,464	177	921,823				922,000
Conversions of convertible loans into shares and warrants	713,023	71	630,432				630,503
Proceeds from exercise of stock options	623,806	62	562				624
Net loss - comprehensive loss						(2,505,322)	(2,505,322)

Balance at May 31, 2014	54,244,914	$5,424	$11,588,421	-	$-	$(13,180,297)	$(1,586,452)

Balance at December 1, 2014	55,970,565	$5,597	$13,152,551	$60,000	$(18,368)	$(16,179,076)	$(2,979,296)
Changes during the six months ended May 31, 2015 :
Stock-based compensation to employees and directors			321,510				321,510
Stock-based compensation to service providers			56,879				56,879
Comprehensive loss					(559,765)	(1,887,028)	(2,446,793)
			.
Balance at May 31, 2015	55,970,565	$5,597	13,530,940	$60,000	$(578,133)	$(18,066,104)	$(5,047,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars
(Unaudited)

	Six Months Ended
	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,887,028)	$(2,505,322)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	378,389	1,400,157
Increase in retirement benefits obligation		1,295
Amortization expenses	427,289
Depreciation expenses	197,634	1,771
Change in fair value of warrants and embedded derivative	(950,954)	(601,954)
Change in fair value of convertible bonds	(379,004)
Interest expense accrued on convertible loans and funding fees	223,551	401,453
Changes in operating assets and liabilities:
Decrease in accounts receivable	211,301
Decrease in inventory	(32,819)
Decrease (increase) in prepaid expenses and other accounts receivable	(788,854)	(75,322)
Increase in accounts payable	310,614	52,690
Increase in accrued expenses	100,645	212,380
Increase in employees and related payables	90,878	191,789
Increase in deferred income	600,502
Increase in advance payment and receivables on account of grant	496,365
Decrease in deferred taxes	(15,227)
Net cash used in operating activities	(1,016,718)	(921,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(243,816)	(3,659)
Amounts funded in respect of short term deposits	(5,160)
Acquisition of MaSTherCell, net of cash acquired, see note 4	304,644
Amounts funded in respect of retirement benefits obligation		(1,341)
Net cash provided by (used in) investing activities	55,668	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term line of credit	(14,084)
Proceeds from issuance of shares and warrants		787,000
Proceeds from exercise of stock options		624
Proceeds from issuance of loans payable	317,426
Repayment of long-term debt	(67,460)
Proceeds from issuance of convertible loans together with shares		100,000
Net cash provided by financing activities	235,882	887,624
NET CHANGE IN CASH	(725,168)	(38,439)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(403,855)
CASH AT BEGINNING OF PERIOD	1,314,052	50,827
CASH AT END OF PERIOD	$185,029	$12,388

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY – conversion of loans (including accrued interest) to common stock and warrants		$370,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

Orgenesis Inc. (“the Company”) was incorporated in the state of Nevada on June 5, 2008. The Company is developing a technology that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and differentiating (converting) them into “pancreatic beta cell-like” insulin producing cells for patients with Type 1 Diabetes.

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

On October 11, 2013, the Company incorporated a wholly owned Subsidiary in Belgium, Orgenesis SPRL (the “Belgian Subsidiary”), which will be engaged in development and manufacturing activities together with clinical development studies in Europe, and later on to be the Company’s center for activities in Europe.

As discussed in Note 4, on March 2, 2015, the Company completed the acquisition of MaSTherCell SA and Cell Therapy Holding SA (collectively “MaSTherCell”). MaSTherCell is a Contract Development and Manufacturing Organization (CDMO) specialized in cell therapy development for advanced medicinal products. Cell therapy is the prevention or treatment of human disease by the administration of cells that have been selected, multiplied and pharmacologically treated or altered outside the body (ex vivo). The functional currency of MaSTherCell is the Euro (“€” or “Euro”).

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and the Company’s wholly-owned subsidiaries (“Subsidiaries”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company and its Subsidiaries have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of May 31, 2015, and the consolidated statements of comprehensive loss for the three months and six months ended May 31, 2015 and 2014, and the changes in capital deficiency and cash flows for the six-months periods ended May 31, 2015 and 2014. The results for the three and six months period ended May 31, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2014.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $18,066,104, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION (cont.)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are consistent with those of the previous financial year except as described below.

Use of Estimates

The preparation of the interim condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of assets and liabilities, goodwill and intangible assets, stock-based compensation expense, deferred income taxes and revenue recognition. Management bases its estimates on various assumptions, which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Business Combination

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired in-process backlog, customer relations, brand name and know how are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

Inventory

Inventory is stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. The entire balance at May 31, 2015, consist of raw material.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets.

Annual rates of depreciation are presented in the table below:

Weighted Average
Useful Life (Years)
Good Manifacturing Practice ("GMP") Unit Installation	10
Laboratory Equipment	5
Office Equipment	5

Intangible Assets

Intangible assets and their useful lives are as follows:

	Weighted Average	Amortization recorded at
	Useful Life (Years)	comprehensive loss line item
Backlog	1.75	Cost of revenue
Customer Relationships	7.75	Amortization of intangible assets
Brand	9.75	Amortization of intangible assets
Know how	11.75	Amortization of intangible assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method over their estimated period of useful life, which is determined by identifying the period over which the cash flows are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of a company’s reporting units to their carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of Long-lived Assets

The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted.

Revenue Recognition

The Company recognizes revenue for services linked to cell process development and cell manufacturing services based on individual contracts in accordance with ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been provided; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company determines that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. In addition, the Company determines that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Service revenues are recognized as the services are provided.

The Company assesses cash collectability based on a number of factors, including past collection history with the client and the client's creditworthiness. If the Company determines that collectability is not reasonably assured, it defers revenue recognition until collectability becomes reasonably assured, which is generally upon receipt of the cash. The Company's arrangements are generally non-cancellable, though clients typically have the right to terminate their agreement for cause if the Company materially fails to perform. Cell manufacturing services are generally distinct arrangements whereby the Company is paid for time and materials or for fixed monthly amounts. Revenue is recognized when efforts are expended or contractual terms have been met.

The Company also incurs revenue corresponding to invoicing to customers of some consumables which are incidental to the services provided as foreseen in the clinical services contracts. The company bills customers for reimbursable expenses and immediately recognizes these billings in revenue, as the revenue is deemed earned.

Fair value option

Topic 815 provides entities with an option to report certain financial assets and liabilities at fair value with subsequent changes in fair value reported in earnings. The election can be applied on an instrument by instrument basis. The company elected the fair value option to its convertible bonds. See also Note 4.

Newly Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Prior to this, there was no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In doing so, the amendments reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended May 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year. The Company is currently evaluating the impact of the amended guidance on its consolidated financial statements.

NOTE 3 — FAIR VALUE PRESENTATION

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 3 — FAIR VALUE PRESENTATION (cont.)

As of May 31, 2015, the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows:

	May 31, 2015		November 30, 2014
	Level 3	Total	Level 3	Total
Warrants	$26,000	$26,000	$559,954	$559,954
Embedded derivative*	575,000	575,000	$992,000	$992,000
Convertible bonds	$2,790,777	$2,790,777

* The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loan).

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

The fair value of the embedded derivative is determined by using a Monte Carlo simulation model. This model, in contrast to the closed form model, such as the Black-Scholes model, enables the Company to take into consideration the conversion price changes over the conversion period of the loan, and therefore is more appropriate in this case. The fair value of the convertible bonds described in Note 4 is determined by using a Binomial Model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate (6%) on the valuation date.

The Binomial Model used the forecast of the Company share price during the convertable bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the company has used the Euro/USD forward rates for each period. In order to solve for the Embedded Derivative fair value the calculation was performed as follows:

-	Stage A - The model calculates a number of potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
-	Stage B - the embedded derivative value is calculated "backwards" in a way that takes into account the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of May 31, 2015:

		Embedded	Convertible
	Warrants	derivative	bonds
Fair value of shares of common stock	$0.50	$0.50	$0.50
Expected volatility	89%	89%	85%
Discount on lack of marketability	-	-	22.5%
Risk free interest rate	0.01%-0.03%	0.01%	0.36%
Expected term (years)	0.08-0.33	0.25	1.31
Expected dividend yield	0%	0%	0%

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 3 — FAIR VALUE PRESENTATION (cont.)

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the 6 months ended May 31, 2015:

		Embedded	Convertible
	Warrants	derivative	bonds
Balance at beginning of period	$559,954	$992,000	$-
Additions	-	-	3,234,000
Changes in fair value related to warrants expired	(509,954)	-	-
Changes in fair value during the period*	(24,000)	(417,000)	(379,004)
Translation adjustments	-	-	(64,219)
Balance at end of period	$26,000	$575,000	$2,790,777

(*)During the six months ended May 31, 2015, 1,626,718 warrants have expired.
There were no transfers to Level 3 during the six months ended May 31, 2015.

The Company has performed a sensitivity analysis of the expected volatility assumption of the warrants, embedded derivative and convertible bonds and the results were immaterial.

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

There were no transfers to Level 3 during 2014.

NOTE 4 – ACQUISITION OF MASTHERCELL

Description of the Transaction

The Company entered into a share exchange agreement (the "Share Exchange Agreement") dated November 3, 2014 and addendum dated March 2, 2015 with MaSTherCell SA, Cell Therapy Holding SA (collectively “MaSTherCell”). According to the Share Exchange Agreement in exchange for all of the issued and outstanding shares of MaSTherCell, the company issued to the shareholders of MaSTherCell an aggregate of 42,401,724 shares (the “Consideration shares”) of common stock at a price of $0.58 per share for an aggregate price of $24,593,000 (the “Consideration Share pricing”). Out of the Consideration shares, 8,173,483 shares may be allocated to the bondholders of MaSTherCell in case of conversion, see "MaSTherCell convertible bonds" below.

MaSTherCell SA and Cell Therapy Holding SA are companies incorporated in Belgium. Cell Therapy Holding SA currently owns 50% of the issued and outstanding shares of MaSTherCell SA. The companies were incorporated and launched in 2011. All MaSTherCell shares were purchased either through Cell Therapy Holding SA or directly through MaSTherCell.

MaSTherCell is a technology-driven, customer-oriented Contract Development and Manufacturing Organization (CDMO) specialized in cell therapy development for advanced medicinal products. To perform its services, MaSTherCell has a production and laboratory facility (the “GMP Unit”) that received the good manufacturing practice (GMP) authorization for production of advanced medicinal therapeutic products (ATMP) by the Belgian Drug Agency (AFMPS).

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 4 – ACQUISITION OF MASTHERCELL (cont.)

As part of the agreement the, parties agreed on certain post closing conditions mainly post closing financing of $10 million and a valuation which meets threshold of $45 million. In the event that the company will not achieve those conditions within eight (8) months of the closing date, then MaSTherCell has an option to unwind the transaction (the “Unwind Option”) by delivering to the company all of the Consideration Shares plus any amount that the company has advanced or invested in MaSTherCell, in dollars. The Consideration shares are requiring mezzanine classification and reflected at the balance sheet as redeemable common stock.

The MaSTherCell acquisition is accounted for as a business combination. The results of operations of MaSTherCell have been included in the Company’s condensed consolidated statements of operations starting from March 2, 2015, the date on which the Company obtained effective control of MaSTherCell. The revenue and net loss from operations of MaSTherCell for the period from March 2 ,2015 the acquisition date to May 31, 2015 was approximately $0.8 million and $1 million, respectively.

MaSTherCell Convertible Bonds

On September 18, 2014, MaSTherCell entered into convertible bond agreements with certain of MaSTherCell’s existing and new investors raising €1.6 million (the “Convertible Bonds”). The bonds bear interest at an annual rate of 3%. As part of the original terms, each bond can be converted into 0.36 class A common shares of MaSTherCell (the “Conversion Shares”). As part of the Share Exchange Agreement, the parties agreed that, in case of conversion of the Convertible Bonds upon Uplisting (listing of Orgenesis Inc shares on NASDAQ or any other national exchange in the United States of America which provides at least the same level of liquidity) within 14 months of the closing date, the bondholders will be entitled to convert to a total of 8,173,483 out of the Consideration Shares.

In case the bondholders elect not to convert the convertible bonds, or in case they are not allowed to convert in the absence of Uplisting within 14 months from the closing date and the convertible bonds remain a liability of MaSTherCell, then the Consideration Shares will be reduced by the amount that remains outstanding to the bondholders. To that effect, the number of Consideration shares to be released back to the company, shall be determined by dividing the subscription amount of the outstanding convertible bonds plus interest owed thereunder (converted into USD according to the currency exchange rate applicable on the day of conversion) by the consideration and by applying the resulting quotient to actual total number of Consideration shares.

The company records the convertible bonds on its consolidated balance sheet at their fair value, see Note 3.

Fair Value of Consideration Transferred

The Company accounted for the acquisition of MaSTherCell as a business combination under the acquisition method of accounting. On the acquisition date, the fair value of the total consideration transferred to acquire MaSTherCell was as follows:

(In thousands)
Total purchase consideration:
Redeemable common stock	$24,592
Less Convertible loan *	3,134
Total fair value of consideration transferred	$21,458

After a deduction of $100 thousand relating to interest to MaSTherCell bondholders.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 4 – ACQUISITION OF MASTHERCELL (cont.)

The following table summarizes the provisional allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Total assets acquired:
Cash and cash equivalents	$305
Property and equipment, net	4,236
Inventory	231
Other assets	1,664
Other Intangible assets (a)	18,977
Goodwill (b)	10,106
Total assets	35,519

Total liabilities assumed:
Deferred income	947
Deferred tax	4,440
Loan payables, including convertible loans	6,998
Other liabilities	1,676
Total liabilities	14,061
Total consideration transferred	$21,458

(a)

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of other intangible assets which comprised of: Customer Relationships of $349,000, Know How of $17,037,000, Backlog of $250,000 and Brand Name of $1,341,000. These other intangible assets have useful life between 1.75 and 11.75 years. The useful life of the other intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The fair value of the Know How was estimated using a relief of royalties approach. Under this method, the fair value of the Know How is equal to the royalty fee that the owner of the Know How could profit from if he was to license the Know How out.

The fair values of the Backlog was estimated using the income approach. An income and expense forecast was built based upon Backlog revenue estimates and the cost to perform each contract. On this basis, a free cash flow for the asset was derived, under several assumptions.

Customer Relationships and Brand Name were estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. An income and expenses forecast was built based upon specific intangible asset revenue and expense estimates.

(b)

The primary items that generate goodwill include the value of the synergies between the acquired company and the Company and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 4 – ACQUISITION OF MASTHERCELL (cont.)

The Company’s purchase price allocation is preliminary. The fair values of acquired assets and liabilities may be further adjusted as additional information becomes available during the measurement period. Additional information may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, any changes in the values allocated to tangible and identified intangible assets acquired and liabilities assumed during the measurement period and may result in material adjustments to goodwill.

Pro forma Impact of Business Combination

The unaudited pro forma condensed financial results have been prepared using the acquisition method of accounting and are based on the historical financial information of the Company and MaSTherCell. The unaudited pro forma condensed financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition of MaSTherCell occurred at the beginning of fiscal year, or of future results of the combined entities. The unaudited pro forma condensed financial information does not reflect any operating efficiencies and expected realization of cost savings or synergies associated with the acquisition.

Unaudited supplemental pro forma combined results of operations:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue	$820,420	$313,024	$1,603,309	$528,262
Net loss	$838,640	$3,137,164	$2,047,193	$4,947,476
Net loss per common share:
Basic	$0.02	$0.06	$0.04	$0.09
Diluted	$0.03	$0.06	$0.05	$0.09

Adjustments for the unaudited supplemental pro forma combined results of operations are as follows:

		Three Months Ended		Six Months Ended
		May 31,		May 31,
		2015	2014	2015	2014
Amortization of intangibles	$		538,423	461,407	1,071,818
Deferred income			222,336	190,533	442,596
Deferred tax			(96,281)	(82,509)	(191,663)
Transaction costs		(258,178)	258,178	(258,178)	258,178
Convertible bonds			(477,580)	(409,267)	(950,700)
Total		$(258,178)	$445,076	$(98,014)	$630,229

Acquisition-related Costs

Acquisition-related expenses consist of transaction costs which represent external costs directly related to the acquisition of MaSTherCell and primarily include expenditures for professional fees such as legal, accounting and other directly related incremental costs incurred to close the acquisition by both the company and MaSTherCell.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 4 – ACQUISITION OF MASTHERCELL (cont.)

Acquisition-related expenses for the three and six months periods ended May 31, 2015 were $258 thousand for both periods. These expenses were recorded to selling and general administrative expense in the condensed consolidated statements of comprehensive loss.

NOTE 5– PROPERTY AND EQUIPMENT

The following table represents the components of property and equipment:

	May 31,
	2015		2014
Cost:
GMP Unit Installation, net	$3,146,433	$
Office furniture	40,707		9,662
Lab equipment	972 ,038		11,514
Computers	15,769
	4,174,947		21,176
Less – accumulated depreciation	(167,141)		(690)
	$4,007,806		$20,486

Depreciation expense for the three and six months ended May 31, 2015 was $1,300 and $197,634, respectively. Depreciation expense for the three and six months ended May 31, 2014 was $1,000 and $1,771, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Other intangible assets consisted of the following:

May 31,
2015
Cost:
Know how	$16,668,272
Backlog	244,589
Customer relationships	341,447
Brand name	1,311,977
18,566,285
Less – accumulated amortization	(428,290)
$18,137,995

Intangible assets amortization expenses were $427,289 and $0 for the six months ended May 31, 2015 and 2014, respectively.

Estimated aggregate amortization expense for each of the five succeeding years ending November 30 is as follows:

	2015	2016	2017	2018	2019
Amortization expense	$1,281,866	1,709,155	1,571,651	1,571,651	$1,571,651

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 7 – LOANS

a.	Terms of Long-term Loans

	Currency	Interest Rate	Year of	May 31, 2015
	of loan	May 31, 2015	Maturity
Long-term Loan a (1)	Euro	4.05%	2022	$1,195,929
Long-term Loan b (2)	Euro	6%-7.5%	2023	1,110,055
Long-term Loan c (3)	Euro	5.5%-6%	2024	516,210
Long-term Loan d (4)	Euro	5%	2020	317,997
				$3,140,191
Current portion of Loans payable				335,341
				$2,804,850

(1)

On August 1, 2012 MaSTherCell received a loan from ING bank in Belgium in the amount of €1.4 million to finance the construction of the GMP Unit. With respect to this loan, ING requested a business pledge on the company assets mandate for a value of € 1.4 million.

(2)	On August 13, 2012, MaSTherCell received a loan from a Belgian investment fund in the amount of €1 million. This loan includes two components as follows:

*	Loan in the amount of € 0.5 million that bears interest at an annual rate of 6%.
*	Loan in the amount of € 0.5 million that bears interest at an annual rate of 7.5%.

(3)         On 6 August, 2012, MaSTherCell received aloan from Venture Capital Fund in the amount of € 250 thousand which bears interest at an annual rate of 6%. On February 10, 2014, MaSTherCell received from the same Venture Capital Fund a second loan in amount of € 250,000 thousand which bears an annual interest rate of 5.50% .

(4)         On April 23, 2015 MaSTherCell received a loan from a the same Belgian investment mentioned in section 3 above fund in the amount of €290 which bears interest at an annual rate of 5.5% .

b.	Terms of Short-term Loans and Current Portion of Loans Payable

	Currency of loan	Interest Rate	May 31, 2015
		May 31, 2015
Current portion of loans payable a	Euro	4.05%	$141,122
Current portion of loans payable b	Euro	6%-7.5%	121,017
Current portion of loans payable c	Euro	5.5-6%	73,302
			$335,441
Short term-loan *	Euro	Euribord 3 months	219,309
Short term-loan **	Euro	libor rate	877,050
			$1,431,800

*	On September 16, 2013 MaSTherCell received from ING bank in Belgium a short term credit facility for a maximum amount of €200,000. The rate used is EURIBOR 3 months plus a margin defined by the bank.

**

On February 21, 2014, MaSTherCell received a loan from ING bank in Belgium in the amount of €800,000. In respect of this loan, ING has requested a pledge on the receivable linked to the grant for a value of €853,000. See also Note 8(f).

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 8– COMMITMENTS

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

As of May 31, 2015, the Israeli Subsidiary has not reached any of these milestones.

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

On May, 2014, the Israeli Subsidiary entered into a research service agreement with the Licensor. According to the agreement, the Licensor will perform a study at the facilities and use the equipment and personnel of the Chaim Sheba Medical Center (the “Hospital”), for the consideration of approximately $92,000 for a year. In May 2015, the Israeli Subsidiary renewed the research agreement for an annual consideration of approximately $110,000.

b.	Mintz, Levin, Ferris, Glovsky and Popeo, P.C.

On February 2, 2012, the Company entered into an agreement with its patent attorneys, Mintz, Levin, Ferris, Glovsky and Popeo, P.C. (“Mintz Levin”) for professional services related to patent registration. In addition to an amount of $80,000 paid to Mintz Levin, the Company issued 1,390,952 shares of common stock. The Company will pay an additional $50,000 upon consummation of certain criteria that the company will meet. As of May 31, 2015, the Company has not reached any of the milestones.

On March 27, 2013, the Company signed an agreement with Mintz Levin in which 16% of the Company’s fees will be converted to shares of common stock of the Company at market price. On July 14, 2014, $13,395 of fees incurred were converted into 25,759 shares of common stock.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 8– COMMITMENTS (cont.)

c.	Pall Life Science Belgium BVBA

On May 6, 2013, the Company entered into a Process Development Agreement with Pall Life Science Belgium BVBA (formerly ATMI BVBA), a Belgian Company that is a wholly owned Subsidiary of Pall Corporation (“Pall”), a U.S. publicly-traded company. According to the agreement, Pall will provide services in cell research. The Company will use Pall’s unique technology while the Company will provide to Pall the required materials for purpose of the study. According to the agreement, the Company will pay per achieved phase, as defined in the agreement, with a total consideration of €606,500 for all services. As of May 31, 2015, the Company received services in total value of $307,063 and provided materials on amount of $261,406.

d.	MaSTherCell SA

On July 3, 2014 (prior to the initiation of the transaction detailed in Note 4), the Company’s Belgian Subsidiary entered into a service agreement with MaSTherCell SA (“MaSTherCell”), pursuant to which MaSTherCell will conduct certain clinical tests related to diabetes treatment research. The Belgian Subsidiary will pay MaSTherCell an amount of €962,500 with 30% payable upon the date of approval of the DGO6 grant (as defined in Note 8(f)) with the balance being invoiced monthly. Services commence upon approval of the DGO6.

The term of the service agreement will run until all work is completed or by either party providing 30 days’ written notice of termination.

On March 2, 2015, the Company acquired MaSTherCell. See also Note 4.

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

On July 22, 2014, the U.S Subsidiary received an advance payment of $203,216 on account of the grant. Through May 31, 2015, the company spent all of that amount. The amount of grant that was spent through May 31, 2015 was recorded as a deduction of research and development expenses in the statement of comprehensive loss.

f.	Department De La Gestion Financiere Direction De L’analyse Financiere (“DGO6”)

On November 17, 2014, the Company's Belgian Subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DGO6) for a €2.015 million support program for the research and development of a potential cure for Type 1 Diabetes. The Financial support is composed of a €1,085,000 (70% of budgeted costs) grant for the industrial research part of the research program and a further recoverable advance of €930,000 (60% of budgeted costs) of the experimental development part of the research program. The grants will be paid to the Belgian Subsidiary over a period of approximately 3 years. The grants are subject to certain conditions with respect to the Belgian Subsidiary work in the Walloon Region, the Belgian Subsidiary own investment in these projects and certain other conditions and contain a repayment provision upon attaining a favorable outcome. In addition, the DGO6 is also entitled to a royalty upon revenue being generated from any commercial application of the technology. On December 9 and 16, 2014, the Belgian Subsidiary received €651,000 and €558,000 under the grant, respectively. Up to May 31, 2015, an amount of $1,123,289 was recorded as deduction of research and development expenses and an amount of $415,929 paid as an advance for future services was recorded as a deferred income.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 8– COMMITMENTS (cont.)

On March 20, 2012, MaSTherCell had been granted an investment grant from the DGO6 for an amount of €1,421,000. This grant is related to the investment in the production facility with a coverage of 32% of the investment planned. A first payment of €568,000 has been received in August 2013. The remaining part is expected to be paid by the end of 2015. See also Note 4.

g.	Leases

On April 4, 2012, MaSTherCell signed an operational lease agreement for the rent of a facility in order to build the production area. The agreement was for a period of 18 years starting on April 4, 2012 and expiring on March 20, 2030. The costs per year are €90,000. On November 23, 2012, MaSTherCell signed another operational lease agreement for the rent of offices for a period of 15 years starting from November 23, 2012 and expiring on November 30, 2027. The costs per year are €46,000. On February 1, 2015, MaSTherCell signed an amendment to the operational lease agreement for the rent of offices for a period of 12 years starting from February 1, 2015 and expiring on November 30, 2027. The additional costs per year are €28,000.

On January 2015 the Israeli subsidiary signed an operational lease agreement for the rent of labs and office whic will be used for the research and development activities in Israel The costs per year are ILS 120,000.

The detail of securities granted to the banks in the context of the financial loans are described under Note 7.

NOTE 9 – CAPITAL DEFICIENCY

The Company’s common shares are traded on the OTC Market Group’s OTCQB under the symbol “ORGS”.

There were no capital transactions during the six months ended May 31, 2015, other than Share Exchange Agreement with MaSTherCell. For further discussion regarding capital transactions during 2014, refer to the Company’s Form 10-K for November 30, 2014 as filed with the SEC on February 19, 2015.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 9 – CAPITAL DEFICIENCY (cont.)

Loss per share

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Three Months			Six Months
	Ended May 31,			Ended May 31,
	2015		2014	2015		2014
Basic:
Loss for the period	$1,096,818		$1,796,008	$1,887,028		$2,505,322
Weighted average number of common shares outstanding	55,785,407		54,010,496	55,760,675		53,049,323
Loss per common share	$0.02		$0.03	$0.03		$0.04
Diluted:
Loss for the period	$1,096,818			$1,887,028
Change in fair value of embedded derivative and interest expenses on convertible bonds	591,792			560,361
Change in fair value of warrants	379,878			526,000
Total Loss for the period	$2,068,488			$2,973,389

Weighted average number of shares used in the computation of basic loss per share	55,785,407			55,760,675
Number of dilutive shares related to convertible bonds	6,554,728			3,894,438
Number of dilutive shares related to warrants	455,010			504,436
Weighted average number of common shares outstanding	62,795,145			60,159,549

Loss per common share	$0.03	$	*0.03	$0.05	$	*0.04

*         For the three and six months ended May 31, 2014, the effect of the warrants was anti-dilutive, therefore the diluted loss per share is equal to the basic loss per share.

Basic loss per share does not include 42,401,724 of redeemable common stock since the contingent criteria regarding the unwind option has not been met as of May 31, 2015.

Diluted loss per share does not include 42,401,724 redeemable common stock, 15,367,559 shares underlying outstanding options, 350,000 shares due to stock-based compensation to service providers, 2,682,256 shares issuable upon exercise of warrants for the six and three months ended May 31, 2015, because the effect of their inclusion in the computation would be anti-dilutive.

Diluted loss per share does not include 15,567,725 shares underlying outstanding options, 6,153,205 shares issuable upon exercise of warrants for the six and three months ended May 31, 2014, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 10 – STOCK BASED COMPENSATION

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
For the Six Month Period Ended May 31, 2015
(Unaudited)

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

2)         During the six months ended May 31, 2015, the Company agreed to grant an aggregate of 1,641,300 stock options to the Company’s Chief Executive Officer of the U.S. Subsidiary that are exercisable at $.001 per share. As of May 31, 2015, the terms of such grant have not been finalized and there has been no stock-based compensation recorded for the period.

3)         On March 4, 2015 the Company executed a consulting agreement with Professor Itamar Raz. Prof. Raz has agreed to be appointed to the Company’s Board of Advisors committee, in consideration for an hourly fee for attending in person meetings and meetings via conference call. In addition the Company granted to Prof. Raz 100,000 options exercisable at the market price on date of grant, $0.65 per share. The options vest in 5 equal annual installments from the date of grant and expire on February 9, 2020 years. The fair value of those options as of the date of grant was $41,503 using the Black-Scholes valuation model.

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

There were no additional option grants to employees and directors, non-employees or shares issued for services during the six-months period ended May 31, 2015.

c.	Shares Issued to Consultants

On September 4, 2014, the Company entered into a consulting agreement for professional services for a term of twelve months. Under the terms of the agreement, the Company agreed to pay the consultant 500,000 shares of restricted common stock, with a 250,000 vesting on date of grant and the balance vesting over 12 months. The shares were valued at the fair value of the Company’s common stock with respect to the first vesting as of the date of grant on September 4, 2014, which was $0.64. On April 8, 2015, upon mutual agreement, the Company and the consultant agreed to cancel the consulting agreement without any further obligations or responsibilities of either party and to cancel the 250,000 shares of common stock that had not yet been granted.

With respect to the second vesting, in the three months ended May 31, 2015, the Company recorded income of $68,630.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Month Period Ended May 31, 2015
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On June 9, 2015, the company entered into an unsecured convertible note with a U.S. based investor for $50,000. The term of the note was for six months with an interest rate of 6% per annum. The note is convertible into the common stock of the Company at any time at the option of the investor at a 25% discount to the market price of the company's common stock, subject to a floor of $0.40. Each note is automatically convertible into one common share and one warrant exercisable into one common share at price that is subject to the discretion of the Company (the “Qualified Offering”).

On June 16, 2015, the company entered into an unsecured convertible note with a non-U.S. based investor for $250,000. The term of the note was for six months with an interest rate of 6% per annum. The note is convertible into the common stock of the Company at any time at the option of the investor at a 25% discount to the market price of the company's common stock, subject to a floor of $0.40. The note is automatically convertible upon a Qualified Offering.

On June 24, 2015, the company entered into an unsecured convertible note with a non-U.S. based institutional investor for $350,000. The institutional investor is affiliated with a member of the company's board of directors. The term of the note was for six months with an interest rate of 6% per annum. The note is convertible into the common stock of the company at any time at the option of the investor at a 25% discount to the market price of the company's common stock, subject to a floor of $0.40. The note is automatically convertible upon a Qualified Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q includes statements about the Company’s:

•	plans to identify and acquire products that it believes will be prospective for acquisition and development;
•	intention to develop to the clinical stage a new technology for regeneration of functional insulin-producing cells, thus enabling normal glucose regulated insulin secretion, via cell therapy;
•	belief that its treatment seems to be safer than other options;
•	belief that its major competitive advantage is in its cell transformation technology; marketing plan;
•	expectations regarding its ability to obtain and maintain intellectual property protection for its technology and therapies;
•	ability to commercialize its products in light of the intellectual property rights of others;
•	ability to obtain funding for its operations, including funding necessary to prepare for clinical trials and to complete such clinical trials;
•	future agreements with third parties in connection with the commercialization of its technologies;
•	size and growth potential of the markets for its product candidates, and its ability to serve those markets;
•	regulatory developments in the United States and foreign countries;
•	ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	plans to integrate and support its manufacturing facilities in Belgium;
•	success compared to competing therapies that are or may become available;
•	ability to attract and retain key scientific or management personnel and to expand its management team;
•	accuracy of its estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
•

fluctuations in the trading price of its common stock; belief that Diabetes Mellitus will be one of the most challenging health problems in the 21st century and will have staggering health, societal and economic impact;

•	needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	research facility in Israel and the surrounding Middle East which may materially adversely affect its Israeli Subsidiary’s operations and personnel;
•	risk that Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (“THM”) may cancel the License Agreement;
•	expenditures not resulting in commercially successful products; and
•	extensive industry regulation, and how that will continue to have a significant impact on its business, especially its product development, manufacturing and distribution capabilities.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in the company's Annual Report on Form 10-K for the year ended November 30, 2014 that was filed on February 19, 2015 and the company's Form 8-K/A filed on March 25, 2015, any of which may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its wholly-owned Subsidiaries, Orgenesis Ltd. (the “Israeli Subsidiary”), Orgenesis SPRL (the “Belgian Subsidiary”), Orgenesis Maryland, Inc. (the “U.S. Subsidiary”) and MaSTherCell SA (“MaSTherCell”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We are developing a technology that we are bringing to the clinical stage that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and differentiating (converting) them into “pancreatic beta cell-like” insulin producing cells for patients with Type 1 Diabetes. In addition, through our acquisition of MaSTherCell, we are building a fully-integrated biopharmaceutical company focused not only on developing our transdifferentiation technologies for Type 1 Diabetes, but also vertically integrating manufacturing that can optimize our abilities to scale-up our technologies for clinical trials and eventual commercialization. Furthermore, we also consider our manufacturing abilities to serve as a risk mitigant for our business since MaSTherCell is building its manufacturing business to serve other cell therapy markets in such areas as cell-based cancer immunotherapies.

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

We intend to grow our business by further developing our technology to a clinical stage. We intend to dedicate most of our capital to research and development with no expectation of revenue from product sales in the foreseeable future. We intend to devote significant resources to process development and manufacturing in order to optimize the safety and efficacy of our future product candidates, as well as our cost of goods and time to market. Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We believe that operating our own manufacturing facility will provide the company with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

Recent Corporate Developments

Since the commencement of the year through May 31, 2015, the Company experienced the following corporate developments:

Department De La Gestion Financiere Direction De L’analyse Financiere (“DG06”)

On November 17, 2014, the Company’s Belgian Subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DG06) for a €2.015 million support program for the research and development of a potential cure for Type 1 Diabetes. The Financial support is composed of a €1,085,000 (70% of budgeted costs) grant for the industrial research part of the research program and a further recoverable advance of €930,000 (60% of budgeted costs) of the experimental development part of the research program. The grants will be paid to the company over a period of approximately 3 years. The grants are subject to certain conditions with respect to the Company’s work in the Walloon Region, the Company’s own investment in these projects and certain other conditions and contain a repayment provision upon attaining a favorable outcome. In addition, the DG06 is also entitled to a royalty upon revenue being generated from any commercial application of the technology. On December 9 and 16, 2014, the Company received €651,000 and €558,000 under the grant, respectively.

Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”)

On December 21, 2014, the Company received a notification from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”) that its wholly owned Subsidiary, Orgenesis Ltd., and its research and development partner, have been approved by BIRD's Board of Governors for a conditional grant of $800,000 for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). A Cooperation and Project Funding Agreement (CPFA) must be signed for the Project with the BIRD Foundation within three months, or by March 31, 2015. We were able to extend this deadline and finally signed the CPFA on June 24, 2015.

Nine Investments Limited Convertible loan agreement

On December 31, 2014, the Company executed an amendment to convertible loan agreement with Nine Investments Limited to extend the due date of the loan of $1,500,000 from December 31, 2014 to January 31, 2015. As of the date of this report, the Company has not finalized the terms and revised maturity date of this loan, although it believes it will be successful in extending the agreement upon mutually agreeable terms as soon as possible after this report is filed.

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

MaSTherCell SA and Cell Therapy Holding SA are companies limited by shares incorporated in Belgium. Cell Therapy Holding SA functions as a holding company and prior to the acquisition owned 50% of the issued and outstanding shares of MaSTherCell SA. The companies were incorporated and launched in 2011. In exchange for all of the issued and outstanding shares of the Target, the Company issued to the shareholders of the Target an aggregate of 42,401,724 shares of its common stock (the “Consideration Shares”) at a deemed price of $0.58 per share for an aggregate deemed price of $24,593,000. The Share Exchange Agreement provided that the price of the Consideration Shares was to be calculated based on the average of all closing trading prices for the Company’s common stock as traded on the OTC stock market for the 30 trading days immediately preceding the closing date, provided that the Consideration Shares were to be priced at no more than $0.80 per share and no less than $0.50 per share. The Consideration Shares were issued to 11 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

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

From a manufacturing standpoint, MaSTherCell competes with a number of companies both directly and indirectly. Key competitors include the following CDMOs: Lonza Group Ltd, Progenitor Cell Therapy, LLC (PCT), Pharmacell BV, WuxiAppTec (WuXi PharmaTech (Cayman) Inc.), Cognate Bioservices Inc., Apceth GmbH & Co. KG, Eufets GmbH, Fraunhofer Gesellschaft, Cellforcure SASU, Cell Therapy Catapult Limited and Molmed S.p.A. Our services differ from these companies in two major aspects:

•	Quality and Expertise of Our Services: Clients identify the excellence of our facility, quality system, and people as a major differentiating point compared to competitors; and
•

Flexible and Tailored Approach: Our philosophy is to build a true partnership with our clients and adapt ourselves to the clients’ needs, which entails no “off-the-shelf process” nor in-house technology platform, but a dedicated person in plant (of client), joint steering committees on each project and dedicated project managers.

In addition, MaSTherCell is the only CDMO located in Belgium which logistically offers an ideal location given the high concentration of companies active in cell therapy (potential clients and companies with complementary knowhow, products and services).

Employees

We have approximately 37 full-time employees, of which 35 are dedicated to our manufacturing facilities at MaSTherCell.

Results of Operations

Comparison of the Three Months Ended May 31, 2015 to the Three Months Ended May 31, 2014

Revenue

The Company recognizes revenue through MaSTherCell which bills for services linked to cell process development and cell manufacturing services based on individual contracts in accordance with ASC 605, Revenue Recognition. Cell manufacturing services are generally distinct arrangements whereby the Company is paid for time and materials or for fixed monthly amounts.

The Company also incurs revenue corresponding to invoicing to customers of some consumables which are incidental to the services provided as foreseen in the clinical services contracts. On a monthly basis, the Company bills customers for reimbursable expenses and immediately recognizes these billings in revenue, as the revenue is deemed earned.

For the six months ended May 31, 2015, our total revenues were $820,420 as compared to zero for the same period last year. The increase in revenue is due to our acquisition of MaSTherCell and the revenues they recognize from services and sales of consumables.

Expenses

The Company’s expenses for the six and three months ended May 31, 2015 are summarized as follows in comparison to its expenses for six and three months ended May 31, 2014:

	Three Months Ended May 31,			Six Months Ended May 31,
	2015		2014	2015		2014
Revenues	$(820,420)	$		(820,420)	$
Cost of sales	972,979			972,979
Research and development expenses	289,609		485,369	465,226		1,090,480
Amortization of intangible assets
	392,907			392,907
General and administration expenses	1,199,872		1,079,906	1,858,963		1,592,015
Financial expenses (income), net	(922,902)		230,733	(967,400)		(177,173)
Loss before income taxes	$1,112,045		$1,796,008	1,902,255		2,505,322

Research and Development Expenses

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Salaries and related expenses	$138,594	224,424	257,067	$389,015
Stock-based compensation	35,245	118,031	76,617	360,164
Professional fees and consulting services	132,315	122,607	255,182	301,754
Lab expenses	95,538		158,400	31,540
Other research and development expenses	79,458	20,307	115,281	8,007
Less - grant	(191,541)	-	(397,321)
Total	$289,609	$485,369	465,226	$1,090,480

The decrease in salaries and related expenses and in stock based compensation in the three and six months ended May 31, 2015, compared to the same period last year is mainly due to lower compensation expense for certain executives that are no longer under the employ of the Company and stock-compensation expense. The grant deduction is due to a grant approved from DGO6 in the Belgian Subsidiary and a grant approved from TEDCO in the U.S. Subsidiary for the Company’s research and development activities during 2014 and 2015. The lab expenses in the three and six months ended May 31, 2015 were due to developing our technology to a clinical stage and expanding research activities.

Selling, General and Administrative Expenses

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Salaries and related expenses	$366,450	80,641	480,922	$126,380
Stock-based compensation	94,763		301,772	165,947
Accounting and legal fees	163,880	53,710	350,809	151,666
Professional fees	299,566	860,493	381,983	970,250
Rent and related expenses	107,407		107,407
Business development	102,949	53,955	138,094	108,482
Other general and administrative
expenses	64,857	31,107	97,976	69,290
Total	$1,199,872	1,079,906	1,858,963	$1,592,015

The increase in salaries and related expenses for the three and six months ended May 31, 2015, compared to the same period last year is due to the increase in the number of employees following the acquisition of MaSTherCell. In addition, there was an increase in legal and accounting fees due to the various material transactions that occurred, namely the acquisition of MaSTherCell. The rent and related expenses as of the three months ended May 31, 2015 arise from the offices of MaSTherCell. The decrease in professional fees for the three months ended May 31, 2015, compared to the same period last year is due to a reduction in the reliance on outside professionals as compared to the same period last year.

Financial Income, Net

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
Decrease in fair value of warrants, embedded derivative and convertible bonds	$(1,147,004)	(182,180)	(1,329,958)	$(601,954)
Interest expense on loans and convertible debts	151,303	259,731	267,408	266,453
Funding fees to Kodiak		135,000		135,000
Foreign exchange loss, net	43,428	17,223	62,084	20,910
Other financial expenses, net	29,371	959	33,066	2,418
Total	$(922,902)	230,733	(967,400)	$(177,173)

The decrease in interest expense in the three and six months ended May 31, 2015, compared to the same period last year is mainly attributable to decrease in fair value of warrants, embedded derivative and convertible bonds, which is a non-cash metric that is based on the Company’s share price as of the measurement date and that reflects the issuance of “beneficial” warrants that were granted during 2014. Due to a decrease in the Company’s shares price during the period, the expense decreased. The funding fees to Kodiak in the three months ended May 31, 2014 represent the fair value of 250,000 shares of common stock issued to Kodiak as part of a stock purchase agreement with Kodiak.

Liquidity and Financial Condition

Working Capital Deficiency

	May 31,	November 30,
	2015	2014
Current assets	$2,510,549	$2,229,526
Current liabilities	8,218,211	4,663,320
Working Capital Deficiency	$(5,707,662)	$(2,433,794)

The increase in current assets is mainly due to an increase in accounts receivable, inventory and prepaid expenses and other current assets due to the acquisition of MaSTherCell. This was offset by a decrease in the Company’s cash that was used during the six-month period ending May 31, 2015 to fund research and development expenses.

Cash Flows

	Six Months Ended May 31,
	2015	2014
Net loss	$(1,887,028)	$(2,505,322)
Net cash used in operating activities	(1,016,718)	(921,063)
Net cash provided by (used in) investing activities	55,668	(5,000)
Net cash provided by financing activities	235,882	887,624
Increase (decrease) in cash and cash equivalents	$(725,168)	$(38,439)

Our cash and cash equivalents balance decreased to $185,000 at May 31, 2015 from $1.3 million at November 30, 2014. The decrease in cash and cash equivalents during the six months ended May 31, 2015 was primarily due to cash flows used in operating activities in an amount of $1.03 million. The decrease in cash and cash equivalents was partially offset by net cash provided by investing activities of $56,000, mainly due to net cash acquired as part of MaSTherCell acquisition and by net cash provided by financing activities in the amount of $236,000 which is primarily due to proceeds from loans payable.

Net cash used in operations was approximately $1 million for the six months ended May 31, 2015. The net loss for the six months ended May 31, 2015 of $1.8 was further increased by an increase in amount of $714,000 in prepaid expenses and other accounts receivable, but was offset by income due to changes in fair value of warrants, embedded derivative and convertible bonds in amount of $1.5 million.

Net cash provided by investing activities for the six months ended May 31, 2015 was $55,000 and consisted primarily net of cash that was acquired as part of MaSTherCell acquisition in the amount of $305,000 which was offset by purchase of property and equipment for the manufacturing activities of MaSTherCell in amount of $245,000.

Net cash provided by financing activities for the six month ended May 31, 2015 was $236,000 and consisted primarily of purchases of proceeds from loans payable. The decrease in cash provided by financing activities in the six month period ended May 31, 2015, compared to the same period last year is mainly due to proceeds from of loans payable during the six month ended May 31, 2015 in an amount of $317,000 compered to proceeds from issuance of shares, warrants and convertible loans during the six year ended May 31, 2014 in amount of $878,000.

Going Concern

The unaudited interim condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through May 31, 2015 of $(18,066,104), as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

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

Cash Requirements

The Company’s plan of operation over the next 12 months is to:

• ;	initiate regulatory activities in Europe and the United states;
•	locate suitable facility on the U.S. for tech transfer and manufacturing scale-up;
•	purchase equipment needed for its cell production process;
•	hire key personnel including, but not limited to, a chief medical officer, chief science officer and chief operating officer;
•	collaborate with clinical centers and regulations to carry out clinical studies and clinical safety testing;
•	identify optional technologies for scale up of the cells production process; and
•	initialize efforts to validate the manufacturing process (in certified labs).

The Company estimates its operating expenses for the next 12 months as of May 31, 2015 to be as follows:

GMP process development and validation	$2,200,000
Manufacturing and scale-up	4,500,000
General and administrative	1,300,000
Total	$8,000,000

While the above cash requirements do contemplate the Company’s expected cash needs for the scale-up of manufacturing for the Company’s products in the U.S. Market in conjunction with MaSTherCell, they do not contemplate the potential cash needs of MaSTherCell’s current operations in their existing markets.

Future Financing

The Company will require additional funds to implement the Company’s growth strategy for its business. In addition, while the Company has received various grants that have enabled the company to fund its clinical developments, these funds are largely restricted for use for other corporate operational and working capital purposes. Therefore, the Company will need to raise additional capital to both supplement the Company’s clinical developments that are not covered by any grant funding and to cover the Company’s operational expenses. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the Company’s shares. There can be no assurance that additional financing will be available to the company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, the Company will not be able to meet its other obligations as they become due and will be forced to scale down or perhaps even cease the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Significant Accounting Policies

Business Combination

We allocated the purchase price of business we acquired to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired in-process backlog, customer relations, brand name and know how are recognized at fair value. The purchase price allocation process require from us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We included the results of operations of the business that we acquired in the consolidated results prospectively from the date of acquisition.

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method over their estimated period of useful life, which is determined by identifying the period over which the cash flows are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted.

Revenue Recognition

We recognize the revenue for services linked to cell process development and cell manufacturing services based on individual contracts in accordance with ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been provided; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assesse whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Service revenues are recognized as the services are provided.

We are assesseing cash collectability based on a number of factors, including past collection history with the client and the client's creditworthiness. If we determine that collectability is not reasonably assured, it defers revenue recognition until collectability becomes reasonably assured, which is generally upon receipt of the cash. Our arrangements are generally non-cancellable, though clients typically have the right to terminate their agreement for cause if we materially fails to perform. Cell manufacturing services are generally distinct arrangements whereby we are paid for time and materials or for fixed monthly amounts. Revenue is recognized when efforts are expended or contractual terms have been met.

We also incur revenue corresponding to invoicing to customers of some consumables which are incidental to the services provided as foreseen in the clinical services contracts. We bill customers for reimbursable expenses and immediately recognize these billings in revenue, as the revenue is deemed earned.

A comprehensive discussion of the Company’s significant accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2014 filed with the SEC on February 19, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Due to our acquisition of Masthercell, currency exchange rates impact our financial performance. The majority of our balance sheet exposure relates to Euro-denominated assets and liabilities as a result of our acquistion of Masthercell. Further, our total revenues are in Euros and as such our results of operations are directly. We will continue to monitor exposure to currency fluctuations. Instruments that may be used to protect us against future risks may include foreign currency forward and swap contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We do not use derivative financial instruments for speculative or trading purposes.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of May 31, 2015. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended November 30, 2014 that was filed on February 19, 2015 and our Form 8-K/A filed on March 25, 2015, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. You could lose all or part of your investment due to any of these risks.

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

10.20	Orgenesis Inc. Board of Advisors Consulting Agreement dated March 16, 2015 (incorporated by reference to the Company’s current report on Form 8-K filed on March 17, 2015)
21.1	List of Subsidiaries of Orgenesis Inc
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
99.1	Global Share Incentive Plan (2012) (incorporated by reference to the Company’s current report on Form 8- K filed on May 31, 2012)
99.2	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K filed on May 31, 2012)
99.3	Audit Committee Charter (incorporated by reference to the Company’s current report on Form 8-K filed on January 15, 2013)
99.4	Compensation Committee Charter (incorporated by reference to the Company’s current report on Form 8- K filed on January 15, 2013)
101*	Interactive Data Files pursuant to Rule 405 of Regulation ST.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President, Chief Executive Officer, and Chairperson of the Board
(Principal Executive Officer)
Date: July 15, 2015

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: July 15, 2015