Form 10-Q
period 2015-08-31
Orgenesis Inc.
filed 2015-10-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

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
Yes [  ]     No [X].

As of October 15, 2015, there were 98,237,674 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2015

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In U.S. dollars
(Unaudited)

	August 31,	November 30,
	2015	2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$264,330	$1,314,052
Restricted cash	5,160	-
Accounts receivable	847,476	-
Prepaid expenses and other receivables	394,242	104,958
Receivables on account of grant	1,223,434	810,516
Inventory	264,748	-
TOTAL CURRENT ASSETS	2,999,390	2,229,526
NON CURRENT ASSETS:
Funds in respect of retirement benefits obligation	6,398	6,377
Property and equipment, net	4,320,435	13,049
Other assets	34,903	-
Intangible assets, net	18,086,631	-
Goodwill	10,102,760	-
TOTAL NON CURRENT ASSETS	32,551,127	19,426
TOTAL ASSETS	35,550,517	2,248,952

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
In U.S. dollars
(Unaudited)

	August 31,	November 30,
	2015	2014

Liabilities net of capital deficiency
CURRENT LIABILITIES:
Short-term bank credit	552,059	14,084
Accounts payable	2,787,727	1,083,910
Accrued expenses	551,206	374,673
Employees and related payables	1,094,525	626,012
Related parties	42,362	42,362
Advance payment on account of grant	-	84,911
Current portion of loans payable	1,460,384	-
Deferred income	1,112,455	-
Convertible loans	2,792,762	2,437,368
TOTAL CURRENT LIABILITIES	10,393,480	4,663,320
LONG-TERM LIABILITIES:
Loans payable	2,796,619	-
Warrants	4,159	559,954
Retirement benefits obligation	4,991	4,974
Convertible bonds	2,524,095	-
Deferred taxes	4,329,000	-
TOTAL LONG-TERM LIABILITIES	9,658,864	564,928
TOTAL LIABILITIES	20,052,344	5,228,248
COMMITMENTS
REDEEMABLE COMMON STOCK	21,458,000	-
CAPITAL DEFICIENCY:
Common stock	5,584	5,597
Additional paid-in capital	13,850,643	13,152,551
Receipts on account of shares to be allotted	-	60,000
Accumulated other comprehensive loss	(134,396)	(18,368)
Accumulated deficit	(19,681,658)	(16,179,076)
TOTAL CAPITAL DEFICIENCY	(5,959,827)	(2,979,296)
TOTAL LIABILITIES NET OF CAPITAL DEFICIENCY	$35,550,517	$2,248,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
In U.S. dollars
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2015	2014	2015	2014
REVENUES	$936,215	$-	$1,756,635	$-

COST OF REVENUES	1,325,739	-	2,298,718	-
RESEARCH AND DEVELOPMENT EXPENSES, net	294,360	845,599	759,586	1,936,079
AMORTIZATION OF INTANGIBLE ASSETS	408,380	-	801,287	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	952,053	440,058	2,811,016	2,032,073
OPERATING LOSS	2,044,317	1,258,657	4,913,972	3,968,152
FINANCIAL EXPENSES (INCOME), net	(335,932)	2,206,588	(1,303,332)	2,029,415
LOSS BEFORE INCOME TAXES	1,708,385	3,492,245	3,610,640	5,997,567
INCOME TAX BENEFIT	92,829	-	108,058	-
NET LOSS	$1,615,556	$3,492,245	$3,502,582	$5,997,567

LOSS PER SHARE:
Basic	$0.03	$0.06	$0.06	$0.11
Diluted	$0.04	$0.06	$0.09	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE:
Basic	55,835,950	54,916,980	55,785,950	53,672,820
Diluted	56,434,465	54,916,980	57,219,626	53,672,820

OTHER COMPREHENSIVE LOSS:
Net loss	$1,615,556	$3,492,245	$3,502,582	$5,997,567
Translation adjustments	(443,737)	-	116,028	-
TOTAL COMPREHENSIVE LOSS	$1,171,819	$3,492,245	$3,618,610	$5,997,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
In U.S. dollars
(Unaudited)

				Receipts on	Accumulated
	Common Stock		Additional	Account of	Other
			paid-in	Shares to	Comprehensive	Accumulated
	Shares	Amount	capital	be allotted	Loss	Deficit	Total
Balance at December 1, 2013	51,144,621	$5,114	8,635,447	$-	$-	(10,674,975)	$(2,034,414)
Changes during the nine months ended August 31, 2014 :
Stock-based compensation to employees and directors			1,076,428				1,076,428
Stock-based compensation to service providers			901,733				901,733
Issuance of shares and warrants	2,095,013	210	1,094,196				1,094,406
Conversions of convertible loans into shares and warrants	713,023	71	630,432				630,503
Issuance of shares along with convertible loan	500,000	50	179,950				180,000
Proceeds from exercise of stock options	623,806	62	562				624
Exercise of warrants into shares and warrants	96,154	10	49,990				50,000
Net loss - comprehensive loss						(5,997,567)	(5,997,567)

Balance at August 31, 2014	55,172,617	$5,517	$12,568,738	$-	$-	$(16,672,542)	$(4,098,287)
Balance at December 1, 2014	55,970,565	$5,597	$13,152,551	$60,000	$(18,368)	(16,179,076)	(2,979,296)
Changes during the nine months ended August 31, 2015 :
Shares cancellation	(250,000)	(25)	25
Issuance of shares	115,385	12	59,988	(60,000)
Stock-based compensation to employees and directors			593,290				593,290
Stock-based compensation to service providers			44,789				44,789
Comprehensive loss					(116,028)	(3,502,582)	(3,618,610)

Balance at August 31, 2015	55,835,950	$5,584	13,850,643	$-	$(134,396)	$(19,681,658)	$(5,959,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars
(Unaudited)

	Nine Months Ended
	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,502,582)	$(5,997,567)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	638,079	1,978,161
Increase in retirement benefits obligation	-	1,149
Amortization expenses	871,403	-
Depreciation expenses	425,603	2,589
Change in fair value of warrants and embedded derivative	(1,191,995)	1,291,046
Change in fair value of convertible bonds	(704,503)
Interest expense accrued on convertible loans	341,590	682,223
Changes in operating assets and liabilities:
Increase in accounts receivable	(340,924)	-
Increase in inventory	(33,097)	-
Increase in prepaid expenses and other receivables	(785,368)	(59,477)
Increase in accounts payable	659,615	135,594
Increase in accrued expenses	293,900	424,890
Increase in employees and related payables	83,989	333,190
Increase in deferred income	875,919	-
Increase in advance payment and receivables on account of grant	431,111	110,678
Decrease in deferred taxes	(108,058)	-
Net cash used in operating activities	(2,045,318)	(1,097,524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(498,024)	(5,464)
Amounts funded in respect of short term deposits	(5,160)	-
Acquisition of MaSTherCell, net of cash acquired, see note 4	304,644	-
Amounts funded in respect of retirement benefits obligation	-	(1,212)
Net cash used in investing activities	(198,540)	(6,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit	537,975	13,896
Proceeds from issuance of shares and warrants	-	922,000
Proceeds from exercise of stock options	-	624
Proceeds from issuance of loans payable	817,801	-
Proceeds from exercise of warrants into shares and warrants	-	50,000
Repayment of short and long-term debt	(641,305)	100,000
Proceeds from issuance of convertible loans together with shares	650,000	1,500,000
Net cash provided by financing activities	1,364,471	2,586,520
NET CHANGE IN CASH	(879,387)	1,482,320
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(170,335)	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,314,052	50,827
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$264,330	$1,533,147

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY:
Conversion of loans (including accrued interest) to common stock and warrants		$370,772
Common stock issued for rendered services		$37,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
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

On October 11, 2011, the Company incorporated a wholly owned subsidiary in Israel, Orgenesis Ltd. (the “Israeli Subsidiary”), which is engaged in research and development. On February 2, 2012, the Israeli Subsidiary entered into an agreement with Tel Hashomer Medical Research, Infrastructure and Services Ltd (the “Licensor”). The Israeli Subsidiary was granted a worldwide, royalty bearing, exclusive license to certain information regarding a molecular and cellular approach directed at converting liver cells into functional insulin producing cells, as treatment for diabetes.

On July 31, 2013, the Company incorporated a wholly owned subsidiary in Maryland, Orgenesis Maryland Inc. (the “U.S. Subsidiary”), which is engaged in research and development.

On October 11, 2013, the Company incorporated a wholly owned subsidiary in Belgium, Orgenesis SPRL (the “Belgian Subsidiary”), which is engaged in development and manufacturing activities together with clinical development studies in Europe, and later on to be the Company’s center for activities in Europe.

As discussed in Note 4, on March 2, 2015, the Company completed the acquisition of MaSTherCell SA and Cell Therapy Holding SA (collectively “MaSTherCell”). MaSTherCell is a Contract Development and Manufacturing Organization (CDMO) specializing in cell therapy development for advanced medicinal products. Cell therapy is the prevention or treatment of human disease by the administration of cells that have been selected, multiplied and pharmacologically treated or altered outside the body (ex vivo). The functional currency of MaSTherCell is the Euro (“€” or “Euro”).

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and the Company’s wholly-owned subsidiaries (“Subsidiaries”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of August 31, 2015, and the consolidated statements of comprehensive loss for the three months and nine months ended August 31, 2015 and 2014, and the changes in capital deficiency and cash flows for the nine-months periods ended August 31, 2015 and 2014. The results for the three and nine months period ended August 31, 2015 are not necessarily indicative of the results to be expected for the year ending November 30, 2015. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2014.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $19,798,998, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following August 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are generally consistent with those of the previous financial year. Due to the acquisition of MaSTerCell new accounting policies had to be adopted as described below.

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

Inventory

Inventory is stated at the lower of cost or market value with cost determined under the first-in-first-out (FIFO) cost method. The entire balance of inventory at August 31, 2015, consists of raw material.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets.

Annual rates of depreciation are presented in the table below:

Weighted Average
Useful Life (Years)
Good Manufacturing Practice ("GMP") unit installation	10
Laboratory equipment	5
Office equipment	5

Intangible Assets

Intangible assets and their useful lives are as follows:

	Weighted Average	Amortization recorded at
	Useful Life (Years)	comprehensive loss line item
Backlog	1.75	Cost of revenue
Customer Relationships	7.75	Amortization of intangible assets
Brand	9.75	Amortization of intangible assets
Know How	11.75	Amortization of intangible assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

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
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of Long-lived Assets

The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows.

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
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In doing so, the amendments reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended August 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16 (ASU 2015-16) "Simplifying the Accounting for Measurement Period Adjustments". ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not yet been made available for issuance.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11) "Simplifying the Measurement of Inventory". According to ASU 2015-11 an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The Board decided that the only disclosures required at transition should be the nature of and reason for the change in accounting principle. An entity should disclose that information in the first annual period of adoption and in the interim periods within the first annual period if there is a measurement-period adjustment during the first annual period in which the changes are effective.

NOTE 3 - FAIR VALUE PRESENTATION

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 3 - FAIR VALUE PRESENTATION (cont.)

As of August 31, 2015, the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows:

	August 31, 2015		November 30, 2014
	Level 3	Total	Level 3	Total
Warrants	$4,159	$4,159	$559,954	$559,954
Embedded derivatives*	452,100	452,100	$992,000	$992,000
Convertible bonds	$2,524,095	$2,524,095

* The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loan).

The fair value of the embedded derivatives is determined by using a Monte Carlo simulation model. This model, in contrast to the closed form model, such as the Black-Scholes model, enables the Company to take into consideration the conversion price changes over the conversion period of the loan, and therefore is more appropriate in this case. The fair value of the convertible bonds described in Note 4 is determined by using a Binomial Model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate on the valuation date (6%).

The Binomial Model used the forecast of the Company share price during the convertible bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the company has used the Euro/USD forward rates for each period. In order to solve for the Embedded Derivative fair value the calculation was performed as follows:

-	Stage A - The model calculates a number of potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
-	Stage B - the embedded derivative value is calculated "backwards" in a way that takes into account the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of August 31, 2015:

		Embedded	Convertible
	Warrants	derivative	bonds
Fair value of shares of common stock	$0.4	$0.4	$0.4
Expected volatility	91%	86%	92%
Discount on lack of marketability	-	-	21.72%
Risk free interest rate	0.1%	0.04%-0.35%	0.41%
Expected term (years)	0.08	0.2-0.8	1.05
Expected dividend yield	0%	0%	0%

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 3 - FAIR VALUE PRESENTATION (cont.)

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the 9 months ended August 31, 2015:

		Embedded	Convertible
	Warrants	derivatives	bonds
Balance at beginning of period	$559,954	$992,000	$-
Additions	-	96,300	3,234,000
Changes in fair value related to warrants expired*	(520,954)	-
Changes in fair value during the period	(34,841)	(636,200)	(704,503)
Translation adjustments	-	-	(5,402)
Balance at end of period	$4,159	$452,100	$2,524,095

(*)	During the nine months ended August 31, 2015, 1,726,718 warrants have expired. There were no transfers to Level 3 during the nine months ended August 31, 2015.

The Company has performed a sensitivity analysis of the expected volatility assumption of the embedded derivatives and convertible bonds and the results were immaterial.

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the year ended November 30, 2014:

			Embedded
	Warrants		derivatives
Balance at beginning of period	$1,157,954	$
Additions			574,000
Changes in fair value during the period	(348,000)		418,000
Changes in fair value related to warrants expired	(250,000)
Balance at end of period	$559,954		$992,000

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 4 – ACQUISITION OF MASTHERCELL (cont.)

MaSTherCell is a technology-driven, customer-oriented CDMO specializing in cell therapy development for advanced medicinal products. To perform its services, MaSTherCell has a production and laboratory facility (the “GMP Unit”) that received the good manufacturing practice (GMP) authorization for production of advanced medicinal therapeutic products (ATMP) by the Belgian Drug Agency (AFMPS).

As part of the agreement the, parties agreed on certain post closing conditions mainly post closing financing of $10 million and a valuation which meets threshold of $45 million. In the event that the company will not achieve those conditions within eight (8) months of the closing date, then MaSTherCell has an option to unwind the transaction (the “Unwind Option”) by delivering to the Company all of the Consideration Shares plus any amount that the company has advanced or invested in MaSTherCell, in dollars. The Consideration shares are requiring mezzanine classification and reflected on the balance sheet as redeemable common stock.

The MaSTherCell acquisition is accounted for as a business combination. The results of operations of MaSTherCell have been included in the Company’s condensed consolidated statements of operations starting from March 2, 2015, the date on which the Company obtained effective control of MaSTherCell. The revenue and net loss from operations of MaSTherCell for the period from March 2, 2015, the acquisition date to August 31, 2015 was approximately $1.9 million and $1.3 million, respectively.

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

In case the bondholders elect not to convert the convertible bonds, or in case they are not allowed to convert in the absence of Uplisting within 14 months from the closing date and the convertible bonds remain a liability of MaSTherCell, then the Consideration shares will be reduced by the amount remaining outstanding to the bondholders. To that effect, the number of Consideration shares to be released back to the company, shall be determined by dividing the subscription amount of the outstanding convertible bonds plus interest owed thereunder (converted into USD according to the currency exchange rate applicable on the day of conversion) by the consideration and by applying the resulting quotient to actual total number of Consideration shares.

The company records the convertible bonds on its consolidated balance sheet at their fair value, see Note 3.

Fair Value of Consideration Transferred

The Company accounted for the acquisition of MaSTherCell as a business combination under the acquisition method of accounting. On the acquisition date, the fair value of the total consideration transferred to acquire MaSTherCell was as follows:

Total purchase consideration:
Redeemable common stock	$24,592,000
Less Convertible loan *	3,134,000
Total fair value of consideration transferred	$21,458,000

*	After a deduction of $100 thousand relating to interest to MaSTherCell bondholders.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 4 – ACQUISITION OF MASTHERCELL (cont.)

The following table summarizes the provisional allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Total assets acquired:
Cash and cash equivalents	$304,644
Property and equipment, net	4,236,075
Inventory	231,199
Other assets	1,667,057
Other Intangible assets (a)	18,977,000
Goodwill (b)	10,102,760
Total assets	35,518,735

Total liabilities assumed:
Deferred income	946,549
Deferred tax	4,440,000
Loan payables, including convertible loans	6,998,084
Other liabilities	1,676,102
Total liabilities	14,060,735
Total consideration transferred	$21,458,000

(a)

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of other intangible assets which comprised of: Customer Relationships of $349,000, Know How of $17,037,000, Backlog of $250,000 and Brand Name of $1,341,000. These other intangible assets have a useful life between 1.75 and 11.75 years. The useful life of the other intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

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
For the Three and Nine Months Period Ended August 31, 2015
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

Pro forma Impact of Business Combination

The unaudited pro forma condensed financial results have been prepared using the acquisition method of accounting and are based on the historical financial information of the Company and MaSTherCell. The unaudited pro forma condensed financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition of MaSTherCell occurred at the beginning of the fiscal year, or of future results of the combined entities. The unaudited pro forma condensed financial information does not reflect any operating efficiencies and expected realization of cost savings or synergies associated with the acquisition.

Unaudited supplemental pro forma combined results of operations:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2015	2014	2015	2014

Revenue	$936,215	$550,178	$2,872,827	$1,081,086
Net loss	$1,616,414	$4,188,068	$4,143,739	$9,054,857
Net loss per common share:
Basic	$0.03	$0.08	$0.07	$0.17
Diluted	$0.03	$0.08	$0.09	$0.18

Adjustments for the unaudited supplemental pro forma combined results of operations are as follows:

		Three Months Ended		Nine Months Ended
		August 31,		August 31,
		2015	2014	2015	2014
Amortization of intangibles	$		$540,191	$469,177	$1,620,573
Deferred income			109,373	94,509	328,118
Deferred tax			(72,710)	(63,643)	(218,129)
Transaction costs			-	(258,178)	258,178
Convertible bonds			(435,711)	(376,500)	(1,307,134)
Total	$	- $	141,143	$(134,635)	$681,606

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 5– PROPERTY AND EQUIPMENT

Acquisition-related expenses for the nine months periods ending August 31, 2015 were $258 thousand for both periods. These expenses were recorded to selling and general administrative expense in the condensed consolidated statements of comprehensive loss.

The following table represents the components of property and equipment:

	August 31,	November
	2015	30, 2014
Cost:
GMP Unit Installation, net	$3,573,312	$-
Office furniture	49,979	3,761
Lab equipment	1,104,920	5,901
Computers	31,497	12,601
	4,759,708	22,263
Less – accumulated depreciation	(439,273)	(9,214)
	$4,320,435	$13,049

Depreciation expenses for the three and nine months ended August 31, 2015 were $227,969 and $425,603 respectively. Depreciation expenses for the year ended November 30, 2014, were $4,551.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Other intangible assets consisted of the following:

August 31,
2015
Cost:
Know how	$17,032,188
Backlog	249,929
Customer relationships	348,902
Brand name	1,340,621
18,971,640
Less – accumulated amortization	(885,009)
$18,086,631

Intangible assets amortization expenses were $871,403 and $0 for the nine months ended August 31, 2015 and 2014, respectively.

Estimated aggregate amortization expenses for each of the five succeeding years ending November 30 is as follows:

	2015	2016	2017	2018	2019
Amortization expenses	$1,307,104	1,742,805	1,601,503	1,601,503	$1,601,503

In the nine months period ended August 31, 2015, no impairment was recognized to the goodwill. The entire change in the goodwill balance since the acquisition of MaSTherCell, is a result of translation adjustments, which are recorded in other comprehensive loss.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 7 – CONVERTIBLE LOAN AGREEMENTS

In June 2015, the Company entered into three convertible loan agreements with new investors for a total amount of $650,000 as follow:

	Grant date	Maturity Date	August 31, 2015
Convertible loan (1)	June 9, 2015	December 9, 2015	$50,000
Convertible loan (2)	June 16, 2015	December 16, 2015	250,000
Convertible loan (3)	June 24, 2015	December 31, 2015	350,000
			$650,000

Interest is calculated at 6% annually and is payable, along with the principal on or before the maturity date.

The lenders have the right to convert all or part of the loan (principal and the accrued interest) into shares of the Company’s common stock at a price per share equal to 0.75 of the Market Price (as defined below) (the "Conversion Price"), provided that the Conversion Price will not be less than $0.40 (the “Floor Price”). Market Price is defined as the average closing trading price for the Company’s common shares on the OTCQB for the five trading days prior to the lender’s notice of conversion being delivered to the Company.

The loan amount shall automatically convert into units that include one common share and one warrant exercisable into one additional common share, upon the Qualified Offering (as defined below) at the same terms as the Qualified Offering. A Qualified Offering is defined as an offering of securities of the Company with gross proceeds equal to or greater than $6 million and with a price per share of the common stock underlying such Qualified Offering equal to or greater than the Floor Price.

In the event the Company issues any common shares or securities convertible into common shares at a price less than the Floor Price (the "New Issuance Price"), the Floor Price shall be reduced for any unpaid or unconverted loan amount to the New Issuance Price.

The conversion right is detachable from the loan and classified as a derivative due to down-round protection (full ratchet and anti-dilution provisions). Therefore, the Company allocated the conversion derivative from the loan based on its fair value. The allocation of conversion right represents a discount to the loan and will be accreted until the Maturity date of the loans.

The table below presents the fair value as of the Closing Date:

		Embedded
	Loan	derivative
	component	component
Convertible loan (1)	$42,300	$7,700
Convertible loan (2)	214,800	35,200
Convertible loan (3)	296,600	53,400
	$553,700	$96,300

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 8 –LOANS

a.	Terms of Long-term Loans

	Currency	Interest Rate	Year of
	of loan	August 31, 2015	Maturity	August 31, 2015
Long-term loan a (1)	Euro	4.05%	2022	$1,198,408
Long-term loan b (2)	Euro	6%-7.5%	2023	1,147,541
Long-term loan c (3)	Euro	5.5%-6%	2022-2024	519,698
Long-term loan d (4)	Euro	5.5%	2020	324,941
				$3,190,588
Current portion of Loans payable				393,969
				$2,796,619

(1)

On August 1, 2012 MaSTherCell received a loan from ING Bank in Belgium (“ING”) in the amount of €1.4 million to finance the construction of the GMP Unit. With respect to this loan, ING requested a business pledge on the Company assets for a value of € 1.4 million.

(2)	On August 13, 2012, MaSTherCell received a loan from a Belgian investment fund in the amount of €1 million. This loan includes two components as follows:

*	Loan in the amount of € 0.5 million that bears interest at an annual rate of 6%.
*	Loan in the amount of € 0.5 million that bears interest at an annual rate of 7.5%.

(3)

On August 6, 2012, MaSTherCell received a loan from a Belgian venture capital fund in the amount of € 250 thousand which bears interest at an annual rate of 6%. On February 10, 2014, MaSTherCell received from the same venture capital fund a second loan in amount of € 250,000 which bears an annual interest rate of 5.50%.

(4)	On April 23, 2015 MaSTherCell received a loan from the same Belgian investment fund mentioned in section 3 above in the amount of €290 thousand which bears interest at an annual rate of 5.5%.

b.	Terms of Short-term Loans and Current Portion of Loans Payable

		Interest Rate
	Currency of loan	August 31, 2015	August 31, 2015
Current portion of loans payable a	Euro	4.05%	$157,542
Current portion of loans payable b	Euro	6%-7.5%	153,388
Current portion of loans payable c	Euro	5.5-6%	83,039
			$393,969
Short term-loan *	Euro	libor rate	560,242
Short term-loan **	Euro	7%	506,173
			$1,460,384

*	On February 21, 2014, MaSTherCell received a loan from ING in the amount of €800,000. In respect of this loan, ING has requested a pledge on the receivable linked to the grant for a value of €853,000. During the period MaSTherCell reimbursed an amount of €300,000, the maturity date of the remaining loan will be December 31, 2015.

On September 16, 2013 MaSTHerCell received from ING bank in Belgium a short term credit facility for a maximum amount of €200,000. The rate used is EURIBOR 3 months plus a margin defined by the bank. On August 31, 2015 MaSTherCell reimbursed the loan.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 8 –LOANS (cont.)

**	On July 27, 2015, MaSTherCell received a loan from three shareholders for a total amount of €450,000, which bears an annual interest rate of 7%.

In occurrence of the Unwind Option as defined in the MaSTerCell agreements, the lenders shall convene a general meeting of shareholders to vote on a conversion of the loan in to MaSTerCell shares . In the absence of Unwind, the maturity date of the loan will be November 30, 2015. Interest shall be payable either upon reimbursement of the loan or upon conversion of the loan into capital.

NOTE 9– COMMITMENTS

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

As of August 31, 2015, the Israeli Subsidiary has not reached any of these milestones.

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 9– COMMITMENTS (cont.)

b.	Mintz, Levin, Ferris, Glovsky and Popeo, P.C.

On February 2, 2012, the Company entered into an agreement with its patent attorneys, Mintz, Levin, Ferris, Glovsky and Popeo, P.C. (“Mintz Levin”) for professional services related to patent registration. In addition to an amount of $80,000 paid to Mintz Levin, the Company issued 1,390,952 shares of common stock. The Company will pay an additional $50,000 upon consummation of certain criteria that the company will meet. As of August 31, 2015, the Company has not reached any of the milestones.

On March 27, 2013, the Company signed an agreement with Mintz Levin in which 16% of the Company’s fees will be converted to shares of common stock of the Company at market price. On July 14, 2014, $13,395 of fees incurred were converted into 25,759 shares of common stock.

c.	Pall Life Science Belgium BVBA

On May 6, 2013, the Company entered into a Process Development Agreement with Pall Life Science Belgium BVBA (formerly ATMI BVBA), a Belgian Company that is a wholly owned Subsidiary of Pall Corporation (“Pall”), a U.S. publicly-traded company. According to the agreement, Pall will provide services in cell research. The Company will use Pall’s unique technology while the Company will provide to Pall the required materials for purpose of the study. According to the agreement, the Company will pay per achieved phase, as defined in the agreement, with a total consideration of €606,500 for all services. As of August 31, 2015, the Company received services in total value of $306,890 and provided materials on amount of $284,875.

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

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 9– COMMITMENTS (cont.)

On July 22, 2014, the U.S Subsidiary received an advance payment of $203,216 on account of the grant. Through August 31, 2015, the company spent the full amount of the grant. On September 21, 2015 the U.S Subsidiary received the second advance payment in amount of $203,216. Through August 31, 2015, the company spent $5,145. The amount of grant that was spent through August 31, 2015, was recorded as a deduction of research and development expenses in the statement of comprehensive loss.

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

In addition, the DGO6 is also entitled to a royalty upon revenue being generated from any commercial application of the technology. On December 9 and 16, 2014, the Belgian Subsidiary received €651,000 and €558,000 under the grant, respectively. Up to August 31, 2015, an amount of $1,133,134 was recorded as deduction of research and development expenses and as of August 31, 2015, an amount of $122,239 was recorded as a Receivables on account of grant.

On March 20, 2012, MaSTherCell had been granted an investment grant from the DGO6 for an amount of €1,421,000. This grant is related to the investment in the production facility with a coverage of 32% of the investment planned. A first payment of €568,000 has been received in August 2013. The remaining part is expected to be paid by the end of 2015.

g.	Israel-U.S Binational Industrial Research and Development Foundation (“BIRD”)

On December 21, 2014, the Company received a notification from BIRD that its wholly owned Subsidiary, Orgenesis Ltd., and its research and development partner, were approved by BIRD’s Board of Governors for a conditional grant of $800,000 for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). On September 9, 2015, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and its research and development partner. BIRD will give a conditional grant of $800,000 for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on March 1, 2015. Upon the conclusion of product development the grant shall be repaid at the rate of 5% of gross sales. The Grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on March 1, 2015.

Up to August 31, 2015, an amount of $135,000 was recorded as deduction of research and development expenses and as Receivables on account of grant. On September 21, 2015, the Israeli Subsidiary received $100,000 under the grant.

h.	Leases

On April 4, 2012, MaSTherCell signed an operational lease agreement for the rent of a facility in order to build the production area. The agreement was for a period of 18 years starting on April 4, 2012 and expiring on March 20, 2030. The costs per year are €90,000. On November 23, 2012, MaSTherCell signed another operational lease agreement for the rent of offices for a period of 15 years starting from November 23, 2012 and expiring on November 30, 2027. The costs per year are €46,000. On February 1, 2015, MaSTherCell signed an amendment to the operational lease agreement for the rent of offices for a period of 12 years starting from February 1, 2015 and expiring on November 30, 2027. The additional costs per year are €28,000.On January 2015 the Israeli subsidiary signed an operational lease agreement for the rent of labs and office which will be used for the research and development activities in Israel. The costs per year are NIS 120,000.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 9– COMMITMENTS (cont.)

The detail of securities granted to the banks in the context of the financial loans are described under Note 8.

NOTE 10 – CAPITAL DEFICIENCY

The Company’s common shares are traded on the OTC Market Group’s OTCQB under the symbol “ORGS”.

There were no significant capital transactions during the nine months ended August 31, 2015, other than Share Exchange Agreement with MaSTherCell. For further discussion regarding capital transactions during 2014, refer to the Company’s Form 10-K for November 30, 2014 as filed with the SEC on February 19, 2015.

Loss per share

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Three Months			Nine Months
	Ended August 31,			Ended August 31,
	2015		2014	2015		2014
Basic:
Loss for the period	$1,615,556		$3,492,245	$3,502,582		$5,997,567
Weighted average number of common shares outstanding	55,835,950		54,916,980	55,785,950		53,672,820
Loss per common share	$0.03		$0.06	$0.06		$0.11
Diluted:
Loss for the period	$1,615,556			$3,502,582
Change in fair value of embedded derivative and interest expenses on convertible bonds	352,527			848,559
Change in fair value of warrants	21,841			554,841
Total Loss for the period	$1,989,924			$4,905,982

Weighted average number of shares used in the computation of basic loss per share	55,835,950			55,785,950
Number of dilutive shares related to convertible bonds	577,236			1,086,109
Number of dilutive shares related to warrants	21,279			347,567
Weighted average number of common shares outstanding	56,434,465			57,219,626

Loss per common share	$0.04	$	*0.06	$0.09	$	*0.11

*	For the three and nine months ended August 31, 2014, the effect of the warrants was anti-dilutive, therefore the diluted loss per share is equal to the basic loss per share.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 10 – CAPITAL DEFICIENCY (Cont.)

Basic loss per share does not include 42,401,724 of redeemable common stock since the contingent criteria regarding the unwind option has not been met as of August 31, 2015.

Diluted loss per share does not include 42,401,724 redeemable common stock, 12,899,314 shares underlying outstanding options, 2,942,256 shares issuable upon exercise of warrants for the nine and three months ended August 31, 2015, because the effect of their inclusion in the computation would be anti-dilutive.

Diluted loss per share does not include 15,567,725 shares underlying outstanding options, 6,153,205 shares issuable upon exercise of warrants for the nine and three months ended August 31, 2014, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 11 – STOCK BASED COMPENSATION

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

2)

During the nine months ended August 31, 2015, the Company agreed to grant an aggregate of 1,641,300 stock options to the Company’s Chief Executive Officer of the U.S. Subsidiary that are exercisable at $.001 per share. As of August 31, 2015, the terms of such grant have not been finalized and there has been no stock-based compensation recorded for the period.

3)

On June 18, 2015, the Company approved an aggregate of 500,000 stock options to two directors that are exercisable at the market price on date of grant, $0.53 per share. The options vest immediately and expire on June 18, 2020. The fair value of those options as of the date of grant was $179,098 using the Black-Scholes valuation model.

c.	Options Granted to Consultant

1)

On March 4, 2015 the Company executed a consulting agreement with Professor Itamar Raz. Prof. Raz has agreed to be appointed to the Company’s Board of Advisors committee, in consideration for an hourly fee for attending in person meetings and meetings via conference call. In addition the Company granted to Prof. Raz 100,000 options exercisable at the market price on date of grant, $0.65 per share. The options vest in 5 equal annual installments from the date of grant and expire on February 9, 2020. The fair value of those options as of the date of grant was $41,503 using the Black-Scholes valuation model.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Period Ended August 31, 2015
(Unaudited)

NOTE 11 – STOCK BASED COMPENSATION (cont.)

2)

On June 18, 2015, the Company agreed to grant to Dr.Michael Rossbach 100,000 options exercisable at the market price on date of grant, $0.53 per share. The options vest in 5 equal annual installments from the date of grant and expire on June 18, 2020. The fair value of those options as of the date of grant was $33,035 using the Black-Scholes valuation model.

3)

On June 18, 2015, the Company agreed to grant to Dr. Karin Hehenberger 250,000 options exercisable at the market price on date of grant, $0.53 per share. As of August 31, 2015, the terms of such grant have not been finalized and there has been no stock-based compensation recorded for the period.

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

There were no additional option grants to employees and directors, non-employees or shares issued for services during the nine-months period ended August 31, 2015.

d.	Shares Issued to Consultants

On September 4, 2014, the Company entered into a consulting agreement for professional services for a term of twelve months. Under the terms of the agreement, the Company agreed to pay the consultant 500,000 shares of restricted common stock, with 250,000 vesting on date of grant and the balance vesting over 12 months. The shares were valued at the fair value of the Company’s common stock with respect to the first vesting as of the date of grant on September 4, 2014, which was $0.64. On April 8, 2015, upon mutual agreement, the Company and the consultant agreed to cancel the consulting agreement without any further obligations or responsibilities of either party and to cancel the 250,000 shares of common stock that had not yet been granted.

With respect to the second vesting, in the nine months ended August 31, 2015, the Company recorded income of $68,630.

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

Recent Corporate Developments

Since the commencement of the year through August 31, 2015, the Company experienced the following corporate developments:

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

Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”)

On December 21, 2014, the Company received a notification from the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”) that its wholly owned Subsidiary, Orgenesis Ltd., and its research and development partner, have been approved by BIRD's Board of Governors for a conditional grant of $800,000 for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). On September 9, 2015, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and its research and development partner. On September 21, 2015, the Company received $100,000 under the grant.

Nine Investments Limited Convertible loan agreement

On December 31, 2014, the Company executed an amendment to convertible loan agreement with Nine Investments Limited to extend the due date of the loan of $1,500,000 from December 31, 2014 to January 31, 2015. As of the date of this report, the Company has not finalized the terms and revised maturity date of this loan, although it believes it will be successful in extending the agreement upon mutually agreeable terms as soon as practicable.

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

MaSTherCell SA and Cell Therapy Holding SA are companies limited by shares incorporated in Belgium. Cell Therapy Holding SA functions as a holding company and prior to the acquisition, owned 50% of the issued and outstanding shares of MaSTherCell SA. The companies were incorporated and launched in 2011. In exchange for all of the issued and outstanding shares of the Target, the Company issued to the shareholders of the Target an aggregate of 42,401,724 shares of its common stock (the “Consideration Shares”) at a deemed price of $0.58 per share for an aggregate deemed price of $24,593,000. The Share Exchange Agreement provided that the price of the Consideration Shares was to be calculated based on the average of all closing trading prices for the Company’s common stock as traded on the OTC stock market for the 30 trading days immediately preceding the closing date, provided that the Consideration Shares were to be priced at no more than $0.80 per share and no less than $0.50 per share. The Consideration Shares were issued to 11 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act of 1933.

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

Employees

We have approximately 37 full-time employees, of which 33 are dedicated to our manufacturing facilities at MaSTherCell.

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2015 to the Three and Nine Months Ended August 31, 2014

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

For the three and nine months ended August 31, 2015, our total revenues were $936,215 and $1,756,635, as compared to zero for the same period last year, respectively. The increase in revenue is due to our acquisition of MaSTherCell and the revenues they recognize from services and sales of consumables.

Expenses

The Company’s expenses for the three and nine months ended August 31, 2015 are summarized as follows in comparison to its expenses for three and nine months ended August 31, 2014:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015		2014
Revenues	$(936,215)	$-	(1,756,635	) $	-
Cost of sales	1,325,739	-	2,298,718		-
Research and development expenses, net	294,360	845,599	759,586		1,936,079
Amortization of intangible assets	408,380	-	801,287		-
General and administration expenses	952,053	440,058	2,811,016		2,032,073
Financial expenses (income), net	(335,932)	2,206,588	(1,303,332)		2,029,415
Loss before income taxes	$1,708,385	$3,492,245	3,610,640		5,997,567

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Salaries and related expenses	$135,634	263,162	392,701	$652.178
Stock-based compensation	10,778	344,051	87,395	704,215
Professional fees and consulting services	85,445	284,143	340,627	567,767
Lab expenses	160,382	43,079	318,782	67,673
Other research and development expenses	52,474	3,701	167,755	36,783
Less - grant	(150,353)	(92,537)	(547,674)	(92,537)
Total	$294,360	$845,599	759,586	$1,936,079

The decrease in salaries and related expenses and in stock based compensation in the three and nine months ended August 31, 2015, compared to the same period last year is mainly due to lower compensation expense for certain executives that are no longer employed by the Company. The increase in grant incomes is due to work performed under grants approved from DGO6 in the Belgian Subsidiary, TEDCO in the U.S. Subsidiary and BIRD for the Israeli Subsidiary for the Company’s research and development activities. The lab expenses in the three and nine months ended August 31, 2015 were due to developing our technology to a clinical stage and expanding research activities.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Salaries and related expenses	$199,896	$52,664	$680,818	$179,044
Stock-based compensation	248,912	151,917	550,684	317,863
Accounting and legal fees	42,315	102,132	393,124	253,798
Professional fees	233,389	92,458	615,372	1,062,708
Rent and related expenses	86,414	-	193,821	-
Business development	98,236	5,165	236,330	113,647
Other general and administrative expenses	42,891	35,722	140,867	105,013
Total	$952,053	$440,058	$2,811,016	$2,032,073

The increase in salaries and related expenses for the three and nine months ended August 31, 2015, compared to the same period last year is due to the increase in the number of employees following the acquisition of MaSTherCell. In addition, there was an increase in legal and accounting fees due to the various material transactions that occurred, mainly the acquisition of MaSTherCell. The rent and related expenses as of the three and nine months ended August 31, 2015 arise from the offices of MaSTherCell. The decrease in professional fees for the nine months ended August 31, 2015, compared to the same period last year is due to a reduction in the reliance on outside professionals as compared to the same period last year.

Financial Expenses (Income), net

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
Increase (decrease) in fair value of warrants, embedded derivative and convertible bonds	$(566,540)	$1,893,000	$(1,896,498)	$1,291,046
Interest expense on loans and convertible debts	172,116	280,770	439,525	547,223
Funding fees to Kodiak				135,000
Foreign exchange loss, net	14,613	31,221	76,697	52,131
Other financial expenses, net	43,879	1,597	76,944	4,015
Total	$(335,932)	$2,206,588	$(1,303,332)	$2,029,415

The increase in financial income in the three and nine months ended August 31, 2015, compared to the same period last year is mainly attributable to decrease in fair value of warrants, embedded derivative and convertible bonds, which is a non-cash metric that is based on the Company’s share price as of the measurement date and reflects the issuance of beneficial warrants that were granted during 2014. Due to a decrease in the Company’s shares price during the period, there was a resultant income impact. The funding fees to Kodiak in the nine months ended August 31, 2014, represent the fair value of 250,000 shares of common stock issued to Kodiak as part of a stock purchase agreement with Kodiak.

Liquidity and Financial Condition

Working Capital Deficiency

	August 31,	November 30,
	2015	2014
Current assets	$2,999,390	$2,229,526
Current liabilities	10,393,480	4,663,320
Working Capital Deficiency	$(7,394,090)	$(2,433,794)

The increase in current assets is mainly due to an increase in accounts receivable, inventory and prepaid expenses and other receivables due to the acquisition of MaSTherCell. This was offset by a decrease in the Company’s cash that was used during the nine-month period ending August 31, 2015 to fund research and development expenses.

Cash Flows

	Nine Months Ended August 31,
	2015	2014
Net loss	$(3,502,582)	$(5,997,567)
Net cash used in operating activities	(2,045,318)	(1,097,524)
Net cash used in investing activities	(198,540)	(6,676)
Net cash provided by financing activities	1,364,471	2,586,520
Increase (decrease) in cash and cash equivalents	$(879,387)	$1,482,320

Our cash and cash equivalents balance decreased to $0.26 million at August 31, 2015 from $1.3 million at November 30, 2014. The decrease in cash and cash equivalents during the nine months ended August 31, 2015 was primarily due to cash flows used in operating activities in an amount of $2.05 million and cash used in investing activities of $0.2 million. The decrease in cash and cash equivalents was largely offset by net cash provided by financing activities in the amount of $1.36 million which is primarily due to proceeds from loans payable.

Net cash used in operations of approximately $2.05 million for the nine months ended August 31, 2015 increased mainly due to increases in accounts receivable of $341 thousand, prepaid expenses of $785 thousand and change in fair value of convertible bonds of $705 thousand, but was offset by an increases in accounts payable of $660 thousand, accrued expenses of $294 thousand, deferred income of $875 thousand and payments on grant receivables of $431 thousand.

Net cash provided by investing activities for the nine months ended August 31, 2015 was $199 thousand and consisted primarily net of cash that was acquired as part of MaSTherCell acquisition in the amount of $305 thousand which was offset by purchase of property and equipment for the manufacturing activities of MaSTherCell in amount of $498 thousand.

Net cash provided by financing activities for the nine months ended August 31, 2015 was $1,360 thousand and consisted primarily of loans payable totaling $1,467 thousand and a short term line of credit of $538 thousand, but was offset by repayments of short and long term debt of $641 thousand.

Going Concern

The unaudited interim condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through August 31, 2015 of $19,681,658, as well as negative cash flows from operating activities. Company's management estimate that the cash and cash equivalents balance as of August 31, 2015 of $264,330 will allow the Company to continue its operations and activities for a period of less than one quarter, without additional funding. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following August 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

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

Cash Requirements

The Company’s plan of operation over the next 12 months is to:

•	initiate regulatory activities in Europe and the United States;
•	locate suitable facility on the U.S. for tech transfer and manufacturing scale-up;

•	purchase equipment needed for its cell production process;
•	hire key personnel including, but not limited to, a chief medical officer, chief science officer and chief operating officer;
•	collaborate with clinical centers and regulators to carry out clinical studies and clinical safety testing;
•	identify optional technologies for scale up of the cells production process; and
•	initialize efforts to validate the manufacturing process (in certified labs).

The Company estimates its operating expenses for the next 12 months as of August 31, 2015 to be as follows:

GMP process development and validation	$2,200,000
Manufacturing and scale-up	4,500,000
General and administrative	1,300,000
Total	$8,000,000

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows.

Revenue Recognition

We recognize the revenue for services linked to cell process development and cell manufacturing services based on individual contracts in accordance with ASC 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been provided; the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Service revenues are recognized as the services are provided.

We are assesseing cash collectability based on a number of factors, including past collection history with the client and the client's creditworthiness. If we determine that collectability is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured, which is generally upon receipt of the cash. Our arrangements are generally non-cancellable, though clients typically have the right to terminate their agreement for cause if we materially fails to perform. Cell manufacturing services are generally distinct arrangements whereby we are paid for time and materials or for fixed monthly amounts. Revenue is recognized when efforts are expended or contractual terms have been met.

We also incurs revenue corresponding to invoicing to customers of some consumables which are incidental to the services provided as foreseen in the clinical services contracts. We bills customers for reimbursable expenses and immediately recognize these billings in revenue, as the revenue is deemed earned.

A comprehensive discussion of the Company’s significant accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Company’s annual report on Form 10-K for the fiscal year ended November 30, 2014 filed with the SEC on February 19, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Risk

Due to our acquisition of MaSTherCell, currency exchange rates impact our financial performance. The majority of our balance sheet exposure relates to Euro-denominated assets and liabilities as a result of our acquisition of MaSTherCell. Further, our total revenues are in Euros and as such our results of operations are directly impacted by Euro-denominated cash flows. We will continue to monitor exposure to currency fluctuations. Instruments that may be used to protect us against future risks may include foreign currency forward and swap contracts. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material foreign currency fluctuations. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

We are exposed to market risks resulting from changes in interest rates due to short term-loan which bears interest of libor rate. We do not use derivative financial instruments to limit exposure to interest rate risk.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of August 31, 2015. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)

appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended August 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.6	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K/A filed on March 16, 2012)
10.1	Term sheet with Mediapark Investments Limited (incorporated by reference to the Company’s current report on Form 8-K filed on December 16, 2013)
10.2	Convertible Loan Agreement dated December 6, 2013 with Mediapark Investments Limited (incorporated by reference to the Company’s current report on Form 8-K filed on December 16, 2013)
10.3	Investment Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to the Company’s current report on Form 8-K filed on December 16, 2013)
10.4	Registration Rights Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to the Company’s current report on Form 8-K filed on December 16, 2013)
10.5	Form of subscription agreement (incorporated by reference to the Company’s current report on Form 8-K filed on March 4, 2014)
10.6	Form of warrant (incorporated by reference to the Company’s current report on Form 8-K filed on March 4, 2014)
10.7	Consulting Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to the Company’s current report on Form 8-K filed on April 7, 2014)
10.8	Stock Option Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to the Company’s current report on Form 8-K filed on April 7,2014)
10.9	Personal Employment Agreement dated April 16, 2014 by and between Orgenesis Ltd. and Joseph Tenne (incorporated by reference to the Company’s current report on Form 8-K filed on April 16, 2014)
10.10	Form of subscription agreement with form of warrant (incorporated by reference to the Company’s current report on Form 8-K filed on April 28, 2014)
10.11	Convertible Loan Agreement dated May 29, 2014 with Nine Investments Limited (incorporated by reference to the Company’s current report on Form 8-K filed on May 30, 2014)
10.12	Services Agreement between Orgenesis SPRL and MaSTherCell SA dated July 3, 2014 incorporated by reference to the Company’s current report on Form 8-K filed on July 7, 2014)
10.13	Financial Consulting Agreement dated August 1, 2014 with Eventus Consulting, P.C., (incorporated by reference to the Company’s current report on Form 8-K filed on August 5,2014)
10.14	Personal Employment Agreement dated August 1, 2014 by and between Orgenesis, Inc. and Neil Reithinger (incorporated by reference to the Company’s current report on Form 8-K filed on August 5, 2014)
10.15	Personal Employment Agreement dated as of July 23, 2014 by and between Orgenesis Maryland Inc. and Scott Carmer (incorporated by reference to the Company’s current report on Form 8-K filed on August 6, 2014)
10.16	Personal Employment Agreement dated August 22, 2014 by and between Orgenesis Ltd. and Vered Caplan (incorporated by reference to the Company’s current report on Form 8-K filed on August 25, 2014)
10.17	Share Exchange Agreement dated November 6, 2014 with MaSTherCell SA and Cell Therapy Holding SA (collectively “MaSTherCell”) and each of the shareholders of MaSTherCell (incorporated by reference to the Company’s current report on Form 8-K filed on November 10, 2014)

No.	Description
10.18	Addendum 1 to Share Exchange Agreement dated March 2, 2015 with MaSTherCell SA, Cell Therapy Holding SA and their shareholders (incorporated by reference to the Company’s current report on Form 8- K filed on March 5, 2015)
10.19	Escrow Agreement dated February 27, 2015 with the shareholders of MaSTherCell SA and Cell Therapy Holding SA and bondholders of MaSTherCell SA and Securities Transfer Corporation (incorporated by reference to the Company’s current report on Form 8-K filed on March 5, 2015)
10.20	Orgenesis Inc. Board of Advisors Consulting Agreement dated March 16, 2015 (incorporated by reference to the Company’s current report on Form 8-K filed on March 17, 2015)
21.1	List of Subsidiaries of Orgenesis Inc.
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
99.1	Global Share Incentive Plan (2012) (incorporated by reference to the Company’s current report on Form 8- K filed on May 31, 2012)
99.2	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K filed on May 31, 2012)
99.3	Audit Committee Charter (incorporated by reference to the Company’s current report on Form 8-K filed on January 15, 2013)
99.4	Compensation Committee Charter (incorporated by reference to the Company’s current report on Form 8- K filed on January 15, 2013)
101*	Interactive Data Files pursuant to Rule 405 of Regulation ST.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President, Chief Executive Officer, and Chairperson of the Board
(Principal Executive Officer)
Date: October 15, 2015

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: October 15, 2015