Form 10-K/A
period 2015-11-30
Orgenesis Inc.
filed 2016-03-30
CIK 1460602

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from __________________________to __________________________

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
Yes [  ]  No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [ X ]

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
Yes  [  ]  No  [ X ]

The registrant had 108,932,129 shares of common stock outstanding as of February 26, 2016. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 29, 2015 was $16,961,572 as computed by reference to the closing price of such common stock on the OTCQB on such date.

EXPLANATORY NOTE

Orgenesis Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended November 30, 2015, filed on February 29, 2016. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Other than furnishing the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of March 29, 2016, our directors and executive officers, their age, positions held, and duration of such, are as follows:

			Date First Elected or
Name	Position Held with Company	Age	Appointed

Vered Caplan (1) (5) (6)	President, Chief Executive Officer and	47	August 14, 2014
	Chairperson of the Board of Directors		February 2, 2012
	Chief Executive Officer of Subsidiary,
Scott Carmer (2)	Orgenesis Maryland Inc.	51	July 23, 2014
	Chief Financial Officer, Treasurer and
Neil Reithinger (3)	Secretary	46	August 1, 2014

Sarah Ferber (4)	Chief Scientific Officer	61	February 2, 2012
Guy Yachin (5)	Director	48	April 2, 2012
David Sidransky	Director	55	July 18, 2013
Etti Hanochi (5) (6)	Director	42	April 6, 2012
Yaron Adler	Director	45	April 17, 2012
Hugues Bultot	Director	50	February 27, 2015
Chris Buyse	Director	51	February 27, 2015

Notes

(1)	Ms. Caplan was appointed Interim President and CEO on December 23, 2013 and then appointed President and CEO on August 14, 2014.

(2)	Mr. Carmer was appointed CEO of our Subsidiary, Orgenesis Maryland Inc., on July 23, 2014.

(3)	Mr. Reithinger was appointed CFO, Treasurer and Secretary on August 1, 2014.

(4)	Professor Ferber was appointed Chief Scientific Officer on February 2, 2012.

(5)	Member of Audit Committee

(6)	Member of Compensation Committee

All directors hold office until the next annual meeting following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

The following is a brief account of the education and business experience of our directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Vered Caplan - President and Chief Executive Officer and Chairperson of the Board of Directors

Vered Caplan was appointed President and CEO on August 14, 2014, prior to which she was Interim President and CEO since December 23, 2013. Since 2008, Ms. Caplan has been Chief Executive Officer of Kamedis, a company focused on utilizing plant extracts for dermatology purposes. From 2004 to 2007, Ms. Caplan was Chief Executive Officer of GammaCan, a company focused on the use of immunoglobulins for treatment of cancer. During the previous five years, Ms. Caplan has been a director of the following companies: Opticul Ltd., a company involved with optic based bacteria classification; Inmotion Ltd., a company involved with selfpropelled disposable colonoscopies; Nehora Photonics Ltd., a company involved with noninvasive blood monitoring; Ocure Ltd., a company involved with wound management; Eve Medical Ltd., a company involved with hormone therapy for Menopause and PMS; and Biotech Investment Corp., a company involved with prostate cancer diagnostics. Ms. Caplan has a M.Sc. in biomedical engineering from TelAviv University specializing in signal processing; management for engineers from TelAviv University specializing in business development; and a B.Sc. in mechanical engineering from the Technion specialized in software and cad systems. Ms. Caplan brings to the Board of Directors significant experience relating to our industry and a deep knowledge of our business and contributes a perspective based on her many years of involvement with our company.

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

Neil Reithinger, CPA - Chief Financial Officer, Secretary, and Treasurer

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

Prof. Sarah Ferber Ph.D. - Chief Scientific Officer

Prof. Sarah Ferber was appointed Chief Scientific Officer on February 2, 2012. Prof. Ferber studied biochemistry at the Technion under the supervision of Professor Avram Hershko and Professor Aharon Ciechanover, winners of the Nobel Prize in Chemistry in 2004. Most of the research was conducted in Prof. Ferber’s Endocrine Research Lab. Prof. Sarah Ferber received TEVA, LINDNER, RUBIN and WOLFSON awards for this research. Prof. Ferber’s research work has been funded over the past 15 years by the JDRF, the Israel Academy of Science foundation (ISF), BIODISC and DCure.

Guy Yachin – Director

Guy Yachin was appointed a director on April 2, 2012. Mr. Yachin is the CEO of NasVax Ltd., a company focused on the development of improved immunotherapeutics and vaccines. Prior to joining NasVax, Guy served as CEO of MGVS, a cell therapy company focused on blood vessels disorders, leading the company through clinical studies in the U.S. and Israel, financial rounds, and a keystone strategic agreement with Teva Pharmaceuticals. He was CEO and founder of Chiasma Inc., a biotechnology company focused on the oral delivery of macromolecule drugs, where he built the company’s presence in Israel and the U.S., concluded numerous financial rounds, and guided the company’s strategy and operation for over six years. Earlier he was CEO of Naiot Technological Center, and provided seed funding and guidance to more than a dozen biomedical startups such as Remon Medical Technologies, Enzymotec and NanoPass. He holds a BSc. in Industrial Engineering and Management and an MBA from the Technion – Israel Institute of Technology. We believe Mr. Yachin is qualified to serve on our Board of Directors because of his education, experience within the life science industry and his business acumen in the public markets.

David Sidransky – Director

David Sidransky was appointed a director on July 18, 2013. Dr. Sidransky is a renowned oncologist and research scientist named and profiled by TIME magazine in 2001 as one of the top physicians and scientists in America, recognized for his work with early detection of cancer. Since 1994, Dr. Sidransky has been the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine’s Department of Otolaryngology and Professor of Oncology, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at the John Hopkins University School of Medicine. Dr. Sidransky is one of the most highly cited researchers in clinical and medical journals in the world in the field of oncology during the past decade, with over 460 peerreviewed publications. Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. Dr. Sidransky has served as Vice Chairman of the Board of Directors, and was, until the merger with Eli Lilly, a director of ImClone Systems, Inc., a global biopharmaceutical company committed to advancing oncology care. He is serving, or has served on, the scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC (a Johnson & Johnson diagnostic company), among others, and is currently on the board of KV Pharmaceutical, Rosetta Genomics and Champions Oncology, Inc. Dr. Sidransky served as Director (20052008) of the American Association for Cancer Research (AACR). He was the chairperson of AACR International Conferences (2006 and 2007) on Molecular Diagnostics in Cancer Therapeutic Development: Maximizing Opportunities for Personalized Treatment. Dr. Sidransky is the recipient of a number of awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians, and the 2004 Richard and Hinda Rosenthal Award from the American Association of Cancer Research. We believe Mr. Sidransky is qualified to serve on our Board of Directors because of his education, medical background, experience within the life science industry and his business acumen in the public markets.

Etti Hanochi - Director

Etti Hanochi (CPA Isr.) was appointed a director on April 6, 2012. Ms. Hanochi joined Nextage Ltd. as a Partner in 2010. Ms. Hanochi has extensive experience in mergers and acquisition transactions, accounting and tax consultations. Ms. Hanochi has broad experience in implementing internal procedures and controls and specializes in US GAAP. Under the role of Chief Financial Officer at Nextage, Ms. Hanochi has acted as VP Finance and CFO of several hightech companies, including Intucell (acquired by Cisco in January 2013) and XtremIO (acquired by EMC in May 2012). Prior to joining Nextage Ltd., Ms. Hanochi worked as a Senior Manager at Ernst & Young for almost 11 years for many HiTech public and private companies. She holds a B.A in Accounting and a Management degree from the Management College, an MBA from TelAviv University, a Master's degree in Law from BarIlan University and is a Certificated Public Accountant. We believe Ms. Hanochi is qualified to serve on our Board of Directors because of her education and accounting experience.

Yaron Adler - Director

Yaron Adler was appointed a director on April 17, 2012. In 1999 Mr. Adler cofounded IncrediMail Ltd. and served as its Chief Executive Officer until 2008 and President until 2009. In 1999, prior to founding IncrediMail, Mr. Adler consulted Israeli startup companies regarding Internet products, services and technologies. Mr. Adler served as a Product Manager from 1997 to 1999, and as a software engineer from 1994 to 1997, at Tecnomatix Technologies Ltd., a software company that develops and markets productionengineering solutions to complex automated manufacturing lines that fill the gap between product design and production, and which was acquired by UGS Corp. in April 2005. In 1993, Mr. Adler held a software engineer position at Intel Israel. He has a B.A. in computer sciences and economics from TelAviv University. We believe Mr. Adler is qualified to serve on our Board of Directors because of his education, success with early-stage enterprises and his business acumen in the public markets.

Hugues Bultot – Director

Hugues Bultot was appointed a director on March 2, 2015. Mr. Bultot is a technology entrepreneur with a 10-year track record in bioprocessing. Since April 2014, Mr. Bultot has been the Chief Executive Officer of MaSTherCell SA, a Belgian-based contract development manufacturing organization in cell therapy, a company he co-founded in 2011. Since January 2013, Mr. Bultot is also the Founder and CEO of Univercells SA, a Belgian-based company focused on the development of the implementation of disruptive manufacturing science in order to make biologics accessible and affordable. Prior to founding MaSTherCell and Univercells, Mr. Bultot founded Artelis in 2005 with his partner, José Castillo, a Belgian biotech company that specialized in the development of disposable bioreactors for the vaccine and monoclonal antibodies industry and for cell therapy applications. Artelis was sold to ATMI in November 2010, which was subsequently acquired by Pall Corporation (NYSE: PLL) in February 2014. From 2006 until 2009, Mr. Bultot was a director with Ascencio, a Euronext-quoted real estate company where he was the head of the Audit Committee. Mr. Bultot founded Kitozyme in 2000, a company developing vegetal chitosan-based applications for the nutrition, wine-making, cosmetics and medical device industry where he developed the entire manufacturing chain, led the strategy and the operations and concluded numerous co-development agreements and financial rounds. Between 1994 and 1999, Mr. Bultot served as investment manager and COO of Synerfi, a private equity firm affiliated with Generale de Banque, a major Belgian banking institution. In these positions, he concluded several funding rounds and exited deals for start-ups and mature companies. Mr. Bultot holds a master’s degree in law from UCL, Belgium and an executive master’s degree in business administration from Solvay Business School, Belgium and in tax management from ICHEC in Belgium. Mr. Bultot followed the advanced management program at INSEAD in 1997 and several courses in tech entrepreneurship at MIT from 2009 to 2011. Mr Bultot is also serving on the Board of Directors of Ovizio, a company specialized in holographic microscopy and of Vivaldi Biosciences, a company developing a live-attenuated influenza vaccines for pediatric and elderly segments. We believe Mr. Bultot is qualified to serve on our Board of Directors because of his success with early-stage enterprises, knowledge and leadership skills for his role as Chief Executive Officer of MaSTherCell, our subsidiary.

Chris Buyse – Director

Chris Buyse was appointed a director on March 2, 2015. Mr. Buyse is currently Managing Director of Fund+, an investment firm focusing on the growth and development of companies in the life sciences sector of the Belgian region. Prior to that, from 2006 to 2014, Mr. Buyse was Chief Financial Officer and Director of ThromboGenics NV, a biotechnology company listed on NYSE Euronext Brussels. Before joining ThromboGenics, he was Chief Financial Officer of CropDesign, where he coordinated the acquisition by BASF in July 2006. Prior to joining CropDesign, Mr. Buyse served as finance manager at WorldCom/MCI Belux, and Chief Financial Officer and Chief Executive Officer ad interim of Keyware Technologies. In addition, Mr. Buyse has held various positions in finance at Spector Photo Group, Suez Lyonnaise des Eaux and Unilever. He also is also currently a director in several private and public companies, such as Bone Therapeutics SA, Cardio 3 Biosciences SA, Iteos, SA and Bioxodes SA. Mr. Buyse holds a Master’s degree in Applied Economics from the University of Antwerp and an MBA from the Vlerinck School of Management in Ghent. We believe Mr. Buyse is qualified to serve on our Board of Directors because of his knowledgeof life science companies and the capital markets.

Information About the Board of Directors

Director Independence and Meetings

During the fiscal year ended November 30, 2015, the Board of Directors met or acted by unanimous written consent on fifteen occasions. During the fiscal year ended November 30, 2015, 100% of the members of the Board of Directors attended 100% of the meetings of the Board and, for one member, 50% of the committees on which they served, held during the period for which they were a director or committee member, respectively.

The Board of Directors does not have a formal policy with respect to a member’s attendance at annual stockholder meetings, though it encourages directors to attend such meetings. The Company did not hold an annual meeting during the year ended November 30, 2015.

The Board of Directors of the Company has concluded that each of Messrs. Sidransky, Yachin, Adler and Buyse and Ms. Hanochi is “independent” based on the listing standards of the NASDAQ Stock Market, if the Company were listed thereon (which it is not), having concluded that any relationship between such director and the Company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Leadership Structure

Ms. Caplan has served as President, Chief Executive Officer and Chairperson since August 2014. Prior to that time and since December 2014, she was Interim President and Interim Chief Executive Officer. The Board of Directors believes that its current leadership structure, in which the positions of Chairperson and Chief Executive Officer are held by Ms. Caplan, is appropriate at this time and provides the most effective leadership for the Company in a highly competitive and rapidly changing technology industry. Our Board believes that combining the positions of Chairperson and Chief Executive Officer under Ms. Caplan allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that any risks inherent in that structure are balanced by the oversight of our independent Board members. Given Ms. Caplan’s past performance in the roles of Chairperson of the Board of Directors and Chief Executive Officer, at this time the Board of Directors believes that combining the positions continues to be the appropriate leadership structure for our Company and does not impair our ability to continue to practice good corporate governance.

Governance, Board of Directors and Board Committee ChangesG

The Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee.

Audit Committee

The members of the Audit Committee are Guy Yachin, Etti Hanochi and Vered Caplan. The Board of Directors has determined that Mr. Yachin and Ms. Hanochi meet the independence criteria set out in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors determined that Ms. Hanochi, the committee “financial expert” as defined by the Rules would qualify as an independent director and an audit committee financial expert. The Audit Committee met four times during the fiscal year ended November 30, 2015.

Compensation Committee

The Compensation Committee consists of Etti Hanochi and Vered Caplan. The Compensation Committee did not meet during the fiscal year ended November 30, 2015, since the Board of Directors addressed any compensation issues during the year.

The Compensation Committee sets compensation policy and administers the Company’s compensation programs for the purpose of attracting and retaining skilled executives who will promote the Company’s business goals and build stockholder value. The Compensation Committee is also responsible for reviewing and making recommendations to the Board of Directors regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses.

The Compensation Committee reviews and recommends for Board of Directors’ approval compensation arrangements for our executive officers, key employees, and non-employee directors. The Compensation Committee recommends all incentive compensation awards, which are then subject to board review and approval. The Chief Executive Officer recommends to the Compensation Committee the goals, objectives, and compensation for all executive officers and key employees, except herself, and responds to requests for information from the Compensation Committee. Our Chief Executive Officer has no role in approving her own compensation. The Compensation Committee periodically reviews and recommends the compensation of non-executive directors. The Compensation Committee does not delegate its authority and has the sole responsibility of retaining outside counsel or other consultants for the purpose of executing its mandate.

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

Code of Ethics

We currently do not have a Code of Ethics in effect.

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

Advisory Board

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

Our Board of Advisors committee is currently comprised of Dr. G. Alexander Fleming, Prof. Camillo Ricordi, Dr. Jay Skyler, M.D. and Prof. Itamar Raz.

Dr. Fleming

On April 14, 2012, we executed a consulting agreement with Dr. G. Alexander Fleming to be appointed to our Board of Advisors committee. Dr. Fleming is a board certified endocrinologist with medical and research training at Emory, Vanderbilt, and National Institutes of Health. He served as reviewer and supervisory medical officer for 12 years at the FDA and brings extensive clinical experience and regulatory responsibility in the therapeutic area of diabetes and other general metabolic, bone, and endocrine disorders, growth and development, nutrition, lipidlowering compounds, and reproductive indications. He led reviews of landmark approvals including those of the first statin, insulin analog, metformin, PPARagonist, and growth hormone for nonGH deficiency indications. He was responsible for the regulation of the earliest biotech products including human insulin and growth hormone. Dr. Fleming helped to shape a number of FDA policies and practices related to therapeutic review and regulatory communication and represented the FDA at the International Conference on Harmonisation (ICH) and the World Health Organization, where he was stationed in 199293. Dr. Fleming serves on numerous scientific advisory boards, expert committees, and corporate boards. He has continued to promote dialogue and creativity within the community of therapeutic developers. Dr. Fleming has authored the book, “Optimizing Development of Therapies for Diabetes” and a wide variety of scientific and policy publications. He has served as an invited editorialist to The New England Journal of Medicine and as a commentator on National Public Radio.

Prof. Ricordi

On November 14, 2012, we executed a consulting agreement with Professor Camillo Ricordi to be appointed to our Board of Advisors committee. Prof. Ricordi is the Stacy Joy Goodman Professor of Surgery, Distinguished Professor of Medicine, Professor of Biomedical Engineering, and Microbiology and Immunology at the University of Miami Diabetes Research Institute. He also serves as Director of the Diabetes Research Institute Cell Transplant Center and Responsible Head of the NIHfunded cGMP Human Cell Processing Facility.

Dr. Skyler

On April 9, 2013, we executed a consulting agreement with Dr. Jay Skyler to be appointed to our Board of Advisors committee. Dr. Skyler's career in diabetes spans over four decades, where his research interests have concentrated in clinical aspects of diabetes, particularly improving the care of Type 1 diabetes. Dr. Skyler is a Professor of Medicine, Pediatrics and Psychology at the University of Miami Miller School of Medicine and Deputy Director for Clinical Research and Academic Programs at the Diabetes Research Institute. He also is an Adjunct Professor of Pediatrics at the Barbara Davis Center for Childhood Diabetes, University of Colorado at Denver. He is a past President of the American Diabetes Association, the International Diabetes Immunotherapy Group, and the Southern Society for Clinical Investigation, and was a VicePresident of the International Diabetes Federation. He served as a member of the Endocrinology, Diabetes, and Metabolism Subspecialty Examining Board of the American Board of Internal Medicine, as Chairman of the Council of Subspecialty Societies of the American College of Physicians (ACP) and a member of the ACP Board of Regents. A frequent national and international lecturer, Dr. Skyler has been an author, editor and coeditor of numerous books, monographs, chapters and articles. Dr. Skyler was founding EditorinChief of Diabetes Care.

Prof. Raz

On March 16, 2015 we executed a consulting agreement with Professor Itamar Raz to be appointed to our Board of Advisors committee. Prof. Raz has been involved in a number of organizations focused on diabetes, as well as in other medical associations. In 2004, he became the head of the Israel National Diabetes Council. At this time he also became President of the nonprofit organization, D-Cure (Diabetes Care to Cure in Israel). Prof. Raz is well known as both an academician and clinician, having served as Chief Physician at Hebrew University and Director of the Hadassah Center for the Prevention of Diabetes and its Complications at Hadassah University Hospital. Prof. Raz served from 1966 to 1969 as a Captain in the Military; he was also involved in Infantry and the Medical Corps. He studied Pharmacology at Hebrew University, and received his B.S. at the Hadassah School of Pharmacy in Jerusalem. He then obtained his M.D. in internal medicine in his following studies, which took place at the Hadassah University Hospital. Currently,Itamar Raz is a Professor of Medicine and Head of the Diabetes Unit at the Hadassah Ein Kerem Hospital in Jerusalem.

As compensation for their service on the Advisory Board, all of our advisors are paid an hourly fee for attending meetings and are entitled to stock options vesting over the time of service with exercise prices at not less than current market price.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended November 30, 2014 and 2015 concerning compensation of the Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Vered Caplan CEO & President [2]	2015 2014	162,061 185,596	- -	- -	- 1,043,977	- -	- -	- -	162,061 1,229,573
Scott Carmer CEO of Orgenesis Maryland Inc. [3]	2015 2014	250,000 104,167	- -	- -	- -	- -	- -	- -	250,000 104,167
Neil Reithinger CFO, Treasurer & Secretary [4]	2015 2014	18,000 6,000	- -	- -	- 80,532	- -	- -	- -	18,000 86,532
Sarah Ferber Chief Scientific Officer [5]	2015 2014	274,630 286,160	- -	- -	- -	- -	- 34,309	- -	274,630 320,469

(1)

In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 12 (Stock Based Compensation) to our financial statements, which are included in the Annual Report on Form 10-K.

(2)

Ms. Caplan was appointed Interim President and CEO on December 23, 2013 and then appointed President and CEO on Jenuary 1, 2014. Her contractual salary is $319,000 annually, of which $97,800 has been deferred as of November 30, 2015.

(3)	Mr. Carmer was appointed CEO of our Subsidiary, Orgenesis Maryland Inc., on August 4, 2014. His contractual salary is $250,000 annually, of which $354,167 has been deferred as of November 30, 2015.

(4)	Mr. Reithinger was appointed CFO, Treasurer and Secretary on August 1, 2014.

(5)	Professor Ferber was appointed Chief Scientific Officer on February 2, 2012. Her contractual salary is $274,600 annually, of which $151,600 has been deferred as of November 30, 2015.

Outstanding Equity Awards at November 30, 2015

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of November 30, 2015.

Equity
Incentive
Plan
Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expir
	(#)	Unexercisable	Options	Price	ation
	Exercisable	(#)	(#)	($)	Date

Vered Caplan(1)	4,141,025	854,560	-	0.0001	07/10/22 to 08/22/24

Scott Carmer (2)	-	-	-	-	-

Neil Reithinger	200,000	-	-	0.50	08/01/24

Sarah Ferber	2,781,905	-	-	0.0001	02/02/22

(1)

On August 22, 2014, the company’s bord of directors approved a grant of 1,104,950 options to the Company’s Chief Executive Officer that are exercisable at $0.0001 per share. The options will be vested pursuant to performance milestones that will be determined by the Compensation Committee of the Company's Board. Up to the date of this report, no performance milestones have been determined On December 2014, the Company granted an aggregate of 1,641,300 options to the Company’s Chief

(2)	Executive Officer of the U.S. Subsidiary that is exercisable at $0.001 per share. As of the date of this filing, the terms of this grant have not been finalized yet.

Option Exercises and Stock Vested in 2015

There were no option exercises by our named executive officers during 2015.

Employment Agreements

Vered Caplan. On August 14, 2014, our Board of Directors confirmed that Ms. Vered Caplan, who has served as our President and Chief Executive Officer on an interim basis since December 23, 2013, was appointed as our President and Chief Executive Officer. In connection with her appointment as our President and Chief Executive Officer, on August 22, 2014, our wholly-owned Israeli Subsidiary, Orgenesis Ltd., entered into a Personal Employment Agreement with Ms. Caplan (the “Caplan Employment Agreement”). The Caplan Employment Agreement replaces a previous employment agreement with Ms. Caplan dated April 1, 2012 pursuant to which she had served as Vice President. Under the Caplan Employment Agreement, Ms. Caplan was paid an annual salary of the current New Israeli Shekel equivalent of $319 thousand during fiscal year 2015, payable monthly. However, in order to reduce operating expenses and conserve cash, since March, 2015, Ms. Caplan has been deferring a part of her salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of November 30, 2015, such deferred amount totaled an aggregate of $97,800. Under the Caplan Employment Agreement, Ms. Caplan is entitled to elect, at her discretion either of the following social benefits typically provided to senior Israeli employees, either (i) Manager’s Insurance under Israeli law for the benefit of Ms. Caplan pursuant to which the Company contributes amounts equal to 13-1/3 percent (and Ms. Caplan contributes an additional 5%) of each monthly salary payment and in addition, the Company contributes an amount no more than 2.5 % of Ms. Caplan’s base monthly salary towards loss of working capacity disability insurance or (ii) a Pension Plan to which the Company contributes amounts equal 14-1/3 percent of Ms. Caplan’s base salary and Ms. Caplan contributes 5.5 percent thereof. Both the Manager’s Insurance and Pension Plan include a component of severance pay. Ms. Caplan is also entitled to paid annual vacation days, annual recreation allowance, sick leave and expenses reimbursement. In addition, we provide Ms. Caplan with a leased company car and a mobile phone. Under the Caplan Employment Agreement, she is entitled to a performance bonus payable at the discretion of our Compensation Committee.

Under the Caplan Employment Agreement, on August 22, 2014 we awarded to Ms. Caplan options to purchase up to 2,762,250 shares of our company’s common stock, of which options for a total of 414,304 shares vested immediately, options for a total of 1,242,996 shares will vest on a quarterly basis over the following four years and 1,104,950 options will be vested pursuant to performance milestones that will be determined by the Compensation Committee of the Company's Board. As of the date of this report, no performance milestones have been determined.

Scott Carmer. Mr. Carmer was appointed Chief Executive Officer of our subsidiary, Orgenesis Maryland Inc., on August 4, 2014. In connection with his appointment, on August 4, 2014 Orgenesis Maryland Inc. entered into an employment agreement with Scott Carmer (the “Carmer Employment Agreement”) pursuant to which Mr. Carmer was to be paid an annual salary of $250,000 in 2015. Under the Carmer Employment Agreement, Mr, Carmer is entitled to an annual bonus of up to $100,000 subject to the discretion of our Board of Directors and a further bonus as determined by meeting certain milestones. However, in order to reduce operating expenses and conserve cash, since August 4, 2014, Mr. Carmer has been deferring a part of his salary until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of November 30, 2015, such deferred amount totaled an aggregate of $354,167. Additionally, under the Carmer Employment Agreement, Mr. Carmer is entitled to options for 1,641,300 shares. In December 2014, the Company granted an aggregate of 1,641,300 stock options to Mr. Carmer. As of the date of this filing, the terms of this grant have not been finalized yet.

Either the Company or Mr. Carmer can terminate the employment agreement and the relationship thereunder at any time upon notice. The Company is also entitled to terminate the agreement at any time for any reason other than “ Just Cause” (as defined in the employment agreement) upon notice as provided for under Maryland law. The employment agreement provides for customary protections of the Company ’s confidential information and intellectual property.

Sarah Ferber. Our wholly-owned Israeli Subsidiary, Orgenesis Ltd., entered into a Personal Employment Agreement with Ms. Ferber February 2, 2012 to serve as Chief Scientific Officer (the “Ferber Employment Agreement”) on a part time basis. Under the Ferber Employment Agreement, Ms. Ferber was paid an annual salary of the current New Israeli Shekel equivalent of $274.6 thousand in 2015, payable monthly. However, in order to reduce operating expenses and conserve cash, since September, 2013, Prof. Ferber has been deferring a part of her salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of November 30, 2015, such deferred amount totaled an aggregate of $151.6 thousand for the twelve months. Under the Ferber Employment Agreement, Ms. Ferber is entitled to elect, at her discretion either of the following social benefits typically provided to senior Israeli employees, either (i) Manager’s Insurance under Israeli law for the benefit of Ms. Ferber pursuant to which the Company contributes amounts equal to 13-1/3 percent (and Ms. Ferber contributes an additional 5%) of each monthly salary payment and in addition, the Company contributes an amount no more than 2.5 % of Ms. Ferber’s base monthly salary towards loss of working capacity disability insurance or (ii) a Pension Plan to which the Company contributes amounts equal 14 – 1/3 percent of Ms. Ferber’s base salary and Ms. Ferber contributes 5.5 percent thereof. Both the Manager’s Insurance and Pension Plan include a component of severance pay. Ms. Ferber is also entitled to 7.5 % of Ms. Farber’s salary (with Ms. Farber contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law, paid annual vacation days, annual recreation allowance, sick leave and expenses reimbursement. In addition, we provide Ms. Ferber with a mobile phone.

The Ferber Employment Agreement does not specify a stated term and either we or Ms. Ferber is entitled to terminate Ms. Ferber’s employment upon four months’ notice other than in the case of a termination for cause. The Ferber Employment contains customary provisions regarding confidentiality of information, non-competition and assignment of inventions.

Neil Reithinger. On August 1, 2014, we appointed Neil Reithinger as our Chief Financial Officer, Treasurer and Secretary with the following terms:

(a)	payment of a monthly salary of $1,500;
(b)	payment of an annual bonus as determined by our company in its sole discretion;
(c)	participation in our company’s pension plan;
(d)	a grant of 200,000 stock options exercisable at the market price of $0.50 for a period of 5 years and which are subject to vesting provisions; and
(e)	Reimbursement of expenses.

In addition, on August 1, 2014, we entered into a financial consulting agreement with Eventus Consulting, P.C., an Arizona professional corporation, (“Eventus”) of which Mr. Reithinger is the sole shareholder, pursuant to which Eventus has agreed to provide financial consulting and shareholder communication services to our company. In consideration for Eventus’ services, we have agreed to pay Eventus according to its standard hourly rate structure. The term of the consulting agreement is for a period of one year from August 1, 2014 and shall automatically renew for additional oneyear periods upon the expiration of the term unless otherwise terminated. Eventus is owned and controlled by Neil Reithinger.

Potential Payments upon Change of Control or Termination following a Change of Control

Our employment agreements with our Named Executive Officers provide incremental compensation in the event of termination, as described herein. Generally, we currently do not provide any severance specifically upon a change in control nor do we provide for accelerated vesting upon change in control. Termination of employment also impacts outstanding stock options.

Due to the factors that may affect the amount of any benefits provided upon the events described below, any actual amounts paid or payable may be different than those shown in this table. Factors that could affect these amounts include the basis for the termination, the date the termination event occurs, the base salary of an executive on the date of termination of employment and the price of our Common Stock when the termination event occurs.

The following table sets forth the compensation that would have been received by each of the Company’s executive officers had they been terminated as of November 30, 2015.

	Salary		Accrued
Name	Continuation(1)	Bonus	Vacation Pay	Total Value
Vered Caplan	-	-	$34,208	$34,208
Sarah Ferber	-	-	$65,834	$65,834

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended November 30, 2015.

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned or			NonEquity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($) [1]	($)	($)	($)	($)

Vered Caplan	31,376		-	-	-	-	31,376
Guy Yachin	46,125	-	-	-	-	-	46,125
Etti Hanochi	900	-	-	-	-	-	900
Yaron Adler	58,080	-	-	-	-	-	58,080
Dr. David Sidransky	600	-	-	-	-	-	600
Hugues Bultot	-	-	67,861	-	-	-	67,861
Chris Buyse	9,000	-	67,861	-	-	-	76,861

(1)

In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 12 (Stock Based Compensation) to our financial statements, which are included in the Annual Report on Form 10-K.

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

On April 6, 2012, we entered into an agreement with Etti Hanochi to serve as a member of our Board of Directors for consideration of $300 for the first hour of attendance at Board of Directors’ meetings, and $200 per each additional hour. We issued to Ms. Hanochi 235,630 stock options subject to the terms of our stock option plan at an exercise price set at the time of the grant, or $0.79. We will also reimburse any preapproved business expenses incurred by Ms. Hanochi.

On April 17, 2012, we entered into an agreement with Yaron Adler to serve as a member of our Board of Directors for a consideration for every board meeting on an hourly basis. In the event that our company receives an aggregate financing of at least $3,000,000 he will be entitled to a onetime payment in the amount of $15,000. In addition, we will pay for his attendance at Board of Directors’ meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We issued to Mr. Adler 706,890 stock options subject to the terms of our stock option plan, at an exercise price set at the time of the grant, or $0.79. We will also reimburse any preapproved business expenses incurred by Mr. Adler.

On July 17, 2013 we entered into an agreement with Dr. David Sidransky to serve as a member of our Board of Directors. In consideration for Dr. Sidransky’s services, we will pay for his attendance at Board of Directors’ meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We also issued to Dr. Sidransky 250,000 stock options subject to the terms of our stock option plan, at an exercise price set at the time of grant, or $0.75. We will also reimburse any preapproved business expenses incurred by Dr. Sidransky.

On June 18, 2015, we entered into an agreement with Hugues Bultot to serve as a member of our Board of Directors. In consideration for Mr. Bultot’s services, we will pay for his attendance at Board of Directors’ meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We also issued to Mr. Bultot 250,000 stock options subject to the terms of our stock option plan, at an exercise price set at the time of grant, or $0.53. We will also reimburse any preapproved business expenses incurred by Mr. Bultot.

On June 18, 2015, we entered into an agreement with Chris Buyse to serve as a member of our Board of Directors. In consideration for Mr. Buyse’s services, we will pay for his attendance at Board of Directors’ meetings at the rate of $300 for the first hour of attendance and $200 for each additional hour or portion of an hour. We also issued to Mr. Buyse 250,000 stock options subject to the terms of our stock option plan, at an exercise price set at the time of grant, or $0.53. We will also reimburse any preapproved business expenses incurred by Mr. Buyse.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 28, 2016, the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director and director nominee; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 28, 2016, we had 109,893,667 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Security Ownership of Certain Beneficial Holders

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership(1)	Percent(1)

Oded Shvartz
130 Biruintei Blvd.	21,967,890 Direct	18.5%
Pantelmon
Ilfov, Romania

Universite Libre De Bruxelles
Avenue Franklin D. Roosevelt, 50	13,250,539 Direct	11.2%
1050 Brussels, Belgium

Theodorus SCA
Theodorus II SA
Avenue Joseph Wybran 40	11,782,148 Direct (2)	9.9%
1070 Anderlecht, Belgium

José Castillo Fernandez
Rue de la Buanderie, 18 Box 3.1	5,050,498 Direct	4.3%
1000 Brussels, Belgium

Security Ownership of Management

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership(1)	Percent(1)

Vered Caplan
c/o Orgenesis Inc.
20271 Goldenrod Lane	4,141,025 Direct (3)	3.5%
Germantown, MD 20876

Hugues Bultot
Avenue Victor Jacobs 78	5,300,454 Direct (10)	4.5%
1040 Brussels, Belgium

Neil Reithinger
14201 N. Hayden Road, Suite A-1	200,000 Direct (4)	<1%
Scottsdale, AZ 85260

Prof. Sarah Ferber
c/o Orgenesis Inc.
20271 Goldenrod Lane	2,781,905 Direct (5)	2.4%
Germantown, MD 20876

Guy Yachin
c/o Orgenesis Inc.
20271 Goldenrod Lane	282,720 Direct (6)	<1%
Germantown, MD 20876

Etti Hanochi
c/o Orgenesis Inc.	141,378 Direct(7)
20271 Goldenrod Lane		<1%
Germantown, MD 20876

David Sidransky
c/o Orgenesis Inc.	100,000 Direct(8)
20271 Goldenrod Lane		<1%
Germantown, MD 20876

Yaron Adler
c/o Orgenesis Inc.	424,134 Direct(9)
20271 Goldenrod Lane		<1%
Germantown, MD 20876

Chris Buyse
c/o Orgenesis Inc.
20271 Goldenrod Lane	250,000 Direct (10)	<1%
Germantown, MD 20876

Directors & Executive Officers	13,621,616 Direct	11.5%
as a Group

Notes

(1)

Percentage of ownership is based on 109,893,667 shares of our common stock issued and outstanding as of March 29, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Mr Jean-Paul Prieels exercises voting and dispositive power with respect to the shares of common stock that are beneficially owned by Theodorus SCA and Theodorus II SA.

(3)	Consists of 4,141,025 stock options exercisable either immediately or within the next 60 days.

(4)	Consists of 200,000 stock options exercisable either immediately or within the next 60 days.

(5)	Consists of 2,781,905 stock options exercisable either immediately or within the next 60 days.

(6)	Consists of 282,720 stock options exercisable either immediately or within the next 60 days.

(7)	Consists of 141,378 stock options exercisable either immediately or within the next 60 days.

(8)	Consists of 100,000 stock options exercisable either immediately or within the next 60 days.

(9)	Consists of 424,134 stock options exercisable either immediately or within the next 60 days.

(10)	Consists of 250,000 stock options exercisable either immediately or within the next 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of November 30, 2015:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)

Equity compensation
plans approved by	Nil	Nil	Nil
security holders

Equity compensation
plans not approved by	18,013,818	0.33	Nil
security holders

Total	18,013,818	0.33	Nil

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of November 30, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any promoters and control persons; and
•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by Kesselman & Kesselman, a member firm of PricewaterhouseCoopers (“PwC”) International Limited, independent registered public accounting firm, for the years ended November 30, 2015 and November 30, 2014:

Services	2015	2014
Audit fees	$161,100	$84,273
Audit related fees	35,000	-
Tax fees	5,000	5,000
All other fees	-	-
Total fees	$201,100	$89,273

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Tax Fees

The tax fees were paid for reviewing various tax related matters.

Pre-Approval Policies and Procedures

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K filed on March 5, 2015)
3.6	Amended and Restated Bylaws effective sa of March 2, 2015 (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
10.3	Investment Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.4	Registration Rights Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.5	Form of subscription agreement (incorporated by reference to our current report on Form 8- K filed on March 4, 2014)
10.6	Form of warrant (incorporated by reference to our current report on Form 8-K filed on March 4, 2014)
10.7	Consulting Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.8	Stock Option Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.9	Personal Employment Agreement dated April 16, 2014 by and between Orgenesis Ltd. and Joseph Tenne (incorporated by reference to our current report on Form 8-K filed on April 16, 2014) +
10.10	Form of subscription agreement with form of warrant (incorporated by reference to our current report on Form 8-K filed on April 28, 2014)
10.11	Convertible Loan Agreement dated May 29, 2014 with Nine Investments Limited (incorporated by reference to our current report on Form 8-K filed on May 30, 2014)
10.12	Services Agreement between Orgenesis SPRL and MaSTherCell SA dated July 3, 2014 incorporated by reference to our current report on Form 8-K filed on July 7, 2014)
10.13	Financial Consulting Agreement dated August 1, 2014 with Eventus Consulting, P.C., (incorporated by reference to our current report on Form 8-K filed on August 5,2014)
10.14	Personal Employment Agreement dated August 1, 2014 by and between Orgenesis, Inc. and Neil Reithinger (incorporated by reference to our current report on Form 8-K filed on August 5, 2014) +
10.15	Personal Employment Agreement dated as of July 23, 2014 by and between Orgenesis Maryland Inc. and Scott Carmer (incorporated by reference to our current report on Form 8- K filed on August 6, 2014) +
10.16	Personal Employment Agreement dated August 22, 2014 by and between Orgenesis Ltd. and Vered Caplan (incorporated by reference to our current report on Form 8-K filed on August 25, 2014) +

No.	Description
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

ORGENESIS INC.

By: /s/ Vered Caplan
Vered Caplan
President, Chief Executive Officer and Chairperson
of the Board (Principal Executive Officer)
Date: March 30, 2016

By: /s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)
Date: March 30, 2016