Form 10-Q
period 2016-02-29
Orgenesis Inc.
filed 2016-04-14
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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
Yes [ X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]      No [ X].

As of April 14, 2016, there were 108,739,806 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands)
(Unaudited)

	February 29,	November 30,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$933	$4,168
Accounts receivable	1,694	1,173
Prepaid expenses and other receivables	973	1,118
Grants receivable	1,037	1,446
Inventory	418	301
Total current assets	5,055	8,206
NON CURRENT ASSETS:
Property and equipment, net	4,564	4,296
Restricted cash	5	5
Intangible assets, net	16,707	16,653
Goodwill	9,812	9,535
Other assets	57	53
Total non current assets	31,145	30,542
TOTAL ASSETS	36,200	38,748
Liabilities and equity (net of capital deficiency)
CURRENT LIABILITIES:
Accounts payable	2,865	3,475
Accrued expenses	992	816
Employee and related payables	1,643	1,348
Related parties	42	42
Advance payments on account of grant	247	307
Short-term loans and current maturities of long term loans	1,211	2,829
Deferred income	1,415	1,216
Convertible loans	2,013	3,022
Convertible bonds	1,787	1,888
Price protection derivative	197	1,533
TOTAL CURRENT LIABILITIES	12,412	16,476

LONG-TERM LIABILITIES:
Loans payable	2,534	2,540
Warrants	1,450	1,382
Retirement benefits obligation	5	5
Deferred taxes	3,117	3,327
TOTAL LONG-TERM LIABILITIES	7,106	7,254
TOTAL LIABILITIES	19,518	23,730
COMMITMENTS
REDEEMABLE COMMON STOCK		21,458
EQUITY (CAPITAL DEFICIENCY):
Common stock	11	6
Additional paid-in capital	37,801	14,229
Receipts on account of shares to be allotted	67	1,251
Accumulated other comprehensive loss	(782)	(1,286)
Accumulated deficit	(20,415)	(20,640)
TOTAL EQUITY (CAPITAL DEFICIENCY)	16,682	(6,440)
TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$36,200	$38,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	February 29,		February 28,
	2016		2015
REVENUES	$1,520	$
COST OF REVENUES	1,480
GROSS PROFIT	40

RESEARCH AND DEVELOPMENT EXPENSES, net	401		175
AMORTIZATION OF INTANGIBLE ASSETS	328
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,166		659
OPERATING LOSS	(1,855)		(834)
FINANCIAL INCOME, net	1,772		44
LOSS BEFORE INCOME TAXES	(83)		(790)
INCOME TAX BENEFIT	308
NET INCOME (LOSS)	$225		$(790)

EARNING (LOSS) PER SHARE:
Basic	$0.002		$(0.01)
Diluted	$0.001		$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED EARNING (LOSS) PER SHARE:
Basic	103,127,025		55,735,394
Diluted	103,127,025		56,288,938

OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$225		$(790)
Translation adjustments	504		(102)
TOTAL COMPREHENSIVE INCOME (LOSS)	$729		$(892)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(U.S. Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock
		Par	Additional	Receipts on Account of	Accumulated Other	Accumulated
	Number	Value	Paid-in Capital	Share to be Allotted	Comprehensive Loss	Deficit	Total
Balance at December 1, 2014	55,970,565	$6	$13,152	$60	$(18)	$(16,179)	$(2,979)
Changes during the three months ended February 28, 2015:
Stock-based compensation to employees and directors			159				159
Stock-based compensation to service providers			90				90
Comprehensive loss for the period					(102)	(790)	(892)
Balance at February 28, 2015	55,970,565	$6	$13,401	$60	$(120)	$(16,969)	$(3,622)

Balance at December 1, 2015	55,835,950	$6	$14,229	$1,251	$(1,286)	$(20,640)	$(6,440)
Changes during the three months ended February 29, 2016:
Stock-based compensation to employees and directors			120				120
Stock-based compensation to service providers			50				50
Issuances of shares from investments and conversion of convertible loans	10,502,132	1	1,948	(1,251)			698
Reclassification of redeemable common stock	42,401,724	4	21,454				21,458
Receipts on account of shares to be allotted				67			67
Comprehensive income for the period					504	225	729
Balance at February 29, 2016	108,739,806	$11	$37,801	$67	$(782)	$(20,415)	$16,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$225	$(790)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	170	249
Depreciation and amortization expenses	641	1
Change in fair value of warrants and embedded derivatives	(1,803)	(183)
Change in fair value of convertible bonds	(157)
Interest expense accrued on loans and convertible loans	8	116
Changes in operating assets and liabilities:
Increase in accounts receivable	(489)
Increase in inventory	(109)
Increase in other assets	(2)
Decrease (increase) in prepaid expenses and other accounts receivable	164	(610)
Decrease in accounts payable	(692)	(515)
Increase (decrease) in accrued expenses	172	(128)
Increase (decrease) in employee and related payables	286	(77)
Increase in deferred income	165
Decrease in advance payments and receivables on account of grant	388	1,296
Decrease in deferred taxes	(308)
Net cash used in operating activities	(1,341)	(641)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	(6)
Restricted cash		(5)
Net cash used in investing activities	(354)	(11)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit		(14)
Proceeds from issuance of warrants into shares and warrants	225
Repayment of short and long-term debt	(1,733)
Net cash used in financing activities	(1,508)	(14)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,203)	(666)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(32)	(128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,168	1,314
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$933	$520

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY
Conversion of loans (including accrued interest) to common stock and warrants	$973
Reclassification of redeemable common stock to equity	$21,458

SUPPLEMENTAL INFORMATION ON INTEREST PAID IN CASH	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended February 29, 2016 and February 28, 2015

NOTE 1 - GENERAL AND BASIS OF PRESENTATION

Orgenesis Inc. (“the Company”) was incorporated in the state of Nevada on June 5, 2008. The Company is developing a technology that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and differentiating (converting) them into “pancreatic beta cell-like” insulin producing cells for patients with Type 1 Diabetes.

As discussed in Note 3, on March 2, 2015, the Company completed the acquisition of MaSTherCell SA and Cell Therapy Holding SA (collectively “MaSTherCell”). MaSTherCell is a Contract Development and Manufacturing Organization (“CDMO”) specializing in cell therapy development for advanced medicinal products. Cell therapy is the prevention or treatment of human disease by the administration of cells that have been selected, multiplied and pharmacologically treated or altered outside the body (ex vivo). MaSTherCell's CDMO activity is operated as a separate reporting segment (See Note 4).

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its wholly-owned subsidiaries (“Subsidiaries”). Unless otherwise specified, all amounts are expressed in United States dollars.

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of February 29, 2016, and the consolidated statements of comprehensive income (loss) for the three months ended February 29, 2016 and February 28, 2015, and the changes in equity (capital deficiency) and cash flows for the three-months periods ended February 29, 2016 and February 28, 2015. The results for the three months ended February 29, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through February 29, 2016 of $20.4 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 29, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Newly Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Prior to this, there was no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended November 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the availability, amount and nature of such financing over the next twelve months.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments (Topic 815), which requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract (the “clearly and closely related” criterion). The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are an improvement to GAAP because they eliminate diversity in practice in assessing embedded contingent call (put) options in debt instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3 – ACQUISITION OF MASTHERCELL

Description of the Transaction

The Company entered into a share exchange agreement (the "Share Exchange Agreement") dated March 2, 2015 with MaSTherCell SA, Cell Therapy Holding SA (collectively “MaSTherCell”). According to the Share Exchange Agreement, in exchange for all of the issued and outstanding shares of MaSTherCell, the Company issued to the shareholders of MaSTherCell an aggregate of 42,401,724 shares (the “Consideration Shares”) of common stock at a price of $0.58 per share for an aggregate price of $24,593 thousand). Out of the Consideration Shares, 8,173,483 shares will be allocated to the bondholders of MaSTherCell in case of conversion.

As part of the agreement the parties agreed on certain post closing conditions. In the event that the Company did not achieve those conditions within eight (8) months of the closing date, MaSTherCell had an option to unwind the transaction. (the “Unwind Option”) by delivering to the Company all of the Consideration Shares plus any amount that the Company has advanced or invested in MaSTherCell.

On November 12, 2015, the Company and MaSTherCell and each of the shareholders of MaSTherCell (the “MaSTherCell Shareholders”), entered into an amendment (“Amendment No. 2”) to the Share Exchange Agreement. Under Amendment No. 2, the MaSTherCell Shareholders option to unwind the transaction was extended to November 30, 2015, furthermore the Company agreed to remit to MaSTherCell, by way of an equity investment, the sum of EUR 3.8 million by November 30, 2015 (the “Initial Investment”), to be followed by a subsequent equity investment by December 31, 2015 in MaSTherCell of EUR 1.2 million. The extended right of the MaSTherCell Shareholders to unwind the transaction could have been exercised by them only if the Company had not achieved the Post Closing Financing and/or completed the Initial Investment (as defined) by November 30, 2015.

On December 10, 2015, the Company entered into definitive agreements with accredited investors relating to a private placement for aggregate proceeds to the Company of $4,278 thousand. From the proceeds of the Private Placement, on December 10, 2015 the Company remitted to MaSTherCell the Initial Investment of € 3.8 million or $4,103 thousand (out of the original obligation for investment of €5 million), in compliance with its obligations as required under the Share Exchange Agreement. As a result, the Unwind Option was canceled and all the shares that were issued, have been reclassed from redeemable common stock into equity.

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

CDMO

The CDMO activity is operated by MaSTherCell, which specializes in cell therapy development for advanced medicinal products. MaSTherCell is providing two types of services to its customers: (i) process and assay development services and (ii) GMP contract manufacturing services. The CDMO segment includes only the results of MaSTherCell.

CTB

The Cellular Therapy Business (“CTB”) activity is based on the Company's technology that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and differentiating (converting) them into “pancreatic beta cell-like” insulin producing cells for patients with Type 1 Diabetes. This segment is comprised of all entities aside from MaSTherCell.

The Company assesses the performance based on a measure of "Adjusted EBIT" (earnings before financial expenses and tax, and excluding share-based compensation expenses and non-recurring income or expenses). The measure of assets has not been disclosed for each segment.

Prior to the acquisition of MaSTherCell, the Company operated as one reporting segment. For this reason, the Company does not disclose comparative data for the three months ended February 28, 2015.

Segment data for the three months ended February 29, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Net revenues from external customers	$1,571	$		$(51)	$1,520
Cost of revenues	(1,288)			119	(1,169)
Research and development expenses, net			(298)	(68)	(366)
Operating expenses	(607)		(422)		(1,029)

Depreciation and amortization expense	(640)		(1)		(641)
Segment Performance	$(964)		$(721)		(1,685)

Share-based compensation				(170)	(170)
Financial income, net				1,772	1,772
Loss before income taxes					(83)

Geographic, Product and Customer Information

Substantially all of the Company's revenues and long lived assets are located in Belgium.

Net revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

Three months
ended
February 29,
2016
(in thousands)
Customer A	$764
Customer B	$562

NOTE 5 – CONVERTIBLE LOAN AGREEMENTS

During the year ended November 30, 2015, the Company entered into five convertible loan agreements with new investors for a total amount of $950 thousand (the “2015 Convertible Loans”), interest is calculated at 6% annually and was payable, along with the principal on or before the maturity date.

On December 23, 2015, the holders of all the 2015 Convertible Loans and the Company agreed to convert the 2015 Convertible Loans and accrued interest into units of the Company’s common stock, each unit comprising one share of the Company’s common stock and one three-year warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.52. Upon conversion of the 2015 Convertible Loans, the Company issued an aggregate of 1,870,638 shares of Common stock and three year warrants to purchase up to an additional 1,870,638 shares. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) before December 23, 2016, the Company will issue, for no additional consideration, additional common shares to subscribers, according to the mechanism defined in the agreements. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration.

The Company allocated the principal amount of the convertible loans and the accrued interest thereon based on their fair value.

The table below presents the fair value of the instruments issued as of the conversion date and the allocation of the proceeds (for the fair value as of February 29, 2016, see Note 9):

Total Fair
Value
(in thousands)
Warrants component	$323
Price protection derivative component	34
Shares component	616
Total	$973

NOTE 6 – COMMITMENTS

Collaboration Agreements

On March 14, 2016, the Israel subsidiary, entered into a collaboration agreement with CureCell Co., Ltd. (“CureCell”), initially for the purpose of applying for a grant from the Korea Israel Industrial R&D Foundation ("Koril-RDF") for pre-clinical and clinical activities related to the commercialization of Orgenesis Ltd.’s AIP cell therapy product in Korea ("Koril Grant"). Subject to receiving the Koril Grant, the Parties shall carry out at their own expense their respective commitments under the work plan approved by Koril-RDF and any additional work plan to be agreed between the Israeli Subsidiary and CureCell. The Israeli Subsidiary will own sole rights to any intellectual property developed from the collaboration which is derived under the Israeli Subsidiary’s AIP cell therapy product, information licensed from THM. Subject to obtaining the requisite approval needed to commence commercialization in Korea, the Israel subsidiary has agreed to grant to CureCell, or a fully owned subsidiary thereof, under a separate sub-license agreement an exclusive sub-license to the intellectual property underlying the Company’s API product solely for commercialization of the Israel subsidiary products in Korea. As part of any such license CureCell has agreed to pay annual license fees, ongoing royalties based on net sales generated by CureCell and its sublicensees, milestone payments and sublicense fees. Under the agreement, CureCell is entitled to share in the net profits derived by the Israeli Subsidiary from world-wide sales (except for sales in Korea) of any product developed as a result of the collaboration with CureCell. Additionally, CureCell was given the first right to obtain exclusive commercialization rights in Japan of the AIP product, subject to CureCell procuring all of the regulatory approvals required for commercialization in Japan.

On March 14, 2016, the Company and CureCell Co., Ltd. (“CureCell”) of Korea entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties will collaborate in the contract development and manufacturing of cell therapy products in Korea. The parties intend to pursue the joint venture through a newly established Korean company (the “JV Company”) which the Company by itself, or together with a designee, will hold a 50% participating interest therein, with the remaining 50% participating interest being held by CureCell.

Under the JVA, CureCell is to procure, at its sole expense, a GMP facility and appropriate staff in Korea for the manufacture of the cell therapy products. The Company will share with CureCell the Company’s know-how in the field of cell therapy manufactuing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli subsidiary. In addition, each party shall be required to perform its respective obligations according to a detailed work plan to be agreed upon by CureCell and Company within no later than 30 days following the execution of the JVA. Under the JVA, the Company and CureCell each undertook to remit, within two years of the execution of the JVA, $2 million to the JV Company, of which $1 million is to be in cash and the balance in an in-kind investment, the scope and valuation of which shall be preapproved in writing by CureCell and the Company. The Company’s funding will be made by way of a convertible loan to the JV Company or the joint venture (if the JV Company is not established). The JVA provides that, under certain specified conditions, the Company can require CureCell to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on the then valuation of the JV Company.

NOTE 7 – EQUITY

a.	Share Capital

The Company’s common shares are traded on the OTC Market Group’s OTCQB tier under the symbol “ORGS”.

b.	Financings

During the first quarter of 2016, the Company entered into definitive agreements with accredited investors relating to a private placement (the “Private Placement”) of (i) 432,693 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 432,693 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $225 thousand. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) within a year from the issuance date, the Company will issue, for no additional consideration, additional common shares to subscribers in the $0.52 per share which total each subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration (See also Note 9).

The Company allocated the proceeds from the private placement based on the fair value of the warrants and the price protection derivative components. The residual amount was allocated to the shares.

The table below presents the fair value of the instruments issued as of the closing dates and the allocation of the proceeds (for the fair value as of February 29, 2016, see Note 9):

Total Fair
Value
(in thousands)
Warrants component	$67
Price protection derivative component	9
Shares component	149
Total	$225

NOTE 8 – EARNING ( LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earning (loss) per share for the periods indicated:

	Three Months Ended
	February 29,	February 28,
	2016	2015
	(in thousands,
	except per share data)
Basic:
Income (loss) for the period	$225	$(790)
Weighted average number of common shares outstanding	103,127,025	55,735,394
Earning (loss) per common share	$0.002	$(0.01)
Diluted:
Income (loss) for the period	$225	(790)
Changes in fair value of embedded derivative and interest expense on convertible bonds	(104)
Change in fair value of warrants		153
Income (loss) for the period	$121	(943)

Weighted average number of shares used in the computation of basic loss per share	103,127,025	55,735,394
Number of dilutive shares related to warrants		553,543
Weighted average number of common shares outstanding	103,127,025	56,288,937

Earning (loss) per common share	$0.001	$(0.02)

Diluted earning per share does not include 12,899,314 shares underlying outstanding options, 17,933,512 shares issuable upon exercise of warrants and 1,100,000 shares upon conversion of convertible notes for the three months ended February 29, 2016, because the effect of their inclusion in the computation would be anti-dilutive.

Diluted loss per share does not include 15,267,559 shares underlying outstanding options, 350,000 shares due to stock-based compensation to service providers, 2,682,256 shares issuable upon exercise of warrants and 701,796 shares upon conversion of loans for the three months ended February 28, 2015, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 9 - FAIR VALUE PRESENTATION

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

As of February 29, 2016 and November 30, 2015 the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows (in thousands):

	February 29,	November 30,
	2016	2015
	Level 3	Level 3
Warrants (1)	$1,450	$1,382
Price protection derivative (1)	197	1,533
Embedded derivatives*(1)	177	289
Convertible bonds (2)	$1,787	$1,888

*	The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loans).

(1)      The fair value of the warrants, price protection derivatives and embedded derivatives is determined by using a Monte Carlo Simulation Model. This model, in contrast to the closed form model, such as the Black-Scholes Model, enables the Company to take into consideration the conversion price changes over the conversion period of the loan, and therefore is more appropriate in this case.

(2)      The fair value of the convertible bonds described in Note 7 of the Annual Report and is determined by using a binomial model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate on the valuation date (6%). The binomial model used the forecast of the Company share price during the convertible bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the Company has used the Euro/USD forward rates for each period. In order to solve for the embedded derivative fair value, the calculation was performed as follows:

•	Stage A - The model calculates a number of potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
•	Stage B - the embedded derivative value is calculated "backwards" in a way that takes into account the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of February 29, 2016:

	Price Protection	Embedded
	Derivative and	Derivative
	Warrants
Fair value of shares of common stock	$0.33	$0.33
Expected volatility	84%-89%	84%
Discount on lack of marketability	13%	-
Risk free interest rate	0.38%-0.9%	0.38%
Expected term (years)	0.7-2.9	0.33
Expected dividend yield	0%	0%
Expected capital raise dates	Q2 2016,Q3
	2016, Q1 2018

* The fair value of the convertible bonds is equal to their principal amount and the aggregate accrued interest.

The following table presents the assumptions that were used for the models as of November 30, 2015:

	Price Protection
	Derivative and	Embedded	Convertible
	Warrants	Derivative	Bonds
Fair value of shares of common stock	$0.33	$0.33	$0.33
Expected volatility	87%-98%	87%	88%
Discount on lack of marketability	14%	-	18%
Risk free interest rate	0.44%-1.24%	0.11%-0.49%	0.42%
Expected term (years)	0.9-3	0.08-0.87	0.8
Expected dividend yield	0%	0%	0%
Expected capital raise dates	Q2 2016-Q4
	2016, Q4 2017

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the three months ended February 29, 2016:

				Price
		Embedded	Convertible	Protection
	Warrants	Derivatives	Bonds	Derivative
		(in thousands)
Balance at beginning of the period	$1,382	$289	$1,888	$1,533
Additions	390			43
Conversion		(10)
Changes in fair value during the period	(322)	(102)	(157)	(1,379)
Translation adjustments			56
Balance at end of the period	$1,450	$177	$1,787	$197

(*) There were no transfers to Level 3 during the three months ended February 29, 2016.

The Company has performed a sensitivity analysis of the results for the warrants fair value to changes in the assumptions for expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of February 29, 2016	$1,268	$1,450	$1,618

The Company has performed a sensitivity analysis of the results for the price protection derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of February 29, 2016	$192	$196	$199

The Company has performed a sensitivity analysis of the results for the Embedded Derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of February 29, 2016	$168.1	$177	$185.8

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the year ended November 30, 2015:

				Price
		Embedded	Convertible	Protection
	Warrants	Derivatives	Bonds	Derivative
		(in thousands)
Balance at beginning of the year	$560	$992	$-	$-
Additions	1,390	112	3,234	1,526
Changes in fair value related to warrants expired*	(525)			7
Changes in fair value during the period	(43)	(814)	(1,221)
Translation adjustments			(125)
Balance at end of the year	$1,382	$289	$1,888	$1,533

(*) During the twelve months ended November 30, 2015, 1,826,718 warrants have expired. There were no transfers to Level 3 during the twelve months ended November 30, 2015.

NOTE 10 - SUBSEQUENT EVENTS

a.      On March 11, 2016, the Company entered into definitive agreement with an investor relating to a private placement of (i) 769,232 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 769,232 shares of the Company’s common stock at a per share exercise price of $0.52. The purchased securities will be issued pursuant to subscription agreements between the Company and the purchaser for aggregate proceeds to the Company of $400 thousand. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) through the first anniversary of the issuance date, the Company will issue, for no additional consideration, additional common shares to subscribers in the $0.52 per share which total each subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration.

b.      In April 2016, the Belgian Subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DGO6) for a budgeted EUR 1,304 thousand support program for the development of a potential cure for Type 1 Diabetes. The financial support is awarded to the Belgium subsidiary as a recoverable advance payment at 55% of budgeted costs, or for a total of EUR 717 thousand. The grant will be paid to Orgenesis over a period of 1 year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as amended and filed with the Securities & Exchange Commission on March 30, 2016. Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

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

•	belief that our treatment seems to be safer than other options;
•	belief that one of our principal competitive advantages is our cell trans-differentiation technology being developed by our Israeli Subsidiary;
•	expectations regarding our Israeli Subsidiary’s ability to obtain and maintain intellectual property protection for our technology and therapies;
•	ability to commercialize products in light of the intellectual property rights of others;
•	ability to obtain funding for operations, including funding necessary to prepare for clinical trials and to complete such clinical trials;
•	future agreements with third parties in connection with the commercialization of our technologies;
•	size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	regulatory developments in the United States and foreign countries;
•	ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	plans to integrate and support our manufacturing facilities in Belgium;
•	success as it is compared to competing therapies that are or may become available;
•	ability to attract and retain key scientific or management personnel and to expand our management team;
•	accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
•	belief that Diabetes Mellitus will be one of the most challenging health problems in the 21st century and will have staggering health, societal and economic impact;
•	need to raise additional funds on an immediate basis which may not be available on acceptable terms or at all;
•	research facility in Israel and the surrounding Middle East political situation which may materially adversely affect our Israeli Subsidiary’s operations and personnel;
•	relationship with Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (“THM”) and the risk that THM may cancel the License Agreement;
•	expenditures not resulting in commercially successful products; and
•	extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K, as amended and filed with the Securities & Exchange Commission on March 30, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity or performance. Moreover, neither the company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us”, "our", “Orgenesis” or the “Company” refer to Orgenesis Inc. and its wholly-owned Subsidiaries, Orgenesis Ltd. (the “Israeli Subsidiary”), Orgenesis SPRL (the “Belgian Subsidiary”), Orgenesis Maryland, Inc. (the “U.S. Subsidiary”) and MaSTherCell SA (“MaSTherCell”), our Belgian-based subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Our cell therapy technology derives from published work of Prof. Sarah Ferber, our Chief Science Officer and a researcher at THM, a leading medical hospital and research center in Israel, who established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and transdifferentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells. Furthermore, those cells were found to be resistant to autoimmune attack and to produce insulin in a glucose-sensitive manner in relevant animal models. Our development activities with respect to cell-derived and related therapies, which are conducted through the Israeli Subsidiary, have, to date, been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to diabetes and other potential indications.

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

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult organism throughout its lifetime. Cell therapy is the prevention or treatment of human disease by the administration of cells that have been selected, multiplied and pharmacologically treated or altered outside the body (ex vivo). To date, the most common type of cell therapy has been the replacement of mature, functioning cells through blood and platelet transfusions. Since the 1970s, first bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by the chemotherapy and radiation that are used to treat many cancers. These types of cell therapies are standard practice world-wide and are typically reimbursed by insurance.

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

Because the islets are obtained from cadavers that are unrelated to the patient, the patient needs to be treated with drugs that inhibit the immune response so that the patient doesn’t reject the transplant. In the early days of islet transplantation, the drugs were so powerful that they actually were toxic to the islets; improvements in the procedure are widely used and are now referred to as the Edmonton Protocol.

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

Contract Development and Manufacturing Business

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

Our Plans for MaSTherCell

We are conducting our CDMO business through MaSTherCell. Subject to raising additional working capital, we intend to devote significant resources to process development and manufacturing in order to optimize the safety and efficacy of our future product candidates for our customers, as well as our cost of goods and time to market. Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We believe that operating our own manufacturing facility provides us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

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

Recent Corporate Developments

Since the commencement of the year through February 29, 2016, we have experienced the following corporate developments:

Collaboration Agreement with Grand China Energy Group Limited

On February 18, 2016, the Company, through its Israeli Subsidiary, entered into a Collaboration Agreement (the "Collaboration Agreement) with Grand China Energy Group Limited with headquarters in Beijing, China ("Grand China") to collaborate in carrying out clinical trials and marketing the Company's autologous insulin producing cell therapy product ("API") in the Peoples Republic of China, Hong Kong and Macau (the "Territory"), based on achieving certain pre-market development milestones that include Grand China obtaining the requisite regulatory approvals for commercialization of the API, including performing all clinical and other testing required for market authorization in each jurisdiction in the Territory. Upon achieving the pre-market development milestones by Grand China, the parties will collaborate on marketing the products in the Territory. Grand China will bear all costs associated with the pre-marketing development efforts in the Territory, which is expected to last for approximately four years.

Subject to the completion of the pre-marketing development milestones, the Israeli Subsidiary has agreed to grant to Grand China, or a fully owned subsidiary thereof, under a separate sub-license agreement (the "Sub-License Agreement"), an exclusive sub-license to the intellectual property underlying the API solely for commercialization of the Company's products in each such jurisdiction in the Territory where all of the pre-marketing development required to commercialize the API product have been successfully completed by Grand China. Grand China has agreed to pay annual license fees, ongoing royalties based on net sales generated by Grand China and its sublicensees, milestone payments and sublicense fees. It is anticipated that the Sub-License Agreement will also contain, among other things, minimum sales requirements as well as other provisions common in licensing agreements for international biotech licensing agreements.

The Collaboration Agreement is terminable by our Israeli Subsidiary upon certain conditions, including, but not limited to, if the clinical trials necessary to obtain the pre-marketing approval are not commenced with 12 months of the date of the execution of the agreement or if all approvals necessary for the commencement of marketing in the Territory are not obtained within four years. The Collaboration Agreement is also terminable under certain limited conditions relating to a party's insolvency or bankruptcy related event or breach of a material term of the agreement and force majeure events.

Joint Venture Agreement with CureCell Co., Ltd.

On March 14, 2016, the Company and CureCell Co., Ltd. ("CureCell") of Korea entered into a Joint Venture Agreement (the "JVA") pursuant to which the parties will collaborate in the contract development and manufacturing of cell therapy products in Korea. The parties intend to pursue the joint venture through a newly established Korean company (hereinafter the "JV Company") which the Company by itself, or together with a designee, will hold a 50% participating interest therein, with the remaining 50% participating interest being held by CureCell.

Under the JVA, CureCell is to procure, at its sole expense, a GMP facility and appropriate staff in Korea for the manufacture of the cell therapy products. The Company will share with CureCell the Company's know-how in the field of cell therapy manufacturing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to our Israeli Subsidiary. In addition, each party shall be required to exert best commercial efforts to carry out, in a timely and professional manner, its respective obligations according to a detailed work plan to be agreed upon by CureCell and Company within no later than 30 days following the execution of the JVA. Under the JVA, the Company and CureCell each undertook to remit, within two years of the execution of the JVA, $2 million to the JV Company, of which $1 million is to be in cash and the balance in an in-kind investment, the scope and valuation of which shall be preapproved in writing by CureCell and the Company. The Company's funding will be made by way of a convertible loan to the JV Company or the joint venture (if the JV Company is not established). Additionally, the parties agreed to establish a steering committee for the management of the JV Company comprised of five members, two of which are to designated by each of the Company and CureCell and the fifth to be an independent third party industry expert acceptable to each of the Company and CureCell.

The JVA provides that, under certain specified conditions, the Company can require CureCell to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company's common stock based on the then valuation of the JV Company.

On March 14, 2016, the Israel subsidiary, entered into a collaboration agreement with CureCell Co., Ltd. (“CureCell”), initially for the purpose of applying for a grant from the Korea Israel Industrial R&D Foundation ("Koril-RDF") for pre-clinical and clinical activities related to the commercialization of Orgenesis Ltd.’s AIP cell therapy product in Korea ("Koril Grant"). Subject to receiving the Koril Grant, the Parties shall carry out at their own expense their respective commitments under the work plan approved by Koril-RDF and any additional work plan to be agreed between the Israeli Subsidiary and CureCell. The Israeli Subsidiary will own sole rights to any intellectual property developed from the collaboration which is derived under the Israeli Subsidiary’s AIP cell therapy product, information licensed from THM. Subject to obtaining the requisite approval needed to commence commercialization in Korea, the Israel subsidiary has agreed to grant to CureCell, or a fully owned subsidiary thereof, under a separate sub-license agreement an exclusive sub-license to the intellectual property underlying the Company’s API product solely for commercialization of the Israel subsidiary products in Korea. As part of any such license CureCell has agreed to pay annual license fees, ongoing royalties based on net sales generated by CureCell and its sublicensees, milestone payments and sublicense fees. Under the agreement, CureCell is entitled to share in the net profits derived by the Israeli Subsidiary from world-wide sales (except for sales in Korea) of any product developed as a result of the collaboration with CureCell. Additionally, CureCell was given the first right to obtain exclusive commercialization rights in Japan of the AIP product, subject to CureCell procuring all of the regulatory approvals required for commercialization in Japan.

Results of Operations

Comparison of the Three Months Ended February 29, 2016 to the Three Months Ended February 28, 2015

Revenue and Cost of Sales

For the three months ended February 29, 2016, our total revenues and cost of sales were approximately $1.52 and $1.48 million, respectively, as opposed to none for the corresponding period in 2015. The increase in revenue is attributable to our acquisition of MaSTherCell and the revenues they recognize from services and sales of consumables.

Expenses

The Company’s expenses for the three months ended February 29, 2016 are summarized as follows in comparison to its expenses for the three months ended February 28, 2015:

	Three Months		Three Months
	Ended February 29,		Ended February 28,
	2016		2015
	(in thousands)
Revenues	$(1,520)	$
Cost of sales	1,480
Research and development expenses, net	401		175
Amortization of intangible assets	328
Selling, general and administrative expenses	1,166		659
Financial income, net	(1,772)		(44)
Loss before income taxes	$83		$790

Research and Development Expenses, net

	Three Months	Three Months
	Ended February 29,	Ended February 28,
	2016	2015
	(in thousands)
Salaries and related expenses	$251	118
Stock-based compensation	34	41
Professional fees and consulting services	91	123
Lab expenses	91	63
Other research and development expenses	45	36
Less – grant	(111)	(206)
Total	$401	$175

The decrease in professional fees and consulting services and the increase in salaries and related expenses in the three months ended February 29, 2016, compared to the three months ended February 28, 2015, is primarily due to the merger with MaSTherCell, which was one of our subcontractors for the DGO6 project before the acquisition. In addition, part of the increase in salaries and related expenses is due to an increase in the volume of work that was done by MaSTherCell as opposed to the corresponding period in 2015. The decrease in grant income is due to a $57 thousand decrease on the Tedco project, and $50 thousand decrease on the DGO6 project due to the reduction in the volume of work that was done by our Israeli subsidiary. This was offset by grant income of $18 thousand due to work performed under the grant approved from BIRD.

Selling, General and Administrative Expenses

	Three Months	Three Months
	Ended February 29,	Ended February 28,
	2016	2015
	(in thousands)
Salaries and related expenses	$204	$114
Stock-based compensation	137	207
Accounting and legal fees	208	187
Professional fees	314	82
Rent and related expenses	151
Business development	84	14
Other general and administrative expenses	68	55
Total	$1,166	$659

Selling, general and administrative expenses for the three months ended February 29, 2016 increased by 77%, or $508 thousand, compared to the three months ended February 28, 2015. The main increase in costs related to selling, general and administrative activities is due to MaSTherCell activities of $606 thousand and an increase in the amount of $22 thousand due to a new patent application. This increase was partially offset by a decrease of $70 thousand in stock-based compensation costs and a decrease of $50 thousand in professional fees due to reduced reliance on outside professionals as compared to the same period last year.

Financial Income, net

	Three Months	Three Months
	Ended February 29,	Ended February 28,
	2016	2015
	(in thousands)
Decrease in fair value of warrants and
financial liabilities measured at fair value	$(1,960)	$(183)
Interest expense on loans and convertible
loans	185	116
Foreign exchange loss, net	3	19
Other expenses		4
Total	$(1,772)	$(44)

The increase in financial income for the three months ended February 29, 2016 compared to the same period of 2015 is mainly attributable to a decrease of $157 thousand in the convertible bonds and $1.6 million in the fair value of warrants, price protection derivative and embedded derivative. The main reason is the Company's updated assumptions related to the probabilities of activating the anti dilution mechanism.. This increase was partially offset by an increase of $121 thousand of interest expense of the MaSTherCell loans.

Liquidity and Financial Condition

Working Capital Deficiency

	February 29,	November 30,
	2016	2015
	(in thousands)
Current assets	$5,055	$8,206
Current liabilities	12,412	16,476
Working capital deficiency	$(7,357)	$(8,270)

The decrease in current assets is mainly due to a decrease of $3.2 million in cash and cash equivalents, which was partially offset by an increase in amount of $0.5 million in accounts receivable.

The decrease in current liabilities is mainly due to a decrease of $1.6 million in Short-term loans and current maturities of long term loans, $1 million in convertible loans following the conversion to equity and $1.4 million in price protection derivative.

Cash Flows

	Three months	Three months
	Ended February 29,	Ended February 28,
	2016	2015
	(in thousands)
Net income (loss)	$255	$(790)
Net cash used in operating activities	(1,341)	(641)
Net cash used in investing activities	(354)	(11)
Net cash used in financing activities	(1,508)	(14)
Increase (decrease) in cash and cash equivalents	$(3,203)	$(666)

The increases in net cash used in operating and investing activities for the three months ended February 29, 2016 compared to the three months ended February 28, 2015 was mainly due to the CDMO activities that commenced pursuant to the acquisition of MaSTherCell in March 2015.

The increases in cash used in financing activities for the three months ended February 29, 2016 compared to the three months ended February 28, 2015 was due to the repayment of short and long-term loans in amount of $1.7 million, which was offset by proceeds from issuance of shares, and warrants in the amount of $0.2 million.

We need to raise additional operating capital on an immediate basis. Management believes that our current cash resources will allow us to conduct operations as presently conducted through August 2016. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to remain as a going concern thereafter.

The factors that can impact our ability to continue to fund our operating needs through August 2016 include, but are not limited to:

•	Our ability to expand revenue volume at MaSTherCell, which is highly dependent on finite manufacturing facilities;
•	Our ability to maintain manufacturing costs at MaSTherCell as expected; and
•	Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, enhancing our technical capabilities, and pursing new business opportunities.

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

Going Concern

The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through February 29, 2016 of $20.4 million, as well as negative cash flows from operating activities. Company's management estimates that the cash and cash equivalents balance as of February 29, 2016 of $933 thousand, is not sufficient to fund the Company’s operational and clinical development activities for the twelve months following February 29, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

Management is in ongoing financing discussions with third party investors and existing shareholders with a view to secure the needed financing. However, there is no assurance that the Company will be successful with those initiatives.

The interim condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.

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

We expect that our operating expenses will increase over the next twelve months to continue our development activities. We expect to raise money through equity financing via the sale of our common stock. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

On September 9, 2015, the Israeli Subsidiary entered into a Pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and Pall Corporation, a U.S. company. BIRD will give a conditional grant of $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on March 1, 2015. Upon the conclusion of product development, the grant shall be repaid at the rate of 5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on March 1, 2015. During the three months ended February 29, 2016, the Israeli Subsidiary received an additional $100 thousand under the grant.

On March 11, 2016, we entered into definitive agreement with an investor relating to a private placement of (i) 769,232 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 769,232 shares of the Company’s common stock at a per share exercise price of $0.52. The purchased securities will be issued pursuant to subscription agreements between the Company and the purchaser for aggregate proceeds of $400 thousand. Furthermore, in the event we issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) through the first anniversary of the issuance date, we will issue, for no additional consideration, additional common shares to subscribers in the $0.52 per share which total each subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration.

In April 2016, our Belgium subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DGO6) for a budgeted EUR 1,304 thousand support program for the development of a potential cure for Type 1 Diabetes. The financial support is awarded as a recoverable advance payment at 55% of budgeted costs, or for a total of EUR 717 thousand. The grant will be paid to the Company over a period of 1 year.

During 2016 and 2015, we have received certain grant funding and have relied and expect to continue to rely on such funding to further our clinical development in the future.

Cash Requirements

The Company’s plan of operation over the next 12 months is to:

•	initiate regulatory activities in Europe and the United States;
•	locate suitable facility in the U.S. for tech transfer and manufacturing scale-up;
•	purchase equipment needed for its cell production process;
•	hire key personnel including in GMP implementation and general and administrative;
•	collaborate with clinical centers and regulators to carry out clinical studies and clinical safety testing;
•	identify optional technologies for scale up of the cells production process; and
•	initialize efforts to validate the manufacturing process.

The Company estimates its operating capital needs for the next 12 months as of February 29, 2016 to be as follows (in thousands):

GMP process development and validation	$2,200
Scale-up of Manufacturing	3,500
General and administrative	1,300
Working capital	3,000
Total	$10,000

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

Recent Accounting Pronouncements

See Note 2 for a discussion of Recently Issued Accounting Pronouncements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of February 29, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management believes the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended February 29, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Regulation S-K:

No.	Description
10.21*	Form of Subscription Agreement
10.22*	Form of Securities Purchase Agreement and Note Payable Credit Line Agreement
21.1	List of Subsidiaries of Orgenesis Inc.
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

No.	Description
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President, Chief Executive Officer, and Chairperson of the Board
(Principal Executive Officer)
Date: April 14, 2016

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2016