Form 10-Q
period 2016-05-31
Orgenesis Inc.
filed 2016-07-15
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2016

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
Yes [   ]        No [X].

As of July 14, 2016, there were 110,732,129 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2016

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

	May 31,	November 30,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$474	$4,168
Accounts receivable	1,712	1,173
Prepaid expenses and other receivables	1,117	1,118
Grants receivable	1,431	1,446
Inventory	413	301
Total current assets	5,147	8,206
NON CURRENT ASSETS:
Property and equipment, net	4,787	4,296
Restricted cash	5	5
Intangible assets, net	16,683	16,653
Goodwill	10,059	9,535
Other assets	65	53
Total non current assets	31,599	30,542
TOTAL ASSETS	36,746	38,748
Liabilities and equity (net of capital deficiency)
CURRENT LIABILITIES:
Accounts payable	4,209	3,475
Accrued expenses	975	816
Employee and related payables	1,947	1,348
Related parties	42	42
Advance payments on account of grant	136	307
Short-term loans and current maturities of long term loans	1,249	2,829
Deferred income	1,617	1,216
Convertible loans	2,199	3,022
Convertible bonds	1,859	1,888
Price protection derivative	175	1,533
TOTAL CURRENT LIABILITIES	14,408	16,476

LONG-TERM LIABILITIES:
Loans payable	2,514	2,540
Warrants	1,730	1,382
Retirement benefits obligation	5	5
Deferred taxes	2,562	3,327
TOTAL LONG-TERM LIABILITIES	6,811	7,254
TOTAL LIABILITIES	21,219	23,730
COMMITMENTS
REDEEMABLE COMMON STOCK		21,458
EQUITY (CAPITAL DEFICIENCY):
Common stock	11	6
Additional paid-in capital	39,402	14,229
Receipts on account of shares to be allotted	623	1,251
Accumulated other comprehensive loss	(202)	(1,286)
Accumulated deficit	(24,307)	(20,640)
TOTAL EQUITY (CAPITAL DEFICIENCY)	15,527	(6,440)
TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$36,746	$38,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars in thousands, except share and loss per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
REVENUES	$1,132	$820	$2,652	$820
COST OF REVENUES	1,964	973	3,444	973
GROSS PROFIT (LOSS)	(832)	(153)	(792)	(153)

RESEARCH AND DEVELOPMENT EXPENSES, net	486	290	887	465
AMORTIZATION OF INTANGIBLE ASSETS	482	393	810	393
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,173	1,200	3,339	1,858
OPERATING LOSS	3,973	2,036	5,828	2,869
FINANCIAL EXPENSES (INCOME), net	553	(924)	(1,219)	(967)
LOSS BEFORE INCOME TAXES	4,526	1,112	4,609	1,902
INCOME TAX BENEFIT	(634)	(15)	(942)	(15)
NET LOSS	$3,892	$1,097	$3,667	1,887

LOSS PER SHARE:
Basic	$0.04	$0.02	$0.03	$0.03
Diluted	$0.04	$0.03	$0.04	$0.05
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE:
Basic	107,583,871	55,785,407	106,693,858	55,760,675
Diluted	107,583,871	62,795,145	106,693,858	60,159,549

OTHER COMPREHENSIVE LOSS:
Net loss	$3,892	$1,097	$3,667	1,887
Translation adjustments	(580)	458	(1,084)	560
TOTAL COMPREHENSIVE LOSS	$3,312	$1,555	2,583	2,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(U.S. Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock			Receipts
				on Account	Accumulated
			Additional	of Share	Other
		Par	Paid-in	to be	Comprehensive	Accumulated
	Number	Value	Capital	Allotted	Loss	Deficit	Total

Balance at December 1, 2014	55,970,565	$6	$13,152	$60	$(18)	$(16,179)	$(2,979)
Changes during the six months ended May 31, 2015:
Stock-based compensation to employees and directors			321				321
Stock-based compensation to service providers			57				57
Comprehensive loss for the period					(560)	(1,887)	(2,447)
Balance at May 31, 2015	55,970,565	$6	$13,530	$60	$(578)	$(18,066)	$(5,048)

Balance at December 1, 2015	55,835,950	$6	$14,229	$1,251	$(1,286)	$(20,640)	$(6,440)
Changes during the six months ended May 31, 2016:
Stock-based compensation to employees and directors			865				865
Stock-based compensation to service providers			792				792
Warrants and shares to be issued due to extinguishment of a convertible loan			114				114
Issuances of shares from investments and conversion of convertible loans	10,502,132	1	1,948	(1,251)			698
Reclassification of redeemable common stock	42,401,724	4	21,454				21,458
Receipts on account of shares to be allotted				623			623
Comprehensive loss for the period					1,084	(3,667)	(2,583)
Balance at May 31, 2016	108,739,806	$11	$39,402	$623	$(202)	$(24,307)	$15,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,667)	$(1,887)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,657	378
Loss from extinguishment of a convertible loan	229	-
Depreciation and amortization expenses	1,335	625
Change in fair value of warrants and embedded derivatives	(1,721)	(951)
Change in fair value of convertible bonds	(132)	(379)
Interest expense accrued on loans and convertible loans	56	224
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(471)	210
Inccrease in inventory	(94)	(33)
Increase in other assets	(9)	-
Decrease (increase) in prepaid expenses and other accounts receivable	34	(789)
Increase in accounts payable	587	311
Increase in accrued expenses	150	101
Increase in employee and related payables	579	91
Increase in deferred income	332	601
Increase (decrease) in advance payments and receivables on account of grant	(87)	496
Decrease in deferred taxes	(944)	(15)
Net cash used in operating activities	(2,166)	(1,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(708)	(244)
Restricted cash	-	(5)
Acquisition of MaSTherCell, net of cash acquired	-	305
Net cash provided by (used in) investing activities	(708)	56
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit	-	(14)
Proceeds from issuance of warrants into shares and warrants	975	-
Proceeds from issuance of loans payable	-	317
Repayment of short and long-term debt	(1,828)	(67)
Net cash provided by (used in) financing activities	(853)	236
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,727)	(725)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	33	(404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,168	1,314
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$474	$185

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Conversion of loans (including accrued interest) to common stock and warrants	$1,028
Reclassification of redeemable common stock to equity	$21,458
SUPPLEMENTAL INFORMATION ON INTEREST PAID IN CASH	$143

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended May 31, 2016 and 2015

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

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of May 31, 2016, and the consolidated statements of comprehensive loss for the three and six months ended May 31 2016 and 2015, and the changes in equity (capital deficiency) and cash flows for the six months period ended May 31, 2016 and 2015. The results for the six months ended May 31, 2016 are not necessarily indicative of the results to be expected for the year ending November 30, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2016, the Company had not achieved profitable operations, had accumulated losses of $24.3 million (since inception), had a negative cash flows from operating activities, had a working deficiency of $9.3 million and expects to incur further losses in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. The Company needs to raise significant funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations. The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results. Presently, the Company does not have any financing commitment from any person, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The Company has been funding its operations primarily from the proceeds from the private placements of its convertible and equity securities. From December 2015 through May 2016, the Company received proceeds of approximately $975 thousand from the proceeds of the private placement to certain accredited investors of its unsecured equity stock. In addition, between June 1 and July 14, 2016, the Company raised an additional $1.4 million from the proceeds of private placement of its securities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are consistent with those of the previous financial year except as described below.

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Prior to this, there was no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update provide that guidance. In doing so, the amendments reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended November 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the availability, amount and nature of such financing over the next twelve months.

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

NOTE 3 – ACQUISITION OF MASTHERCELL

Description of the Transaction

The Company entered into a share exchange agreement dated November 3, 2014, as subsequently amended (the "Share Exchange Agreement" or "SEA"), with MaSTherCell SA, Cell Therapy Holding SA (collectively “MaSTherCell”). Pursuant to the Share Exchange Agreement, which closed on March 2, 2015 in exchange for all of the issued and outstanding shares of MaSTherCell, the Company issued to the shareholders of MaSTherCell an aggregate of 42,401,724 shares (the “Consideration Shares”) of common stock at a price of $0.58 per share for an aggregate price of $24.6 million. Out of the Consideration Shares, 8,173,483 shares will be allocated to the bondholders of MaSTherCell in case of conversion.

On November 12, 2015, the Company and MaSTherCell and each of the shareholders of MaSTherCell (the “MaSTherCell Shareholders”), entered into an amendment (“Amendment No. 2”) to the Share Exchange Agreement. Under Amendment No. 2, the MaSTherCell Shareholders option to unwind the transaction as contained in the original Share Exchange Agreement (the “Unwind Option”) was extended to November 30, 2015. In addition the Company agreed to remit to MaSTherCell, by way of an equity investment, the sum of EUR 3.8 million by November 30, 2015 (the “Initial Investment”), to be followed by a subsequent equity investment by December 31, 2015 in MaSTherCell of EUR 1.2 million. The extended right of the MaSTherCell Shareholders to unwind the transaction could have been exercised by them only if the Company had not achieved the Post Closing Financing and/or completed the Initial Investment (as defined) by November 30, 2015.

In connection with the equity investment, on December 10, 2015 the Company agreed to invest EUR 2.2 million in MaSTherCell equity in addition to the Initial Investment, which additional amount becomes due upon the request of the MaSTherCell board of directors, of whom Company directors/officers currently represent a majority. The Company’s agreement represents an increase of EUR 1 million over the amount which the Company was previously obligated to invest in MaSTherCell under the Share Exchange Agreement as additional equity and replaces any funding obligation that the Company had under the SEA, as amended.

On December 10, 2015 the Company remitted to MaSTherCell the Initial Investment of € 3.8 million or $4.1 million (out of the original obligation for investment of €6 million), in compliance with its obligations as required under the Share Exchange Agreement. As a result, the Unwind Option was canceled and all the shares that were issued, have been reclassed from redeemable common stock into equity.

During the three months ended May 31, 2016, the Company remitted to MaSTherCell an additional $328 thousand (€ 286 thousand), in compliance with its obligations. On June and July 2016, an additional $1 million (€ 896 thousand was remitted to MaSTherCell (See also Note 11).

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

CTB

The Cellular Therapy Business (“CTB”) activity is based on the technology licensed by the Israeli Subsidiary, that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and differentiating (converting) them into “pancreatic beta cell-like” insulin producing cells for patients with Type 1 Diabetes. This segment is comprised of all entities aside from MaSTherCell.

The Company assesses the performance based on a measure of "Adjusted EBIT" (earnings before financial expenses and tax, and excluding share-based compensation expenses and non-recurring income or expenses). The measure of assets has not been disclosed for each segment.

Adjusted EBIT is a non-GAAP financial measure that the Company believes that provides useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as the Company's management and board of directors.

Segment data for the six months ended May 31, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Net revenues from external customers	$2,974	$		$(322)	$2,652
Cost of revenues	(3,220)			299	(2,921)
Research and development expenses, net			(674)	23	(651)
Operating expenses	(1,065)		(851)		(1,916)

Depreciation and amortization expenses	(1,333)		(2)		(1,335)
Segment Performance	$(2,644)		$(1,527)		(4,171)

Stock-based compensation				(1,657)	(1,657)
Financial income (expenses), net				1,219	1,219
Loss before income taxes					$(4,609)

      Segment data for the six months ended May 31, 2015 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Net revenues from external customers	$951	$		$(131)	$820
Cost of revenues	(743)				(743)
Research and development expenses, net			(517)	131	(386)
Operating expenses	(664)		(893)		(1,557)

Depreciation and amortization expense	(622)		(3)		(625)
Segment Performance	$(1,078)		$(1,413)		(2,491)

Stock-based compensation				(378)	(378)
Financial income (expenses), net				967	967
Loss before income taxes					$(1,902)

      Segment data for the three months ended May 31, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Net revenues from external customers	$1,403	$		$(271)	$1,132
Cost of revenues	(1,932)			180	(1,752)
Research and development expenses, net			(376)	91	(285)
Operating expenses	(458)		(429)		(887)

Depreciation and amortization expense	(693)		(1)		(694)
Segment Performance	$(1,680)		$(806)		(2,486)

Share-based compensation				(1,487)	(1,487)
Financial income (expenses), net				(553)	(553)
Loss before income taxes					$(4,526)

      Segment data for the three months ended May 31, 2015 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Net revenues from external customers	$951	$		$(131)	$820
Cost of revenues	(743)				(743)
Research and development expenses, net			(290)	131	(159)
Operating expenses	(664)		(534)		(1,198)

Depreciation and amortization expense	(622)		(3)		(625)
Segment Performance	$(1,078)		$(827)		(1,905)

Stock-based compensation				(131)	(131)
Financial income (expenses), net				924	924
Loss before income taxes					$(1,112)

Geographic, Product and Customer Information

Substantially all of the Company's revenues and long lived assets are located in Belgium.

Net revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Three Months	Six Months
	Ended May 31,	Ended May 31,
	2016	2016
	(in thousands)
Customer A	$830	$1,594
Customer B	$420	$981

The Company has included adjusted EBIT in this Quarterly Report on Form 10-Q because it is a key measure used to evaluate the Company’s financial and operating performance, generate future operating plans and make strategic decisions for the allocation of capital. Accordingly, the Company believes that adjusted EBIT provides useful information to investors and others in understanding and evaluating the operating results in the same manner as our management and board of directors. While the Company believes that this non-GAAP financial measure is useful in evaluating its business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with US GAAP.

NOTE 5 – CONVERTIBLE LOAN AGREEMENTS

1) During the year ended November 30, 2015 and 2014, the Company entered into six convertible loan agreements (out of which five during 2015) with new investors for a total amount of $1 million (the “Convertible Loans”), interest is calculated at 6% annually and was payable, along with the principal on or before the maturity date.

On April 27, 2016 and December 23, 2015, the holders of all the Convertible Loans and the Company agreed to convert the Convertible Loans and accrued interest into units of the Company’s common stock, each unit comprising one share of the Company’s common stock and one three-year warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.52. Upon conversion of the Convertible Loans, the Company issued an aggregate of 1,976,330 shares of Common stock and three year warrants to purchase up to an additional 1,976,330 shares. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) on or before December 23, 2016, the Company will issue, for no additional consideration, additional common shares to subscribers, according to the mechanism defined in the agreements. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration.

The Company allocated the principal amount of the convertible loans and the accrued interest thereon based on their fair value.

The table below presents the fair value of the instruments issued as of the conversion dates and the allocation of the proceeds (for the fair value as of May 31, 2016, see Note 10):

	Total Fair Value
	(in thousands)
	December 23,	April 27,
	2015	2016
Warrants component	$323	$13
Price protection derivative component	34	2
Shares component	614	32
Total	$971	$47

2) On April 27, 2016, the Company entered into an assignment and assumption of debt agreement with Nine Investments Ltd. (“Nine Investments”) and Admiral Ventures Inc. (“Admiral”). Pursuant to the terms of a Convertible Loan Agreement dated May 29, 2014, as amended on December 2014 (collectively, the "Loan Agreement"), Nine Investments agreed to assign and transfer to Admiral all of the Company’s obligations for the outstanding amount of the Loan Agreement. Additional amendments to the provisions of the Loan Agreement were executed as follows:

a)        Extend the due date of the loan of $1.5 million through September 30, 2016;
b)       The Company paid to Admiral an extension fee in the form of 288,461 units, each unit was comprised of one common share and one, three-year warrant for one common share at an exercise price of $0.52 per common share. The fair value of the warrants as of the grant date was $34 thousand. Using the Black-Scholes model, the shares were valued at the fair value of the Company’s common stock as of April 27, 2016, or $0.28; and
c)       The Company shall accrue additional interest totalling $55 thousand for the period from January 31, 2015 to December 31, 2015. In addition the interest rate shall be 12% per annum commencing from January 1, 2016.

The Company accounted for the above changes as an extinguishment of the old debt and issuance of a new debt. As a result, a loss of $229 thousand was recorded within financial expenses.

NOTE 6 – COMMITMENTS

Collaboration Agreements

1)           On March 14, 2016, the Israel subsidiary, entered into a collaboration agreement with CureCell Co., Ltd. (“CureCell”), initially for the purpose of applying for a grant from the Korea Israel Industrial R&D Foundation ("Koril-RDF") for pre-clinical and clinical activities related to the commercialization of Orgenesis Ltd.’s AIP cell therapy product in Korea ("Koril Grant"). Subject to receiving the Koril Grant, the Parties agreed to carry out at their own expense their respective commitments under the work plan approved by Koril-RDF and any additional work plan to be agreed between the Israeli Subsidiary and CureCell. The Israeli Subsidiary will own sole rights to any intellectual property developed from the collaboration which is derived under the Israeli Subsidiary’s AIP cell therapy product, information licensed from THM. Subject to obtaining the requisite approval needed to commence commercialization in Korea, the Israel subsidiary has agreed to grant to CureCell, or a fully owned subsidiary thereof, under a separate sub-license agreement an exclusive sub-license to the intellectual property underlying the Company’s API product solely for commercialization of the Israel subsidiary products in Korea. As part of any such license, CureCell has agreed to pay annual license fees, ongoing royalties based on net sales generated by CureCell and its sublicensees, milestone payments and sublicense fees. Under the agreement, CureCell is entitled to share in the net profits derived by the Israeli Subsidiary from world-wide sales (except for sales in Korea) of any product developed as a result of the collaboration with CureCell. Additionally, CureCell was given the first right to obtain exclusive commercialization rights in Japan of the AIP product, subject to CureCell procuring all of the regulatory approvals required for commercialization in Japan.

2)           On March 14, 2016, the Company and CureCell Co., Ltd. (“CureCell”) of Korea entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties will collaborate in the contract development and manufacturing of cell therapy products in Korea. The parties intend to pursue the joint venture through a newly established Korean company (the “JV Company”) which the Company by itself, or together with a designee, will hold a 50% participating interest therein, with the remaining 50% participating interest being held by CureCell. Under the JVA, CureCell is to procure, at its sole expense, a GMP facility and appropriate staff in Korea for the manufacture of the cell therapy products. The Company will share with CureCell the Company’s know-how in the field of cell therapy manufacturing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli subsidiary. In addition, each party shall be required to perform its respective obligations according to a detailed work plan to be agreed upon by CureCell and Company within no later than 30 days following the execution of the JVA. Under the JVA, the Company and CureCell each undertook to remit, within two years of the execution of the JVA, $2 million to the JV Company, of which $1 million is to be in cash and the balance in an in-kind investment, the scope and valuation of which shall be preapproved in writing by CureCell and the Company. The Company’s funding will be made by way of a convertible loan to the JV Company or the joint venture (if the JV Company is not established). The JVA provides that, under certain specified conditions, the Company can require CureCell to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on the then valuation of the JV Company.

3)           On May 10, 2016 (the “Effective Date”), the Company and Atvio Biotech Ltd., a newly formed Israeli company (“Atvio”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in the State of Israel. The parties intend to pursue the joint venture through Atvio, in which the Company will have a 50% participating interest therein. Under the JVA, Atvio is to procure, at its sole expense, a GMP facility and appropriate staff in Israel. The Company will share with Atvio the Company’s know-how in the field of cell therapy manufacturing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli Subsidiary. The parties are to create a mutually agreeable work plan within 60 days following the execution of the JVA, detailing each party’s respective obligations. Subject to the adoption of a work plan acceptable to the Company, the Company shall remit to Atvio $1 million to defray the costs associated with the setting up and the maintenance of the GMP facility, all or part of which may be contributed by way of in kind services as agreed to in the work plan. The Company’s funding will be made by way of a convertible loan to Atvio, which shall be convertible at the Company’s option at any time into 50% of the then outstanding equity capital immediately following such conversion. In addition, within a year from the Effective Date the Company has the option to require the Atvio shareholders to transfer the Company the entirety of their interest in Atvio for the consideration specified in the agreement. Within three years from the Effective Date, the Atvio shareholders shall have the option to require the Company to purchase from Atvios' shareholders their entire interest in Atvio for the consideration specified in the agreement. As of May 31, 2016, no activities have begun in Atvio.

Grants

1)           On April 2016, the Belgian Subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DGO6) for a budgeted EUR 1,304 thousand support program for the development of a potential cure for Type 1 Diabetes. The financial support is awarded to the Belgium subsidiary as a recoverable advance payment at 55% of budgeted costs, or for a total of EUR 717 thousand ($800 thousand). The grant will be paid to Orgenesis over the project period.

2)           On May 26, 2016, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with KORIL and CureCell. KORIL will give a conditional grant of up to $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on June 1, 2016. Upon the conclusion of product development, the grant shall be repaid at the yearly rate of 2.5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on June 1, 2016. On June 2016, the Israeli Subsidiary received $160 thousand under the grant.

NOTE 7 – EQUITY

a.           Share Capital

               The Company’s common shares are traded on the OTC Market Group’s OTCQB tier under the symbol “ORGS”.

b.           Financings

               During the six months ended May 31, 2016, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 1,875,002 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 1,875,002 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $975 thousand. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) within a year from the issuance date, the Company will issue, for no additional consideration, additional common shares to subscribers in the $0.52 per share which total each subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration (See also Note 10).

The Company allocated the proceeds from the private placement based on the fair value of the warrants and the price protection derivative components. The residual amount was allocated to the shares.

The table below presents the fair value of the instruments issued as of the closing dates and the allocation of the proceeds (for the fair value as of May 31, 2016, see Note 10):

Total Fair
Value
(in thousands)
Warrants component	$265
Price protection derivative component	37
Shares component	673
Total	$975

NOTE 8 – STOCK BASED COMPENSATION

a.           Options Granted to Employees and Directors

               On April 27, 2016, the Company approved an aggregate of 1,104,950 stock options to the Company’s Chief Executive Officer that are exercisable at $0.0001 per share and an aggregate of 1,641,300 stock options to the Chief Executive Officer of the U.S. Subsidiary that are exercisable at $.0.28 per share. The options vested immediately with a fair value as of the date of grant of $622 thousand using the Black-Scholes valuation model.

b.           Options Granted to Consultant

               On March 1, 2016 the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company granted to a consultant 1 million options exercisable at $0.30 per share. The options shall vest quarterly over a period of one year, but shall immediately vest prior to such one-year period if there is an acquisition of 40% or more of the Company or upon funding of $5 million or more in financing. The fair value of those options as of the date of grant was $187 thousand using the Black-Scholes valuation model.

c.           Shares Issued to Consultants

               1)           On March 1, 2016, the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company agreed to grant the consultant 250 thousand shares of restricted common stock. The fair value of the Company’s common stock as of the date of grant was $0.30. In addition, the Company will pay a retainer fee of $10,000 per month, consisting $5,000 cash per month and $5,000 shall be payable in shares of the Company’s common stock at a value equal to the price paid for the equity capital raise of at least $3 million (the “financing”). The cash fee per month and shares shall be issued upon completion of the financing. As of May 31, 2016, the financing was not completed and, therefore, no expenses were recorded in connection with the shares.

               2)           On April 27, 2016, the Company entered into a consulting agreement for professional services for a period of one year with two consultants. Under the terms of the agreements, the Company agreed to grant the consultants an aggregage of 1.2 million shares of restricted common stock that vested on grant date. The fair value of the Company’s common stock as of the date of grant was $0.28.

               3)           On May 1, 2016, the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company agreed to grant a consultant 1 million shares of restricted common stock, of which the first 350,000 shares will vest immediately, 350,000 shares are to vest 90 days following the agreement date and 300,000 shares are schedule to vest 180 following the agreement date. The fair value of the Company’s common stock as of the date of grant of the first tranche was $0.28. With respect to each subsequent tranche, the fair value of the Company’s common stock as of May 31, 2016, was $0.35.

NOTE 9 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
	(in thousands, except per share data)

Basic:
Loss for the period	$3,892	$1,097	$3,667	$1,887
Weighted average number of common shares outstanding	107,583,871	55,785,407	106,693,858	55,760,675
Loss per common share	$0.04	$0.02	$0.03	$0.03
Diluted:
Loss for the period	$3,892	$1,097	$3,667	$1,887
Changes in fair value of embedded derivative and interest expense on convertible bonds		592	92	560
Change in fair value of warrants		380		526
Loss for the period	3,892	2,069	$3,759	2,973

Weighted average number of shares used in the computation of basic loss per share	107,583,871	55,785,407	106,693,858	55,760,675
Number of dilutive shares related to convertible bonds		6,554,728		3,894,438
Number of dilutive shares related to warrants		455,010		504,436
Weighted average number of common shares outstanding	107,583,871	62,795,145	106,693,858	60,159,549

Loss per common share	$0.04	$0.03	$0.04	$0.05

Diluted loss per share does not include 16,954,564 shares underlying outstanding options, 19,769,959 shares issuable upon exercise of warrants, 1,150,000 shares due to stock-based compensation to service providers and 4,793,603 shares upon conversion of convertible notes for the six and three months ended May 31, 2016, because the effect of their inclusion in the computation would be anti-dilutive.

Diluted loss per share does not include 42,401,724 redeemable common stock, 15,367,559 shares underlying outstanding options, 350,000 shares due to stock-based compensation to service providers, 2,682,256 shares issuable upon exercise of warrants for the six and three months ended May 31, 2015, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 10 - FAIR VALUE PRESENTATION

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

As of May 31, 2016 and November 30, 2015 the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows (in thousands):

	May 31,	November 30,
	2016	2015
	Level 3	Level 3
Warrants (1)	$1,730	$1,382
Price protection derivative (1)	175	1,533
Embedded derivatives*(1)	260	289
Convertible bonds (2)	$1,859	$1,888

*	The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loans).

(1)             The fair value of the warrants, price protection derivatives and embedded derivatives is determined by using a Monte Carlo Simulation Model. This model, in contrast to a closed form model, such as the Black-Scholes Model, enables the Company to take into consideration the conversion price changes over the conversion period of the loan, and therefore is more appropriate in this case.

(2)             The fair value of the convertible bonds described in Note 7 of the Annual Report is determined by using a binomial model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate on the valuation date (6%). The binomial model used the forecast of the Company share price during the convertible bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the Company has used the Euro/USD forward rates for each period. In order to solve for the embedded derivative fair value, the calculation was performed as follows:

•	Stage A - The model calculates a number of potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
•	Stage B - the embedded derivative value is calculated "backwards" in a way that takes into account the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of May 31, 2016:

	Price Protection
	Derivative and	Embedded
	Warrants	Derivative
Fair value of shares of common stock	$ 0.35	$ 0.35
Expected volatility	88%-91%	91%
Discount on lack of marketability	14%	-
Risk free interest rate	0.27%-1.03%	0.39%
Expected term (years)	2.4-3	0.33
Expected dividend yield	0%	0%
Expected capital raise dates	Q3 2016, Q1	-
	2018

The fair value of the convertible bonds is equal to their principal amount and the aggregate accrued interest.

The following table presents the assumptions that were used for the models as of November 30, 2015:

	Price Protection
	Derivative and	Embedded	Convertible
	Warrants	Derivative	Bonds
Fair value of shares of common stock	$0.33	$0.33	$0.33
Expected volatility	87%-98%	87%	88%
Discount on lack of marketability	14%	-	18%
Risk free interest rate	0.44%-1.24%	0.11%-0.49%	0.42%
Expected term (years)	0.9-3	0.08-0.87	0.8
Expected dividend yield	0%	0%	0%
Expected capital raise dates	Q2 2016-Q4
	2016, Q4 2017	-	-

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the six months ended May 31, 2016:

				Price
		Embedded	Convertible	Protection
	Warrants	Derivatives	Bonds	Derivative
	(in thousands)
Balance at beginning of the period	$1,382	$289	$1,888	$1,533
Additions	601			73
Conversion		(10)
Changes in fair value during the period	(253)	(11)	(132)	(1,431)
Changes in fair value due to extinguishment of convertible loan		(8)
Translation adjustments			103
Balance at end of the period	$1,730	$260	$1,859	$175

There were no transfers to Level 3 during the three months ended May 31, 2016.

The Company has performed a sensitivity analysis of the results for the warrants fair value to changes in the assumptions for expected volatility with the following parameters:

	Base -10%	Base	Base+10%
	(in thousands)
As of May 31, 2016	$1,499	$1,730	$1,949

The Company has performed a sensitivity analysis of the results for the price protection derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
	(in thousands)
As of May 31, 2016	$174	$175	$177

The Company has performed a sensitivity analysis of the results for the Embedded Derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
	(in thousands)
As of May 31, 2016	$222	$260	$298

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the year ended November 30, 2015:

						Price
		Embedded		Convertible		Protection
	Warrants	Derivatives		Bonds		Derivative
	(in thousands)
Balance at beginning of the year	$560	$992	$		$
Additions	1,390	112		3,234		1,526
Changes in fair value related to warrants expired*	(525)					7
Changes in fair value during the period	(43)	(814)		(1,221)
Translation adjustments				(125)
Balance at end of the year	$1,382	$289		$1,888		$1,533

(*) During the twelve months ended November 30, 2015, 1,826,718 warrants had expired. There were no transfers to Level 3 during the twelve months ended November 30, 2015.

NOTE 11 - SUBSEQUENT EVENTS

In June and July 2016, the Company entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $877.5 thousand. The term of the notes is for two years with an interest rate of 6% per annum. The entire principal amount under the notes and accrued interest shall automatically convert into “Units” (as defined below) upon the earlier to occur of any of the following: (i) the closing of an offering of equity securities of the Company with gross proceeds to the Company greater than $10 million (“Qualified Offering”) (ii) the trading of the Company’s common stock on the over-the counter market or an exchange at a weighted average price of at least $0.52 for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange (each a “Conversion Event”). Each $0.52 of principal amount and accrued interest due shall convert into (a “Unit”), consisting of one share of Common Stock and one three-year warrant exercisable into an additional share of common stock at a per share exercise price of $0.52, provided that, if more favorable to the holder, any principal amount and accrued interest due shall convert into securities on the same basis as such securities are sold in the Qualified Offering. At any time, the holder may convert the principal amount and accrued interest outstanding into Units as provided above. In addition, if a Conversion Event does not occur within 12 months of the issuance date hereof, then the holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either (i) Units as provided above, or (ii) shares of the Company’s common stock at a per share conversion price of $0.40.

In June and July 2016, the Company entered into definitive agreements with accredited investors relating to a private placement (the “Private Placement”) of (i) 1,004,807 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 1,004,807 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $522.5 thousand. Furthermore, in certain events (according to terms defined in the agreements) the Company will issue, for no additional consideration, additional common shares to subscribers which total each Subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber.

From the above investments, the Company remitted to MaSTherCell $1 million (€ 896 thousand, in compliance with its obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on February 29, 2016 (and amended on March 30, 2016). Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

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

•	belief that our treatment seems to be safer than other options;
•	belief that one of our principal competitive advantages is our cell trans-differentiation technology being developed by our Israeli Subsidiary;
•	expectations regarding our Israeli Subsidiary’s ability to obtain and maintain intellectual property protection for our technology and therapies;
•	ability to commercialize products in light of the intellectual property rights of others;
•	ability to obtain funding for operations, including funding necessary to prepare for clinical trials and to complete such clinical trials;
•	future agreements with third parties in connection with the commercialization of our technologies;
•	size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	regulatory developments in the United States and foreign countries;
•	ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	plans to integrate and support our manufacturing facilities in Belgium;
•	success as it is compared to competing therapies that are or may become available;
•	ability to attract and retain key scientific or management personnel and to expand our management team;
•	accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
•	belief that Diabetes Mellitus will be one of the most challenging health problems in the 21st century and will have staggering health, societal and economic impacts;
•	need to raise additional funds on an immediate basis which may not be available on acceptable terms or at all;
•	research facility in Israel and the surrounding Middle East political situation which may materially adversely affect our Israeli Subsidiary’s operations and personnel;
•	relationship with Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (“THM”) and the risk that THM may cancel the License Agreement;
•	expenditures not resulting in commercially successful products; and
•	extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on February 29, 2016 (and amended on March 30, 2016), any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” "our," “Orgenesis” or the “Company” refer to Orgenesis Inc. and its wholly-owned Subsidiaries, Orgenesis Ltd. (the “Israeli Subsidiary”), Orgenesis SPRL (the “Belgian Subsidiary”), Orgenesis Maryland, Inc. (the “U.S. Subsidiary”) and MaSTherCell SA (“MaSTherCell”), our Belgian-based subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

We are leveraging the expertise and experience of MaSTherCell in cell process development and manufacturing capability in order to build a fully integrated bio-pharmaceutical company in the cell therapy development and manufacturing area.

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

Recent Corporate Developments

During the last completed fiscal quarter ended May 31, 2016, we have experienced the following corporate developments:

Formation of Atvio Biotech Ltd. and Entrance into Joint Venture Agreement

On May 10, 2016, Orgenesis Inc. (the “Company”) and Atvio Biotech Ltd., a newly formed Israeli company (“Atvio”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in the State of Israel. The parties intend to pursue the joint venture through Atvio, in which the Company will hold a 50% participating interest therein, with the remaining 50% participating interest being held by the other shareholders of Atvio. Under the JVA, Atvio is to procure, at its sole expense, a GMP facility and appropriate staff in Israel. The Company will share with Atvio the Company’s know-how in the field of cell therapy manufacturing, which knowhow will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to Orgenesis Ltd., the Company’s subsidiary. The parties are to create a mutually agreeable work plan within 60 days following the execution of the JVA, detailing each party’s respective obligations. Subject to the adoption of a work plan acceptable to the Company, the Company shall remit to Atvio $1 million to defray the costs associated with the setting up and the maintenance of the GMP facility, all or part of which may be contributed by way of in kind services as agreed to in the work plan. The Company’s funding will be made by way of a convertible loan to Atvio, which shall be convertible at the Company’s option at any time into 50% of the then outstanding equity capital immediately following such conversion.

The JVA provides that, under certain specified conditions, either the Company can require the Atvio Shareholders to sell to the Company their participating (including equity) interest in Atvio or the Atvio Shareholders can require the Company to purchase their respective participating and equity holdings in Atvio, in each case in consideration for the issuance of the Company’s common stock based on the then specified valuation of Atvio.

Results of Operations

Comparison of the Three and Six Months Ended May 31, 2016 to the Three and Six Months Ended May 31, 2015

Revenue and Cost of Sales

For the three and six months ended May 31, 2016, our total revenues were approximately $1,132 and $2,652 thousand, respectively, as opposed to $820 thousand for each of the comparable periods in 2015. The increase in revenue is attributable to CDMO activities that commenced pursuant to the acquisition of MaSTherCell in March 2015 and the increase in the volume of services and sales of consumables due to a new customer.

Expenses

The Company’s expenses for the three and six months ended May 31, 2016 are summarized as follows in comparison to its expenses for the three and six months ended May 31, 2015:

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues	$1,132	$820	$2,652	$820
Cost of sales	1,964	973	3,444	973
Research and development expenses, net	486	290	887	465
Amortization of intangible assets	482	393	810	393
Selling, general and administrative expenses	2,173	1,200	3,339	1,858
Financial expenses (income), net	553	(924)	(1,219)	(967)
Loss before income taxes	$4,526	$1,112	$4,609	$1,902

Cost of Sales

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Salaries and related expenses	$841	$301	$1,507	$301
Professional fees and consulting services	258	123	329	123
Raw Material	608	278	884	278
Amortization and depreciation expenses, net	211	229	523	229
Other expenses	46	42	201	42
Total	$1,964	$973	$3,444	$973

Cost of sales for the three and six months ended May 31, 2016 increased by 200% and 354%, or $991 thousand and $2,471 thousand, respectively, compared to the three and six months ended May 31, 2015. The increase in costs of sales for the six months ended May 31, 2016, compared to the same period last year was due to the full period results of MaSTherCell for the 2016 period. Furthermore, the increase of 118% ($815 thousand) in the six months ended was due to recruitment of new employees as part of our plans to expand our capacity in the manufacturing facility in Belgium and due to the need to increase our professional employees force following a new customer that we had from June 2015.

There was also an increase in professional fees and consulting services in the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, primarily due to approximately $160 thousand with a new service provider. There was also an increase in raw materials in the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, due to the expansion of MaSTherCell production activities, increase in the number of customers and the execution of two qualification runs. Additionally, there was an increase in the amortization and depreciation expenses in the six months ended May 31, 2016, compared to the six months ended May 31, 2015, due to the depreciation expenses of equipment purchased for two production rooms and a new clean room.

Research and Development Expenses, net

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Salaries and related expenses	$316	$139	$567	$257
Stock-based compensation	200	35	234	77
Professional fees and consulting services	65	132	156	255
Lab expenses	187	96	278	158
Other research and development expenses	48	79	93	115
Less – grant	(330)	(191)	(441)	(397)
Total	$486	$290	$887	$465

The decrease in professional fees and consulting services and the increase in salaries and related expenses in the three and six months ended May 31, 2016, compared to the three and six months ended May 31, 2015, is primarily due to the merger with MaSTherCell, which was one of our subcontractors for the DGO6 project before the acquisition. In addition, part of the increase in salaries and related expenses is due to an increase in the volume of work that was done by MaSTherCell as opposed to the corresponding period in 2015. The increase in stock-based compensation expenses in the three and six months ended May 31, 2016, compared to the same period last year, is mainly due to a new options grant for one of the executives in amount of $154 thousand. The increase in lab expenses in the three and six months ended May 31, 2016, compared to the same period last year is mainly due to a final experiment held by Pall Life Science Belgium BVBA (“Pall”) and the tech transfer held in second quarter of the work done by Pall to MaSTherCell.

Selling, General and Administrative Expenses

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Salaries and related expenses	$205	$366	$409	$481
Stock-based compensation	1,286	95	1,423	301
Accounting and legal fees	220	164	548	351
Professional fees	66	300	259	382
Rent and related expenses	186	107	337	107
Business development	144	103	228	138
Other general and administrative expenses	66	65	135	98
Total	$2,173	$1,200	$3,339	$1,858

Selling, general and administrative expenses for the three and six months ended May 31, 2016 increased by 81% and 80%, or $973 thousand and $1,481 thousand, respectively, compared to the three and six months ended May 31, 2015. The main increase in costs related to selling, general and administrative activities is due to MaSTherCell activities of $399 thousand during the six months ended May 31, 2016 which was consolidated only from March 2, 2015.

Furthermore the decrease in salaries and related expenses in the three and six months ended May 31, 2016 compared to the corresponding period last year is due to decrease in the number of management positions. The increase in accounting and legal fees expenses is mainly due legal fees expenses on a new patent applications that we submitted in twelve countries.

The increase in stock-based compensation expenses due to new grants for two executives on April 27, 2016 in the amount of $468 thousand and stock-based compensation related to options and shares granted to 7 consultants following new agreements in the amount of $732 thousand. This increase was partially offset by a decrease of $123 thousand in professional fees due to reduced reliance on outside professionals as compared to the same period last year. The increase in rent and related expenses in the three and six months ended May 31, 2016 compared to the same period last year is due to rent of additional offices. The increase in business development expenses in the three and six months ended May 31, 2016 compared to the same period last year is due to an increase in the number of conferences we attended for marketing our CMO business during 2016 and travel expenses, respectively, for our subsidiary MaSTherCell.

Financial Expenses (Income), net

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Increase (decrease) in fair value of warrants and financial liabilities measured at fair value	$347	$(1,147)	$(1,612)	$(1,330)
Interest expense on loans and convertible loans	176	151	359	267
Foreign exchange loss, net	32	43	39	62
Other expenses	(2)	29	(5)	34
Total	$553	$(924)	$(1,219)	$(967)

The increase in financial income for the six months ended May 31, 2016, compared to the same period of 2015, is mainly attributable to a decrease of $762 thousand in the fair value of warrants, the price protection derivative and the embedded derivative. This was offset by a decrease of $247 thousand in the income from changes in fair value of convertible bonds. The main reason is the Company's updated assumptions related to the probabilities of activating the anti-dilution mechanism due to an increase in the quantity of the new instruments that were issued as part of a future offering. This increase was partially offset by an increase of $177 thousand of interest expense of the MaSTherCell loans.

Liquidity and Financial Condition

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from the activities of MaSTherCell, our Belgian Subsidiary. As of May 31, 2016, we had negative working capital of $9.3 million, including cash and cash equivalents of $0.5 million.

Working Capital Deficiency

	May 31,	November 30,
	2016	2015
	(in thousands)
Current assets	$5,147	$8,206
Current liabilities	14,408	16,476
Working capital deficiency	$(9,261)	$(8,270)

The decrease in current assets is mainly due to a decrease of $3.7 million in cash and cash equivalents that were used for, among other things, the repayment of short and long-term debt and expanding the capacity of the manufacturing facility in Belgium in order to meet customers’ demands. This was partially offset by an increase in the amount of $0.5 million in accounts receivable. The decrease in current liabilities is mainly due to a decrease of $1.5 million in short-term loans and current maturities of long term loans, $1 million in convertible loans following the conversion to equity and $1.4 million in price protection derivative. This was offset by an increase in the amount of $1.5 million in accounts payable, accrued expenses and employee and related payables.

Cash Flows

	Six Months Ended May 31,
	2016	2015
	(in thousands)
Net loss	$(3,667)	$(1,887)
Net cash used in operating activities	(2,166)	(1,017)
Net cash provided by (used in) investing activities	(708)	56
Net cash provided by (used in) financing activities	(853)	236
Decrease in cash and cash equivalents	$(3,727)	$(725)

The increase in net cash used in operating activities for the six months ended May 31, 2016, compared to the six months ended May 31, 2015, was mainly due to the CDMO activities that commenced pursuant to the acquisition of MaSTherCell in March 2015 and the expansion of the production activity that included, among other things, almost doubling the number of employees.

The increase in net cash used in investing activities for the six months ended May 31, 2016, compared to the six months ended May 31, 2015, was mainly due to the expanding of the manufacturing activities of MaSTherCell in Belgium.

The increase in net cash used in financing activities for the six months ended May 31, 2016, compared to the six months ended May 31, 2015, was due to the repayment of short and long-term loans in amount of $1.7 million on the CDMO segment, which was offset by proceeds from issuance of shares, and warrants in the amount of approximately $1 million during the six months ended May 31, 2016, compared to proceeds from issuance of loans payable in the the six months ended May 31, 2015 in the amount of $317 thousand.

We need to raise additional operating capital on an immediate basis. Management believes that our current cash resources will allow us to conduct operations as presently conducted through October 2016. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to remain as a going concern thereafter.

The factors that can impact our ability to continue to fund our operating needs through fiscal 2016 include, but are not limited to:

•	Our ability to expand revenue volume at MaSTherCell, which is highly dependent on finite manufacturing facilities;
•	Our ability to maintain manufacturing costs at MaSTherCell as expected; and
•

Our continued need to reduce our cost structure while simultaneously expanding the breadth of our business, continuing the development of our technology, enhancing our technical capabilities, and pursing new business opportunities.

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

Going Concern

The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 5, 2008) through May 31, 2016 of $24.3 million, as well as negative cash flows from operating activities. Company's management estimates that the cash and cash equivalents balance as of May 31, 2016 of $474 thousand is not sufficient to fund the Company’s operational and clinical development activities for the twelve months following May 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as the Company will need to finance future research and development activities and general and administrative expenses through fund raising in the public or through other private sources. During the quarter ended May 31, 2016, we raised net proceeds of $750 from the proceeds of private placements to qualified investors.

Management is in ongoing financing discussions with third party investors and existing shareholders with a view to secure the needed financing. However, there is no assurance that the Company will be successful with those initiatives.

The interim condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability. If we raise additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If we are unable to obtain the necessary capital, the Company may have to cease operations.

We expect that our operating expenses will increase over the next twelve months to continue our development activities. We expect to raise money through equity financing via the sale of our common stock or through debt financing via convertible notes. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

On September 9, 2015, the Israeli Subsidiary entered into a Pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and Pall Corporation, a U.S. company. BIRD will give a conditional grant of $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on March 1, 2015. Upon the conclusion of product development, the grant shall be repaid at the rate of 5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on March 1, 2015. During the six months ended May 31, 2016, the Israeli Subsidiary received an additional $100 thousand under the grant.

During the six months ended May 31, 2016, the Company entered into definitive agreements with accredited and qualified investors relating to a private placement (the “Private Placement”) of (i) 1,875,002 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 1,875,002 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $975 thousand. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) within a year from the issuance date, the Company will issue, for no additional consideration, additional common shares to subscribers in the $0.52 per share which total each subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration.

On April 2016, the Belgian Subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DGO6) for a budgeted EUR 1,304 thousand ($1,455 thousand) support program for the development of a potential cure for Type 1 Diabetes. The financial support is awarded to the Belgium subsidiary as a recoverable advance payment at 55% of budgeted costs, or for a total of EUR 717 thousand ($800 thousand). The grant will be paid to us over the project period.

On May 26, 2016, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with KORIL and CureCell. KORIL will give a conditional grant up to $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on June 1, 2016. Upon the conclusion of product development, the grant shall be repaid at the yearly rate of 2.5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on June 1, 2016. In June 2016, the Israeli Subsidiary received $160 thousand under the grant.

In June and July 2016, the Company entered into several unsecured convertible note agreements with accredited and qualified investors for $877.5 thousand. The term of the notes was for two years with an interest rate of 6% per annum. The entire principal amount under the notes and accrued interest shall automatically convert into “Units” (as defined below) upon the the earlier to occur of any of the following: (i) the closing of an offering of equity securities of the Company with gross proceeds to us greater than $10 million (“Qualified Offering”) (ii) the trading of the Company’s common stock on the over-the counter market or an exchange at a weighted average price of at least $0.52 for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange (each a “Conversion Event”). Upon the occurrence of a Conversion Event, each $0.52 of principal amount and accrued interest due is to convert into (a “Unit”), consisting of one share of Common Stock and one three-year warrant exercisable into an additional share of common stock at a per share exercise price of $0.52, provided that, if more favorable to the holder, any principal amount and accrued interest due shall convert into securities on the same basis as such securities are sold in the Qualified Offering. At any time, the holder may convert the principal amount and accrued interest outstanding into Units as provided above. In addition, if a Conversion Event does not occur within 12 months of the issuance date hereof, then the holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either (i) Units as provided above, or (ii) shares of the Company’s common stock at a per share conversion price of $0.40.

In June and July 2016, the Company entered into definitive agreements with accredited investors relating to a private placement (the “Private Placement”) of (i) 1,004,807 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 1, 004,807 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $522.5 thousand. Furthermore, in certain events (according to terms defined in the agreements) the Company will issue, for no additional consideration, additional common shares to subscribers which total each Subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber.

From the above investments, the Company remitted to MaSTherCell $1 million (€ 896 thousand, in compliance with its obligations.

During 2016 and 2015, we have received certain grant funding and have relied and expect to continue to rely on such funding to further our clinical development in the future.

Cash Requirements

Subject to raising adequate funds, our plan of operation over the next 12 months is to:

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

The Company estimates its operating capital needs for the next 12 months as of May 31, 2016 to be as follows (in thousands):

GMP process development and validation	$2,200
Scale-up of Manufacturing	3,500
General and administrative	1,300
Working capital	3,000
Total	$10,000

The above amounts do not include the additional $2.2 million (EUR 2 million) per Amendment No. 2 that we are obligated to remit to MaSTherCell that becomes due upon the request of the MaSTherCell board of directors, of whom Company directors/officers currently represent a majority.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received various grants that have enabled us to fund our clinical developments, these funds are largely restricted for use for other corporate operational and working capital purposes. Therefore, we will need to raise additional capital to both supplement our clinical developments that are not covered by any grant funding and to cover our operational expenses. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the Company’s shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet its other obligations as they become due and will be forced to scale down or perhaps even cease the our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of May 31, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management believes the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended May 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended May 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended November 30, 2015, as filed with the Securities & Exchange Commission on February 29, 2016 (and amended on March 30, 2016), in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the six months ended May 31, 2016 without registration under the Securities Act:

During the six months ended May 31, 2016, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 1,875,002 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 1,875,002 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $975 thousand. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) within a year from the issuance date, the Company will issue, for no additional consideration, additional common shares to subscribers in the $0.52 per share which total each subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber. This provision does not apply to issuance of shares under options, issuance of shares under existing rights to acquire shares, nor issuance of shares for non-cash consideration.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4 (a) (2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

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
Date: July 15, 2016

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: July 15, 2016