Form 10-Q
period 2016-08-31
Orgenesis Inc.
filed 2016-10-14
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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
Yes [   ]     No [X].

As of October 13, 2016, there were 114,096,461 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2016

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

	August 31,	November 30,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$270	$4,168
Accounts receivable	1,842	1,173
Prepaid expenses and other receivables	1,371	1,118
Grants receivable	1,418	1,446
Inventory	391	301
Total current assets	5,292	8,206
NON CURRENT ASSETS:
Property and equipment, net	4,915	4,296
Restricted cash	5	5
Intangible assets, net	16,220	16,653
Goodwill	10,049	9,535
Other assets	74	53
Total non current assets	31,263	30,542
TOTAL ASSETS	36,555	38,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

	August 31,	November 30,
	2016	2015

Liabilities and equity (net of capital deficiency)
CURRENT LIABILITIES:
Short-term bank credit	17
Accounts payable	4,288	3,475
Accrued expenses	1,067	816
Employee and related payables	1,888	1,348
Related parties	42	42
Advance payments on account of grant	260	307
Short-term loans and current maturities of long term loans	1,096	2,829
Deferred income	1,686	1,216
Current maturities of convertible loans	2,513	3,022
Convertible bonds	1,875	1,888
Price protection derivative	192	1,533
TOTAL CURRENT LIABILITIES	14,924	16,476

LONG-TERM LIABILITIES:
Loans payable	2,424	2,540
Convertible loans	962
Warrants	2,219	1,382
Retirement benefits obligation	5	5
Deferred taxes	2,186	3,327
TOTAL LONG-TERM LIABILITIES	7,796	7,254
TOTAL LIABILITIES	22,720	23,730
COMMITMENTS
REDEEMABLE COMMON STOCK		21,458
EQUITY (CAPITAL DEFICIENCY):
Common stock	11	6
Additional paid-in capital	40,128	14,229
Receipts on account of shares to be allotted	887	1,251
Accumulated other comprehensive loss	(239)	(1,286)
Accumulated deficit	(26,952)	(20,640)
TOTAL EQUITY (CAPITAL DEFICIENCY)	13,835	(6,440)
TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$36,555	$38,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars in thousands, except share and loss per share amounts)
(Unaudited)

	Three Months Ended		Nine months Ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
REVENUES	$1,849	$937	$4,501	$1,757
COST OF REVENUES	1,829	1,326	5,273	2,299
GROSS PROFIT (LOSS)	20	(389)	(772)	(542)

RESEARCH AND DEVELOPMENT EXPENSES, net	775	295	1,663	760
AMORTIZATION OF INTANGIBLE ASSETS	408	408	1,217	801
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,279	953	4,618	2,811
OPERATING LOSS	2,442	2,045	8,270	4,914
FINANCIAL EXPENSES (INCOME), net	574	(336)	(645)	(1,303)
LOSS BEFORE INCOME TAXES	3,016	1,709	7,625	3,611
INCOME TAX BENEFIT	(372)	(93)	(1,313)	(108)
NET LOSS	$2,644	$1,616	$6,312	3,503

LOSS PER SHARE:
Basic	$0.02	$0.03	$0.06	$0.06
Diluted	$0.02	$0.04	$0.06	$0.09
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE:
Basic	111,188,616	55,835,950	108,784,862	55,785,950
Diluted	111,188,616	56,434,465	108,784,862	57,219,626

OTHER COMPREHENSIVE LOSS:
Net loss	$2,644	$1,616	$6,312	$3,503
Translation adjustments	36	(444)	(1,047)	116
TOTAL COMPREHENSIVE LOSS	$2,680	$1,172	$5,265	$3,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(U.S. Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock

					Receipts on	Accumulated
					Account of	Other
		Par	Additional Paid in		Share to be	Comprehensive	Accumulated
	Number	Value	Capital		Allotted	Loss	Deficit		Total
								$
Balanceat December1,2014	55,970,565	$6	$13,152		$60	$(18)	$(16,179)		(2,979)
Changes during the nine months ended August 31,2015:
Stock based compensation to employeesand directors			593						593
Stock based compensation to service providers			45						45
Shares cancellation	(250,000)
Issuances of shares from investments	115,385		60		(60)
Comprehensivel oss for the period						(116)	(3,503)		(3,619)
								$
Balanceat August 31, 2015	55,835,950	$6	$13,850	$		$(134)	$(19,682)		(5,960)

Balance at December1, 2015	55,835,950	$6	$14,229		$1,251	$(1,286)	$(20,640)		$(6,440)
Changes during the nine months endedAugust 31, 2016:
Stock based compensationtoemployeesand directors			990						990
Stock based compensationtoserviceproviders			1,148						1,148
Warrants and shares to be issued due to extinguishment of a convertible loan			114						114
Beneficial conversion feature of convertible loans			245						245
Issuances of shares fromi nvestments, conversion of convertible loans and shares granted to consultants	12,844,455	1	1,948		(1,251)				698
Reclassification of redeemable common stock	42,401,724	4	21,454						21,458
Receipts on account of shares to be allotted					887				887
Comprehensive loss for the period					1,047		(6,312)		(5,265)
Balance at August 31, 2016	111,082,129	$11	$$40,128		887	$(239)	$(26,952)		$13,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Nine months Ended
	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,312)	$(3,503)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,085	638
Loss from extinguishment of a convertible loan	229	-
Depreciation and amortization expenses	1,987	1,297
Change in fair value of warrants and embedded derivatives	(1,172)	(1,192)
Change in fair value of convertible bonds	(115)	(705)
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	494	342
Changes in operating assets and liabilities:
Increase in accounts receivable	(603)	(341)
Inccrease in inventory	(73)	(33)
Increase in other assets	(17)	-
Increase in prepaid expenses and other accounts receivable	(220)	(785)
Increase in accounts payable	637	660
Increase in accrued expenses	242	294
Increase in employee and related payables	523	84
Increase in deferred income	402	876
Decrease in receivables on account of grant and advance payments, net	50	431
Decrease in deferred taxes	(1,314)	(108)
Net cash used in operating activities	(3,177)	(2,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,049)	(498)
Restricted cash	-	(5)
Acquisition of MaSTherCell, net of cash acquired	-	305
Net cash used in investing activities	(1,049)	(198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit	17	538
Proceeds from issuance of warrants into shares and warrants	1,488	-
Proceeds from issuance of loans payable	-	818
Proceeds from issuance of convertible loans (net of transaction costs)	1,258	650
Repayment of short and long-term debt	(2,446)	(642)
Net cash provided by financing activities	317	1,364
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,909)	(879)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	(170)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,168	1,314
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$270	$264

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Conversion of loans (including accrued interest) to common stock and warrants	$1,028
Reclassification of redeemable common stock to equity	$21,458
SUPPLEMENTAL INFORMATION ON INTEREST PAID IN CASH	$145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended August 31, 2016 and 2015

NOTE 1 - GENERAL AND BASIS OF PRESENTATION

Orgenesis Inc. (the “Company”) was incorporated in the state of Nevada on June 5, 2008, under the name Business Outsourcing Services, Inc. Effective August 31, 2011, the Company completed a merger with its subsidiary, Orgenesis Inc., a Nevada corporation which was incorporated solely to effect a change in its name. As a result, the Company changed its name from “Business Outsourcing Services, Inc.” to “Orgenesis Inc.”

The Company is among the first of a new breed of regenerative therapy companies with expertise and unique experience in cell therapy development and manufacturing. It is building a fully-integrated biopharmaceutical company focused not only on developing its trans-differentiation technologies for diabetes and vertically integrating manufacturing that can optimize its abilities to scale-up its technologies for clinical trials and eventual commercialization, but also do the same for the technologies of other cell therapy markets in such areas as cell-based cancer immunotherapies and neurodegenerative diseases. This integrated approach supports its business philosophy of bringing to market significant life-improving medical treatments.

The Company’s cell therapy technology derives from published work of Prof. Sarah Ferber, our Chief Science Officer and a researcher at THM, a leading medical hospital and research center in Israel, who established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and transdifferentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells. Its development activities with respect to cell-derived and related therapies, which are conducted through the Israeli Subsidiary, have, to date, been limited to laboratory and preclinical testing.

The Company’s Belgian-based subsidiary, MaSTherCell, is a contract development manufacturing organization, or CDMO, specialized in cell therapy development for advanced medicinal products. MaSTherCell offers two types of services to its customers: (i) process and assay development services and (ii) Good Manufacturing Practices (GMP) contract manufacturing services.

The Company is leveraging the expertise and experience of MaSTherCell in cell process development and manufacturing capability in order to build a fully integrated bio-pharmaceutical company in the cell therapy development and manufacturing area.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its wholly-owned subsidiaries (“Subsidiaries”). Unless otherwise specified, all amounts are expressed in United States dollars.

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of August 31, 2016, and the consolidated statements of comprehensive loss for the three and nine months ended August 31, 2016 and 2015, and the changes in equity (capital deficiency) and cash flows for the nine months period ended August 31, 2016 and 2015. The results for the nine months ended August 31, 2016, are not necessarily indicative of the results to be expected for the year ending November 30, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2016, the Company had not achieved profitable operations, has accumulated losses of $27 million (since inception), has negative cash flows from operating activities, has a working deficiency of $9.6 million and expects to incur further losses in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. The Company needs to raise significant funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations. The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The Company has been funding its operations primarily from revenue and the proceeds from private placements of the Company’s convertible and equity securities. From December 2015 through August 2016, the Company received proceeds of approximately $4.4 million from customers, $1.5 million from a private placement to certain accredited investors of its unsecured equity stock and $1.3 million from the proceeds of convertible loans. In addition, after the period ended August 31, 2016, the Company raised an additional $50 thousand from convertible loans and received $1.2 million (1 million Euro) loan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are consistent with those of the previous financial year except as described below.

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year, which resulted in the guidance being effective for interim and annual periods beginning on or after December 31, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3 – ACQUISITION OF MASTHERCELL

Description of the Transaction

The Company entered into a share exchange agreement dated November 3, 2014, as subsequently amended (the "Share Exchange Agreement" or "SEA"), with MaSTherCell SA, Cell Therapy Holding SA (collectively “MaSTherCell”). Pursuant to the Share Exchange Agreement, which closed on March 2, 2015 in exchange for all of the issued and outstanding shares of MaSTherCell, the Company issued to the former shareholders of MaSTherCell an aggregate of 42,401,724 shares (the “Consideration Shares”) of common stock at a price of $0.58 per share for an aggregate price of $24.6 million. Out of the Consideration Shares, 8,173,483 shares were allocated to the bondholders of MaSTherCell in case of conversion.

On November 12, 2015, the Company and MaSTherCell and each of the former shareholders of MaSTherCell (the “MaSTherCell Shareholders”), entered into an amendment (“Amendment No. 2”) to the Share Exchange Agreement. Under Amendment No. 2, the MaSTherCell Shareholders option to unwind the transaction as contained in the original Share Exchange Agreement (the “Unwind Option”) was extended to November 30, 2015. In addition the Company agreed to remit to MaSTherCell, by way of an equity investment, the sum of EUR 3.8 million by November 30, 2015 (the “Initial Investment”), to be followed by a subsequent equity investment by December 31, 2015 in MaSTherCell of EUR 1.2 million. The extended right of the MaSTherCell Shareholders to unwind the transaction could have been exercised by them only if the Company had not achieved the Post Closing Financing and/or completed the Initial Investment (as defined) by November 30, 2015.

In connection with the equity investment, on December 10, 2015, the Company agreed to invest EUR 2.2 million in MaSTherCell equity in addition to the Initial Investment, which additional amount becomes due upon the request of the MaSTherCell board of directors, of whom Company directors/officers currently represent a majority. The Company’s agreement represents an increase of EUR 1 million over the amount which the Company was previously obligated to invest in MaSTherCell under the Share Exchange Agreement as additional equity and replaces any funding obligation that the Company had under the SEA, as amended.

On December 10, 2015, the Company remitted to MaSTherCell the Initial Investment of € 3.8 million or $4.1 million (out of the original obligation for investment of €6 million), in compliance with its obligations as required under the Share Exchange Agreement. As a result, the Unwind Option was canceled and all the shares that were issued, have been reclassed from redeemable common stock into equity.

During the nine months ended August 31, 2016, the Company remitted to MaSTherCell an additional $1.5 million (€ 1.4 million), in compliance with its obligations.

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

Segment data for the nine months ended August 31, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$4,826	$		$(325)	$4,501
Cost of revenues	(4,968)			463	(4,505)
Research and development expenses, net			(1,239)	(138)	(1,377)
Operating expenses	(1,518)		(1,299)		(2,817)

Depreciation and amortization expenses	(1,984)		(3)		(1,987)
Segment Performance	$(3,644)		$(2,541)		(6,185)

Stock-based compensation				(2,085)	(2,085)
Financial income (expenses), net				645	645
Loss before income taxes					$(7,625)

Segment data for the nine months ended August 31, 2015 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$1,964	$		$(207)	$1,757
Cost of revenues	(1,807)				(1,807)
Research and development expenses, net			(876)	207	(669)
Operating expenses	(1,118)		(1,142)		(2,260)

Depreciation and amortization expense	(1,293)		(4)		(1,297)
Segment Performance	$(2,254)		$(2,022)		(4,276)

Stock-based compensation				(638)	(638)
Financial income (expenses), net				1,303	1,303
Loss before income taxes					$(3,611)

Segment data for the three months ended August 31, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$1,852	$		$(3)	$1,849
Cost of revenues	(1,748)			164	(1,584)
Research and development expenses, net			(565)	(161)	(726)
Operating expenses	(453)		(448)		(901)

Depreciation and amortization expense	(651)		(1)		(652)
Segment Performance	$(1,000)		$(1,014)		(2,014)

Share-based compensation				(428)	(428)
Financial income (expenses), net				(574)	(574)
Loss before income taxes					$(3,016)

Segment data for the three months ended August 31, 2015 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$1,013	$		$(76)	$937
Cost of revenues	(1,064)				(1,064)
Research and development expenses, net			(359)	76	(283)
Operating expenses	(454)		(249)		(703)

Depreciation and amortization expense	(671)		(1)		(672)
Segment Performance	$(1,176)		$(609)		(1,785)

Stock-based compensation				(260)	(260)
Financial income (expenses), net				336	336
Loss before income taxes					$(1,709)

Geographic, Product and Customer Information

Substantially all of the Company's revenues and long lived assets are located in Belgium.

Revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Three Months	Nine months
	Ended August 31,	Ended August 31,
	2016	2016
	(in thousands)
Customer A	$1,031	$2,626
Customer B	$291	$1,163

NOTE 5 – CONVERTIBLE LOAN AGREEMENTS

(a)      During the year ended November 30, 2015 and 2014, the Company entered into six convertible loan agreements (out of which five during 2015) with new investors for a total amount of $1 million (the “Convertible Loans”), interest is calculated at 6% annually and was payable, along with the principal on or before the maturity date.

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

The table below presents the fair value of the instruments issued as of the conversion dates and the allocation of the proceeds (for the fair value as of August 31, 2016, see Note 10):

	Total Fair Value
	(in thousands)
	December 23,	April 27,
	2015	2016
Warrants component	$323	$13
Price protection derivative component	34	2
Shares component	614	32
Total	$971	$47

(b)       On April 27, 2016, the Company entered into an assignment and assumption of debt agreement with Nine Investments Ltd. (“Nine Investments”) and Admiral Ventures Inc. (“Admiral”). Pursuant to the terms of a Convertible Loan Agreement dated May 29, 2014, as amended on December 2014 (collectively, the "Loan Agreement"), Nine Investments agreed to assign and transfer to Admiral all of the Company’s obligations for the outstanding amount of the Loan Agreement. Additional amendments to the provisions of the Loan Agreement were included the following:

(1)       Extending the due date of the loan of $1.5 million through September 30, 2016;

(2)       The Company paid to Admiral an extension fee in the form of 288,461 units, each unit was comprised of one common share and one, three-year warrant for one common share at an exercise price of $0.52 per common share. The fair value of the warrants as of the grant date was $34 thousand. Using the Black-Scholes model, the shares were valued at the fair value of the Company’s common stock as of April 27, 2016, or $0.28; and

(3)       The Company shall accrue additional interest totalling $55 thousand for the period from January 31, 2015 to December 31, 2015. In addition the interest rate shall be 12% per annum commencing from January 1, 2016.

The Company accounted for the above changes as an extinguishment of the old debt and issuance of a new debt. As a result, a loss of $229 thousand was recorded within financial expenses.

As of the date of the approval of these financial statements, the Company has not repaid any portion of the loan, and the Company is working on further extending the agreement upon mutually agreeable terms. No assurance can be given that the Company will be able to successfully extend the due date on commercially acceptable terms.

(c)       During the three months ended August 31, 2016 the Company entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $1.3 million. The loans bear an annual interest rate of 6% and mature in two years, unless converted earlier. Upon an occurrence of a default, the loans bear interest at a per annum rate of 12%

The entire principal amount under the notes and accrued interest shall automatically convert into “Units” (as defined below) upon the earlier to occur of any of the following: (i) the closing of an offering of equity securities of the Company with gross proceeds to the Company greater than $10 million (“Qualified Offering”) (ii) the trading of the Company’s common stock on the over-the counter market or an exchange at a weighted average price of at least $0.52 for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange (each a “Conversion Event”). Each $0.52 of principal amount and accrued interest due shall convert into (a “Unit”), consisting of one share of Common Stock and one three-year warrant exercisable into an additional share of common stock at a per share exercise price of $0.52, provided that, if more favorable to the holder, any principal amount and accrued interest due shall convert into securities on the same basis as such securities are sold in the Qualified Offering. At any time, the holder may convert the principal amount and accrued interest outstanding into Units as provided above. In addition, if a Conversion Event does not occur within 12 months of the issuance date hereof, then the holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either (i) Units as provided above, or (ii) shares of the Company’s common stock at a per share conversion price of $0.40.

Since the stock price is greater than the effective conversion price on the measurement date, the conversion feature is considered "beneficial" to the holders and equal to $245 thousand. The difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt.

The transaction costs were approximately $164 thousand, out of which $53 thousand as stock based compensation due to issuance of warrants. See also Note 8c.4).

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

2)       On March 14, 2016, Orgenesis Inc. and CureCell Co., Ltd. (“CureCell”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties will collaborate in the contract development and manufacturing of cell therapy products in Korea. The parties intend to pursue the joint venture through a newly established Korean company (the “JV Company”) which the Company by itself, or together with a designee, will hold a 50% participating interest therein, with the remaining 50% participating interest being held by CureCell. Under the JVA, CureCell is to procure, at its sole expense, a GMP facility and appropriate staff in Korea for the manufacture of the cell therapy products. The Company will share with CureCell the Company’s know-how in the field of cell therapy manufacturing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli subsidiary. In addition, each party shall be required to perform its respective obligations according to a detailed work plan to be agreed upon by CureCell and Company within no later than 30 days following the execution of the JVA. Under the JVA, the Company and CureCell each undertook to remit, within two years of the execution of the JVA, $2 million to the JV Company, of which $1 million is to be in cash and the balance in an in-kind investment, the scope and valuation of which shall be preapproved in writing by CureCell and the Company. The Company’s funding will be made by way of a convertible loan to the JV Company or the joint venture (if the JV Company is not established). The JVA provides that, under certain specified conditions, the Company can require CureCell to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on the then valuation of the JV Company.

3)       On May 10, 2016 (the “Effective Date”), Orgenesis Inc. and Atvio Biotech Ltd., a newly formed Israeli company (“Atvio”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in the State of Israel. The parties intend to pursue the joint venture through Atvio, in which the Company will have a 50% participating interest therein. Under the JVA, Atvio is to procure, at its sole expense, a GMP facility and appropriate staff in Israel. The Company will share with Atvio the Company’s know-how in the field of cell therapy manufacturing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli Subsidiary. The parties are to create a mutually agreeable work plan within 60 days following the execution of the JVA, detailing each party’s respective obligations. Subject to the adoption of a work plan acceptable to the Company, the Company shall remit to Atvio $1 million to defray the costs associated with the setting up and the maintenance of the GMP facility, all or part of which may be contributed by way of in kind services as agreed to in the work plan. The Company’s funding will be made by way of a convertible loan to Atvio, which shall be convertible at the Company’s option at any time into 50% of the then outstanding equity capital immediately following such conversion. In addition, within a year from the Effective Date the Company has the option to require the Atvio shareholders to transfer to the Company the entirety of their interest in Atvio for the consideration specified in the agreement. Within three years from the Effective Date, the Atvio shareholders shall have the option to require the Company to purchase from Atvios' shareholders their entire interest in Atvio for the consideration specified in the agreement. The activities of Atvio began after the period ended August 31, 2016. As of August 31, 2016, Atvio had immaterial setup costs.

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

NOTE 7 – EQUITY

a.	Share Capital

The Company’s common shares are traded on the OTCQB Venture Market under the symbol “ORGS”.

b.	Financings

During the nine months ended August 31, 2016, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 2,860,578 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 2,860,578 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $1,488 thousand. Furthermore, in certain events (according to terms defined in the agreements) the Company will issue, for no additional consideration, additional common shares to subscribers which total each Subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber (See also Note 10).

The Company allocated the proceeds from the private placement based on the fair value of the warrants and the price protection derivative components. The residual amount was allocated to the shares.

The table below presents the fair value of the instruments issued as of the closing dates and the allocation of the proceeds (for the fair value as of August 31, 2016, see Note 10):

Total Fair
Value
(in thousands)
Warrants component	$466
Price protection derivative component	84
Shares component	938
Total	$1,488

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

1)       On March 1, 2016, the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company agreed to grant the consultant 250 thousand shares of restricted common stock. The fair value of the Company’s common stock as of the date of grant was $0.30. In addition, the Company will pay a retainer fee of $10,000 per month, consisting of $5,000 cash per month and $5,000 shall be payable in shares of the Company’s common stock at a value equal to the price paid for the equity capital raise of at least $3 million (the “financing”). The cash fee per month and shares shall be issued upon completion of the financing. The fair value of the shares as of August 31, 2016, was $25 thousand.

2)       On April 27, 2016, the Company entered into a consulting agreement for professional services for a period of one year with two consultants. Under the terms of the agreements, the Company agreed to grant the consultants an aggregage of 1.2 million shares of restricted common stock that vested on grant date. The fair value of the Company’s common stock as of the date of grant was $0.28.

3)       On May 1, 2016, the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company agreed to grant a consultant 1 million shares of restricted common stock, of which the first 350,000 shares will vest immediately, 350,000 shares are to vest 90 days following the agreement date and 300,000 shares are schedule to vest 180 following the agreement date. The fair value of the Company’s common stock as of the date of grant of the first tranche was $0.28. With respect to each subsequent tranche, the fair value of the Company’s common stock as of August 31, 2016, was $0.35.

4)       On August 9, 2016, the Company granted to three consultants 75,885 warrants each exercisable at $0.52 per share for three years. The fair value of those options as of the date of grant was $53 thousand using the Black-Scholes valuation model. The warrants were granted as a success fee with respect to the issuance of the convertible notes during the three months period ended August 31, 2016.

NOTE 9 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Three Months Ended		Nine months Ended
	August 31,		August 31,
	2016	2015	2016	2015
	(in thousands, except per share data)

Basic:
Loss for the period	$2,644	$1,616	$6,312	$3,503
Weighted average number of common shares outstanding	111,188,616	55,835,950	108,784,862	55,785,950
Loss per common share	$0.02	$0.03	$0.06	$0.06
Diluted:
Loss for the period	$2,644	$1,616	$6,312	$3,503
Changes in fair value of embedded derivative and interest expense on convertible bonds		353	87
Change in fair value of warrants		21		554
Loss for the period	2,644	1,990	$6,399	4,906

Weighted average number of shares used in the computation of basic loss per share	111,188,616	55,835,950	108,704,862	55,785,950
Number of dilutive shares related to convertible bonds		577,236		1,086,109
Number of dilutive shares related to warrants		21,279		347,567
Weighted average number of common shares outstanding	111,188,616	56,434,465	108,704,862	57,219,626

Loss per common share	$0.02	$0.04	$0.06	$0.09

Diluted loss per share does not include 16,954,564 shares underlying outstanding options, 20,971,190 shares issuable upon exercise of warrants, 800,000 shares due to stock-based compensation to service providers and 7,365,719 shares upon conversion of convertible notes for the nine and three months ended August 31, 2016, because the effect of their inclusion in the computation would be anti-dilutive.

Basic loss per share does not include 42,401,724 of redeemable common stock since the contingent criteria regarding the unwind option has not been met as of August 31, 2015.

Diluted loss per share as of August 31, 2015, does not include 42,401,724 redeemable common stock, 12,899,314 shares underlying outstanding options, 2,942,256 shares due to stock-based compensation to service providers, because the effect of their inclusion in the computation would be anti-dilutive.

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

As of August 31, 2016 and November 30, 2015, the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows (in thousands):

	August 31,	November 30,
	2016	2015
	Level 3	Level 3
Warrants (1)	$2,219	$1,382
Price protection derivative (1)	192	1,533
Embedded derivatives*(1)	540	289
Convertible bonds (2)	$1,875	$1,888

*	The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loans).

(1)     The fair value of the warrants, price protection derivative and embedded derivatives is determined by using a Monte Carlo Simulation Model. This model, in contrast to a closed form model, such as the Black-Scholes Model, enables the Company to take into consideration the conversion price changes over the conversion period of the loan, and therefore is more appropriate in this case.

(2)      The fair value of the convertible bonds described in Note 7 of the Annual Report is determined by using a binomial model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate on the valuation date (6%). The binomial model used the forecast of the Company share price during the convertible bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the Company has used the Euro/USD forward rates for each period. In order to solve for the embedded derivative fair value, the calculation was performed as follows:

•	Stage A - The model calculates a number of potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
•	Stage B - the embedded derivative value is calculated "backwards" in a way that takes into account the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of August 31, 2016:

	Price Protection
	Derivative and	Embedded
	Warrants	Derivative
Fair value of shares of common stock	$0.43	$0.43
Expected volatility	95%-102%	102%
Discount on lack of marketability	16%	-
Risk free interest rate	0.26%-0.9%	0.38%
Expected term (years)	2.2-2.8	0.33
Expected dividend yield	0%	0%
Expected capital raise dates	Q4 2016	-

The fair value of the convertible bonds is equal to their principal amount and the aggregate accrued interest.

The following table presents the assumptions that were used for the models as of November 30, 2015:

	Price Protection
	Derivative and	Embedded	Convertible
	Warrants	Derivative	Bonds
Fair value of shares of common stock	$0.33	$0.33	$0.33
Expected volatility	87%-98%	87%	88%
Discount on lack of marketability	14%	-	18%
Risk free interest rate	0.44%-1.24%	0.11%-0.49%	0.42%
Expected term (years)	0.9-3	0.08-0.87	0.8
Expected dividend yield	0%	0%	0%
Expected capital raise dates	Q2 2016-Q4
	2016, Q4 2017	-	-

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the nine months ended August 31, 2016:

				Price
		Embedded	Convertible	Protection
	Warrants	Derivatives	Bonds	Derivative
		(in thousands)
Balance at beginning of the period	$1,382	$289	$1,888	$1,533
Additions	802			120
Conversion		(10)
Changes in fair value during the period	35	253	(115)	(1,461)
Changes in fair value due to extinguishment of convertible loan		8
Translation adjustments			102
Balance at end of the period	$2,219	$540	$1,875	$192

There were no transfers to or from Level 3 during the three months ended August 31, 2016.

The Company has performed a sensitivity analysis of the results for the warrants fair value to changes in the assumptions for expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of August 31, 2016	$2,008	$2,219	$2,423

The Company has performed a sensitivity analysis of the results for the price protection derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of August 31, 2016	$186	$192	$197

The Company has performed a sensitivity analysis of the results for the Embedded Derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of August 31, 2016	$496	$540	$584

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

(*) During the twelve months ended November 30, 2015, 1,826,718 warrants had expired. There were no transfers to or from Level 3 during the twelve months ended November 30, 2015.

NOTE 11 - SUBSEQUENT EVENTS

On September 6, 2016, the Company entered into unsecured convertible notes agreements with accredited or offshore investors for an aggregate amount of $50 thousand. The notes bear an annual interest rate of 6% and mature at September 6, 2018, unless earlier converted, at the election of the Holder, the Maturity Date shall be at the earlier of (i) 10th business day following the receipt by the Company of funds from the DGO6 in respect of the previously approved budget and (ii) December 31, 2016.

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

On September 28, 2016, MaSTherCell entered into a loan agreement with an institutional lender (the “Lender”) for Euro 1 million. The loan bears an annual interest rate of 7% per annum and matures in three years. The interest will be payable starting September 30, 2017. The proceeds from the loan are mandated specifically for MaSTherCell. No prepayment is allowed before September 30, 2017. After such time and up to September 30, 2018, a fee of 3% shall be due on any prepaid portion of the principal and, after such time and onward, a fee of 2% shall be due on any prepaid portion of the principal until maturity. Notwithstanding, any outstanding principal amount is due and payable upon the Company raising a minimum of Euro 10 million in cumulative new equity financing, in conjunction with alisting of the Company’s common stockon The NASDAQ Stock Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on February 29, 2016 (and amended on March 30, 2016). Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

•	ability to obtain sufficient capital or strategic business arrangements to fund our operations and realize our business plan;
•	ability to grow our Contract Development and Manufacturing Organization (“CDMO”) business;
•	belief as to whether a meaningful and profitable global market can be established for our CDMO business for cell therapy;
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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our, ” “Orgenesis” or the “Company” refer to Orgenesis Inc. and its wholly-owned Subsidiaries, Orgenesis Ltd. (the “Israeli Subsidiary”), Orgenesis SPRL (the “Belgian Subsidiary”), Orgenesis Maryland, Inc. (the “U.S. Subsidiary”) and MaSTherCell SA (“MaSTherCell”) our Belgian-based subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Results of Operations

Comparison of the Three and Nine months Ended August 31, 2016 to the Three and Nine months Ended August 31, 2015

Revenue

For the three and nine months ended August 31, 2016, our total revenues were approximately $1.8 and $4.5 million, respectively, compared to $0.9 and $1.8 million for each of the comparable periods respectively in 2015. The increase in revenue is attributable to CDMO activities that commenced following the acquisition of MaSTherCell in March 2015, and the increase in the volume of services and sales of consumables attributable to new customers.

Expenses

Our expenses for the three and nine months ended August 31, 2016, are summarized as follows in comparison to its expenses for the three and nine months ended August 31, 2015:

	Three Months Ended August 31,		Nine months Ended August 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenues	$1,849	$937	$4,501	$1,757
Cost of sales	1,829	1,326	5,273	2,299
Research and development expenses, net	775	295	1,663	760
Amortization of intangible assets	408	408	1,217	801
Selling, general and administrative expenses	1,279	953	4,618	2,811
Financial expenses (income), net	574	(336)	(645)	(1,303)
Loss before income taxes	$3,016	$1,709	$7,625	$3,611

Cost of Sales

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Salaries and related expenses	$735	$425	$2,242	$725
Professional fees and consulting services	216	119	545	241
Raw Material	613	493	1,497	771
Depreciation and amortization expenses	246	262	769	492
Other expenses	19	27	220	70
Total	$1,829	$1,326	$5,273	$2,299

Cost of sales for the three and nine months ended August 31, 2016, increased by 38% and 129%, or $503 thousand and $2,974 thousand, respectively, compared to the three and nine months ended August 31, 2015. The increase in costs of sales for the nine months ended August 31, 2016, compared to the corresponding period last year was partly due to consolidation of the full period results of MaSTherCell in the 2016 period.

Salaries and related expenses for the three and nine months ended August 31, 2016 increased by 73% and 200%, or $310 thousand and $1,517, respectively, compared to the three and nine months ended August 31, 2015. The increase in salaries and related expenses in each of the three and nine month periods ended August 31, 2016, compared to the corresponding period last year, was due to recruitment of new employees as part of our plans to expand our capacity in the manufacturing facility in Belgium and to the need to increase our professional employees force following a new customer that we had from June 2015. Accordingly, we employed an average of 78 and 63 employees in the three and nine months ended August 31, 2016, respectively, compared to 31 and 28 employees in the corresponding period last year.

Professional fees and consulting services for the three and nine months ended August 31, 2016 increased by 73% and 126%, or $97 thousand and $304 thousand, respectively compared to the three and nine months ended August 31, 2015. The increase in professional fees and consulting services in the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, was primarily due to two new consultants and $160 thousand with a new service provider.

Raw materials for the three and nine months ended August 31, 2016 increased by 24% and 94%, or $120 thousand and $1,256 thousand, respectively, compared to the three and nine months ended August 31, 2015. The increase in raw materials in the three and nine months ended August 31, 2016, compared to the three and nine months ended August 31, 2015, was due to the expansion of MaSTherCell production activities, increase in the number of customers and the execution of two qualification runs.

Amortization and depreciation expenses, net for the nine months ended August 31, 2016 increased by 56%, or $277 thousand, compared to the nine months ended August 31, 2015. The increase in amortization and depreciation expenses in the nine months ended August 31, 2016, compared to the nine months ended August 31, 2015, was due to the depreciation expenses of equipment purchased in 2016 for two production rooms and a new clean room.

Research and Development Expenses, net

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Salaries and related expenses	$311	$136	$878	$393
Stock-based compensation	50	11	284	87
Professional fees and consulting services	87	85	266	341
Lab expenses	346	160	624	319
Other research and development expenses	25	53	96	168
Less – grant	(44)	(150)	(485)	(548)
Total	$775	$295	$1,663	$760

The increase in salaries and related expenses in each of the three and nine months ended August 31, 2016, respectively, compared to the three and nine months ended August 31, 2015, is primarily due to the expansion of our development team in Belgium from one part time employee to three employees. In additiona, in the nine months ended August 31, 2016 we expanded our research and development team in our Israeli subsidiary compared to the same period last year.

The increase in stock-based compensation expenses in the three and nine months ended August 31, 2016, compared to the same period last year, is mainly due to a new grant of options for one of the executives recorded in amount of $154 thousand and $30 thousand change in the fair value valuation of options granted to one of our consultant in August 2014.

The decrease in professional fees and consulting services in the nine months ended August 31, 2016, compared to the nine months ended august 31, 2015, is primarily due to the merger with MaSTherCell, which was one of our subcontractors for the DGO6 project before the acquisition.

The increase in lab expenses in the three and nine months ended August 31, 2016, compared to the same period last year is mainly due to a final experiment held by Pall Life Science Belgium BVBA (“Pall”) and the tech transfer held in second quarter of 2016, regarding the work done by Pall to MaSTherCell.

Selling, General and Administrative Expenses

	Three Months Ended August 31,		Nine months Ended August 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Salaries and related expenses	$220	$200	$629	$681
Stock-based compensation	378	249	1,801	551
Accounting and legal fees	30	42	578	393
Professional fees	320	233	579	615
Rent and related expenses	183	87	520	194
Business development	103	98	331	236
Other general and administrative expenses	45	44	180	141
Total	$1,279	$953	$4,618	$2,811

Selling, general and administrative expenses for the three and nine months ended August 31, 2016 increased by 34% and 64%, or $326 thousand and $1,807 thousand, respectively, compared to the three and nine months ended August 31, 2015. The increase in selling, general and administrative expenses is partly due to MaSTherCell activities of $399 thousand during the nine months ended August 31, 2015 which was consolidated only from March 2, 2015.

Furthermore the decrease in salaries and related expenses in the nine months ended August 31, 2016 compared to the corresponding period last year is due to decrease in the number of management positions. The increase in accounting and legal fees expenses is primarily attributable to legal fees incurred in connection with a new patent application that we submitted in twelve countries.

The increase in stock-based compensation expenses in the nine months ended August 31, 2016 compared to corresponding period last year was due to new grants for two executives on April 27, 2016 for which we recorded a charge in the amount of $468 thousand and stock-based compensation related to options and shares granted to seven consultants in the amount of $881 thousand. The increase in stock-based compensation expenses in the three months ended August 31, 2016 compared to corresponding period last year was due to stock-based compensation related to options and shares granted to three consultants in the amount of $210 thousand.

The increase in Selling, general and administrative expenses for the nine months ended August 31, 2016 was partially offset by a decrease of $129 thousand in professional fees due to reduced reliance on outside professionals compared to the corresponding period last year. The increase in rent and related expenses in the three and nine months ended August 31, 2016 compared to the same period last year is due to the leasing of additional offices permises for our subsidiary MaSTherCell. The increase in business development expenses in the nine months ended August 31, 2016 compared to the corresponding period last year is due to an increase in the number of conferences we attended for marketing our CDMO business during 2016 and travel expenses, respectively, for our subsidiary MaSTherCell.

Financial Expenses (Income), net

	Three Months Ended August 31,		Nine months Ended August 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Increase (decrease) in fair value of warrants and financial liabilities measured at fair value	$555	$(567)	$(1,057)	$(1,897)
Interest expense on loans and convertible loans	75	172	339	440
Foreign exchange (gains) losses	(111)	15	(75)	77
Other expenses	55	44	148	77
Total	$574	$(336)	$(645)	$(1,303)

The decrease in financial income for the nine months ended August 31, 2016, compared to the corresponding period last year was mainly due to a decrease of $840 thousand in the interest income from the changes in fair value of warrants and financial liabilities measured at fair value. This change was mainly due to a decrease of $520 thousand in the income from changes in fair value related to warrants which expired during the nine months ended August 31, 2015, a decrease of $890 thousand in the interest income from changes in fair value of convertible bonds mainly due changes in our assumptions related to the occurrence of the convertible bonds conversion option during the nine months period ended 2015 and a decrease of $636 thousand in the fair value of the embedded derivatives due to the fact that in 2015 there was a strong influence of the share price that decreased. This decrease was partially offset by interest income of $1,461 thousand in the nine months ended August 31, 2016 from changes in Fair value of the price protection derivative, due to updated in our assumptions related to the probabilities of activating the anti dilution mechanism and $2,290 thousand loss from extinguishment of a convertible loan. Furthermore, the decrease in interest income from the changes in fair value of warrants and financial liabilities as we mention above was partially offset by an increase of $ $152 thousand in foreign exchange gain.

The increase in financial expenses for the three months ended August 31, 2016, compared to the same period of 2015, is mainly attributable to an increase of $779 thousand in the fair value of warrants, price protection derivative and the embedded derivative due to an increase in our share price during the three months ended August 31, 2016 as oppose to a decrease in our share price during the three months ended August 31, 2015 and due to a decrease of $343 thousand in the interest income from changes in fair value of the convertible bonds mainly due changes in our assumptions related to the occurrence of the convertible bonds conversion option during the three months period ended 2015. This increase was partially offset by an increase of $126 thousand in foreign exchange gain and decrease of $97 thousand in interest expense of MaSTherCell loans following repayment of loans.

Liquidity and Financial Condition

Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from the activities of MaSTherCell, our Belgian Subsidiary. As of August 31, 2016, we had negative working capital of $9.6 million, including cash and cash equivalents of $0.3 million.

Working Capital Deficiency

	August 31,	November 30,
	2016	2015
	(in thousands)
Current assets	$5,292	$8,206
Current liabilities	14,924	16,476
Working capital deficiency	$(9,632)	$(8,270)

The decrease in current assets is mainly due to a decrease of $3.9 million in cash and cash equivalents that were used for, among other things, the repayment of short and long-term debt and expanding the capacity of the manufacturing facility in Belgium in order to meet customers demands. This was partially offset by an increase of $0.7 and $0.3 million in the amount of accounts receivable and prepaid expenses and other receivables. The decrease in current liabilities is mainly due to a decrease of $1.7 million in short-term loans and current maturities of long term loans, a decrease of $1 million in current maturities of convertible loans following the conversion to equity that was offset by $0.5 million change in fair value of certain convertible loans and a decrease of $1.3 million in price protection derivative (Due to foregoing we updated our assumptions related to the probabilities of activating the anti-dilution mechanism and the decrease in the life of the price protection derivative). This was offset by an increase in the amount of $0.8 million in warrants and an increase in the amount of $1.4 in accounts payable and employee and related payables.

Cash Flows

	Nine months Ended August 31,
	2016	2015
	(in thousands)
Net loss	$(6,312)	$(3,503)
Net cash used in operating activities	(3,177)	(2,045)
Net cash used in investing activities	(1,049)	(198)
Net cash provided by financing activities	317	1,364
Decrease in cash and cash equivalents	$(3,909)	$(879)

The increase in net cash used in operating activities for the nine months ended August 31, 2016, compared to the nine months ended August 31, 2015, was mainly due to the CDMO activities that commenced pursuant to the acquisition of MaSTherCell in March 2015 and the expansion of the capacity of our production factory that included, among other things, doubling the number of employees and renting additional area.

The increase in net cash used in investing activities for the nine months ended August 31, 2016, compared to the nine months ended August 31, 2015, was due to the expanding of the manufacturing area of MaSTherCell in Belgium.

The decrease in net cash provided by financing activities for the nine months ended August 31, 2016, compared to the nine months ended August 31, 2015, was due to a decrease of $0.5 million in short-term line of credit, increase in repayment of short and long-term loans in amount of $1.8 million on the CDMO segment and a decrease of $0.8 million in the proceeds from issuance of loans payable, which was offset by increase in the proceeds from issuance of shares and warrants in the amount of $1.5 million in the nine months ended August 31, 2016 as oppose to none in the nine months ended August 31, 2015, and by increase in the net proceeds from issuance of convertible loans in the amount of $0.6 million during the nine months ended August 31, 2016.

We need to raise additional operating capital on an immediate basis. Management believes that our current cash resources will not allow us to conduct operations as presently conducted through the balance of this fiscal year unless we are able to raise additional capital. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, we will not have the cash resources to remain as a going concern thereafter.

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

If we cannot effectively manage these factors, including closing new revenue opportunities from existing and new customers for our CDMO business, we will need to raise additional capital to support our business on or before such date. Except for the credit facility discussed below, we have no commitments for any such funding, and there are no assurances that such additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, the Company will not have the cash resources to continue as a going concern.

Going Concern

The unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have net losses for the period from inception (June 5, 2008) through August 31, 2016 of $27 million, as well as negative cash flows from operating activities. Our management estimates that the cash and cash equivalents balance as of August 31, 2016 of $270 thousand is not sufficient to fund the Company’s operational and clinical development activities for the twelve months following August 31, 2016. These factors raise substantial doubt about the our ability to continue as a going concern. During the nine months ended August 31, 2016, we received proceeds of approximately $4.4 million from customers. We raised proceeds of $0.5 from the proceeds of private placements to qualified investors and net proceeds of 1.3 million from the proceeds of convertible loans. In addition, after the period ended August 31, 2016, we raised an additional $50 thousand from convertible loans and received $1.2 million (1 million Euro) loan.

Management is in ongoing financing discussions with third party investors and existing shareholders with a view to secure the needed financing. However, there is no assurance that the Company will be successful with those initiatives.

The interim condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability. If we raise additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our future plans for developing its business and achieving commercial revenues. If we are unable to obtain the necessary capital when needed, we may have to cease operations.

On September 9, 2015, the Israeli Subsidiary entered into a Pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and Pall Corporation, a U.S. company. BIRD will give a conditional grant of $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on March 1, 2015. Upon the conclusion of product development, the grant shall be repaid at the rate of 5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on March 1, 2015. During the nine months ended August 31, 2016, the Israeli Subsidiary received an additional $100 thousand under the grant.

During the nine months ended August 31, 2016, we entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 2,860,578 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 2,860,578 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $1,488 thousand. Furthermore, in certain events (according to terms defined in the agreements) the Company will issue, for no additional consideration, additional common shares to subscribers which total each Subscriber’s subscription proceeds divided by the New Issuance Price, minus the number of shares already issued to such subscriber.

During the three months ended August 31, 2016 we entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $1.3 million. The loans bear an annual interest rate of 6% and mature in two years, unless converted earlier. The entire principal amount under the notes and accrued interest shall automatically convert into “Units” (as defined below) upon the earlier to occur of any of the following: (i) the closing of an offering of equity securities with gross proceeds to us greater than $10 million (ii) the trading of the Company’s common stock on the over-the counter market or an exchange at a weighted average price of at least $0.52 for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange (each a “Conversion Event”). Upon the occurrence of a Conversion Event, each $0.52 of principal amount and accrued interest due is to convert into (a “Unit”), consisting of one share of Common Stock and one three-year warrant exercisable into an additional share of common stock at a per share exercise price of $0.52, provided that, if more favorable to the holder, any principal amount and accrued interest due shall convert into securities on the same basis as such securities are sold in the Qualified Offering. At any time, the holder may convert the principal amount and accrued interest outstanding into Units as provided above. In addition, if a Conversion Event does not occur within 12 months of the issuance date hereof, then the holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either (i) Units as provided above, or (ii) shares of the Company’s common stock at a per share conversion price of $0.40.

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

On August 26, 2016, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with KORIL and CureCell. KORIL will give a conditional grant up to $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on June 1, 2016. Upon the conclusion of product development, the grant shall be repaid at the yearly rate of 2.5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on June 1, 2016. In June 2016, the Israeli Subsidiary received $160 thousand under the grant.

During 2016 and 2015, we have received certain grant funding and have relied and expect to continue to rely on such funding to further our clinical development in the future.

On September 28, 2016, our subsidiary MaSTherCell, entered into a loan agreement with an institutional lender (the “Lender”) for Euro 1 million. The loan bears an annual interest rate of 7% per annum and matures in three years. The interest will be payable starting September 30, 2017. The proceeds from the loan are mandated specifically for MaSTherCell. No prepayment is allowed until after September 30, 2017. After such time and up to September 30, 2018, a fee of 3% shall be due on any prepaid portion of the principal and, after such time and onward, a fee of 2% shall be due on any prepaid portion of the principal until maturity. Notwithstanding, any outstanding principal amount is due and payable upon the Company raising a minimum of Euro 10 million in cumulative new equity financing in conjunction with a listing of the Company’s common stock on The NASDAQ Stock Market

Cash Requirements

Subject to raising adequate funds, our plan of operation over the next 12 months is to:

•	initiate regulatory activities in Europe and the United States;
•	locate suitable facility in the U.S. for tech transfer and manufacturing scale-up;
•	purchase equipment needed for its cell production process;
•	hire key personnel including in GMP implementation and general and administrative;
•	collaborate with clinical centers and regulators to carry out clinical studies and clinical safety testing;
•	identify optional technologies for scale up of the cells production process; and
•	initialize efforts to validate the manufacturing process.

We estimates our operating capital needs for the next 12 months as of August 31, 2016 to be as follows (in thousands):

Revenues	$10,985
Grant Income	6,302
Industrial loans	1,310
Manufacturing Wages	(4,629)
Other Manufacturing expenses	(6,347)
R&D Wages	(1,567)
R&D Subcontractors	(4,245)
Other R&D expenses	(1,381)
G&A expenses	(3,775)
Expansion of CMO Activities	(2,400)
Property and equipment Investments	(2,157)
Total	$(7,905)

Future Financing

We will need to raise additional capital to both supplement our preclinical developments that are not covered by any grant funding and to cover the global expanding of CDMO activities. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet its other obligations as they become due and will be forced to scale down or perhaps even cease the our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of August 31, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management believes the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next quarter, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

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

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. However, with the appointment of additional qualified personnel to address inadequate segregation of duties during this third fiscal quarter, we plan to implement the following changes during the next quarter:

(i)

utilize the additional qualified personnel we have appointed in this period to address ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) and (ii) are now dependent on our company finalizing the written policies and procedures so that we can begin implementing them during our fiscal fourth quarter 2016. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes or because of not continuously modifying such internal controls as the business evolves.

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended August 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended August 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the nine months ended August 31, 2016 without registration under the Securities Act:

During the nine months ended August 31, 2016, we entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 2,860,578 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 2,860,578 shares of the Company’s common stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $1,488 thousand. Furthermore, in certain events (according to terms defined in the agreements) the Company will issue, for no additional consideration, additional common shares to subscribers which total each subscriber’s subscription proceeds divided by a new issuance price, minus the number of shares already issued to such subscriber.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Regulation S-K:

No.	Description
10.1	Loan Agreement dated as of September 28, 2016 between the FPIM and MaSTherCell
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President, Chief Executive Officer, and Chairperson of the Board
(Principal Executive Officer)
Date: October 14, 2016

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: October 14, 2016