Form 10-K
period 2016-11-30
Orgenesis Inc.
filed 2017-02-28
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2016

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

-0-

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
Yes [  ]    No [X]

The registrant had 116,615,693 shares of common stock outstanding as of February 28, 2017. The aggregate market value of the common stock held by non-affiliates of the registrant as of February 27, 2017 was $60,098,916 as computed by reference to the closing price of such common stock on OTCQB on such date.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

ORGENESIS INC.
2016 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. Certain statements made in this discussion are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in an annual report on Form 10-K include statements about our:

•	ability to continue as a going concern;
•

ability to obtain sufficient capital or strategic business arrangements to maintain our operations and realize our business plan, including our financial obligations under various strategic collaboration arrangements;

•

our ability to develop through our Israeli subsidiary to the clinical stage a new technology to transdifferentiate liver cells into functional insulin-producing cells, thus enabling normal glucose regulated insulin secretion, via cell therapy;

•

our belief that one of our principal competitive advantages is our cell transdifferentiation technology being developed by our Israeli subsidiary and being able to compete favorably and profitably as a CDMO in the regenerative medicine sector;

•	belief that our diabetes-related treatment seems to be safer than other options;
•	expectations regarding our Israeli subsidiary’s ability to obtain and maintain intellectual property protection for our technology and therapies;
•	ability to commercialize products in light of the intellectual property rights of others;
•	ability to obtain funding necessary to start and complete such clinical trials;
•	belief that Diabetes Mellitus will be one of the most challenging health problems in the 21st century and will have staggering health, societal and economic impact;
•	relationship with with Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (“THM”) and the risk that THM may cancel the License Agreement;
•	expenditures not resulting in commercially successful products;
•	ability to grow the business of MaSTherCell, which we acquired in our fiscal year 2015, as our principal Contract Development and Manufacturing Organization (“CDMO”) business;
•	ability to fund the operational and capital requirements of our CDMO business and its global expansion
•	successful integration of our clinical and CDMO strategy;
•	ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	ability to attract and retain key scientific or management personnel and to expand our management team;
•	accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing; and
•	extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended November 30, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Corporate Overview

Orgenesis Inc. is among the first of a new breed of regenerative therapy companies with expertise and unique experience in cell therapy development and manufacturing. We are a fully-integrated biopharmaceutical company focused not only on developing our trans-differentiation technologies for diabetes and vertically integrating manufacturing that can optimize our abilities to scale-up our technologies for clinical trials and eventual commercialization, but also to apply our disciplined execution to emerging technologies of other cell therapy markets in such areas as cell-based cancer immunotherapies and neurodegenerative diseases. This integrated approach supports our business philosophy of bringing to market significant life-improving medical treatments.

Our cell therapy technology for diabetes derives from published work of Prof. Sarah Ferber, our Chief Science Officer and a researcher at Tel Hashomer Medical Center, a leading medical hospital and research center in Israel (“THM”), who established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and transdifferentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells. Furthermore, those cells were found to be resistant to autoimmune attack and to produce insulin in a glucose-sensitive manner in relevant animal models. Our development activities with respect to cell-derived and related therapies, which are conducted through Orgenesis Ltd., our Israeli subsidiary, have, to date, been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to diabetes and other potential indications.

Our Belgian-based subsidiary, MaSTherCell SA, is a contract development manufacturing organization, or CDMO, specialized in cell therapy development for advanced medicinal products. In the last decade, cell therapy and regenerative medicine products have gained significant importance, particularly in the fields of ex-vivo gene therapy and immunotherapy. While academic and industrial research has led scientific development in the sector, industrialization and manufacturing expertise remains insufficient. MaSTherCell plans to fill this gap by providing two types of services to its customers: (i) process and assay development and optimization services and (ii) current Good Manufacturing Practices (cGMP) contract manufacturing services. These services offer a double advantage to MaSTherCell's customers. First, customers can continue allocating their financial and human resources on their product/therapy, while relying on a trusted partner for their process development/production. Second, it allows customers to leverage MaSTherCell's expertise in cell therapy manufacturing and all related aspects. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that MaSTherCell is well positioned to serve as an external manufacturing source for cell therapy companies.

In furtherance of our business strategy, we are leveraging the recognized expertise and experience in cell process development and manufacturing of MaSTherCell, and our international joint ventures, to build a global and fully integrated bio-pharmaceutical company in the cell therapy development and manufacturing area. We target the international manufacturing market as a key priority through joint-venture agreements that provide development capabilities, along with manufacturing facilities and experienced staff. All of these capabilities offered to third-parties are mobilized for our internal development projects, allowing the Compamy to be in a position to bring new products to the patients faster and at a fraction of the costs.

We need to raise significant capital in order to realize our business plan. See “Risk Factors”.

Cell Therapy and Regenerative Medicine Field

Regenerative medicine is the process of replacing or regenerating human cells, tissues or organs to restore normal function. Our business model is focused on two of these areas – manufacturing and treating patients.

First, through our wholly-owned CDMO subsidiary, MaSTherCell, we have built a unique and fundamental base platform of know-how and expertise for a multitude of cell types. MaSTherCell has strategically positioned us in the cell therapy market on multiple levels as the cell therapy industry continues to evolve. Our goal is to maintain our reputation as a premier service provider in the regenerative medicine industry by leveraging the experience and expertise of MaSTherCell as a recognized leader of cell therapy development and manufacturing.

Second, on our clinical development side, through our Israeli subsidiary, our goal is to advance a unique cell-based therapy, the Autologous Insulin Producing (“AIP”) cells, into clinical development. AIP cells utilize the technology of ‘cellular trans-differentiation’ to transform an autologous adult liver cell into a fully functional and physiologically glucose-responsive insulin producing cell. Treatment with AIP cells is expected to provide Type 1 Diabetes patients with long-term insulin independence. Because the AIP cells are autologous, this benefit should be achieved and maintained without the need for concomitant immunosuppressive therapy.

Cell therapy is the prevention or treatment of human disease by the administration of cells that have been selected, multiplied and manipulated outside the body (ex vivo). To date, the most common type of cell therapy has been the replacement of mature, functioning cells through blood and platelet transfusions. Since the 1970s, first bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow, as well as blood and immune system cells damaged by chemotherapy and radiation used to treat many cancers. These types of cell therapies are standard of practice world-wide and are typically reimbursed by insurance.

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

There are two general classes of cell therapies: allogeneic and autologous. In allogeneic procedures, cells collected from a person (the donor) are transplanted into, or used to develop a treatment for another patient (the recipient) with or without modification. In cases where the donor and the recipient are the same individual, these procedures are referred to as “autologous”. Our treatment for diabetes focuses on autologous cells that offer a low likelihood of rejection by the patient. We believe the long-term benefits of this treatment can best be achieved with an autologous product.

Various cell therapies are in clinical development for an array of human diseases, including autoimmune, oncologic, neurologic and orthopedic diseases, among other indications. Orgenesis, as well as other companies, are developing cell therapies that are designed to address cancers, ischemic repair and immune modulation. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy holds the promise to address several medical conditions and minimize or ameliorate the pain and suffering from many common diseases and/or from the process of aging.

Diabetes Mellitus (DM), or simply diabetes, is a metabolic disorder usually caused by a combination of hereditary and environmental factors, and results in abnormally high blood sugar levels (hyperglycemia). Diabetes occurs as a result of impaired insulin production by the pancreatic islet cells. The most common types of the disease are Type-1 Diabetes (T1D) and Type-2 Diabetes (T2D). In T1D, the onset of the disease follows an autoimmune attack of β-cells that severely reduces β-cell mass. T1D usually has an early onset and is sometimes also called juvenile diabetes. In T2D, the pathogenesis involves insulin resistance, insulin deficiency and enhanced gluconeogenesis, while late progression stages eventually lead to β-cell failure and a significant reduction in β-cell function and mass. T2D often occurs later in life and is sometimes called adult onset diabetes. Both T1D and late-stage T2D result in marked hypoinsulinemia, reduction in β-cell function and mass and lead to severe secondary complications, such as myocardial infarcts, limb amputations, neuropathies and nephropathies and even death. In both cases, patients become insulin-dependent, requiring either multiple insulin injections per day or reliance on an insulin pump.

Diabetes is one of the most challenging health problems in the 21st century, incurring staggering health, societal, and economic impact. Diabetes is currently the fourth or fifth leading cause of death in most developed countries. Diabetic has been declared an epidemic in many developing and newly industrialized nations.

Threats from Pancreas Islet Transplantation and Cell Therapies

For some patients with severe and difficult to control diabetes (hypoglycemic unawareness), islet transplants are considered. Pancreatic islets are the cells in the pancreas that produce insulin. Scientists use enzymes to isolate the islets from the pancreas of a deceased donor. Because the islets are fragile, transplantation must occur soon after they are removed. Typically, a patient receives at least 10,000 islet “equivalents” per kilogram of body weight, extracted from pancreases obtained from different donors. Patients often require two separate transplants to achieve insulin independence.

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

Our Solution

We are developing and bringing to the clinical stage a technology that is based on the published work of Prof. Sarah Ferber, our Chief Science Officer and a researcher at THM, demonstrated the capacity to induce a shift in the developmental fate of cells from the liver into “pancreatic beta cell-like” insulin-producing cells. Furthermore, those cells were found to be resistant to the autoimmune attack and to produce insulin in a glucose-sensitive manner.

The License Agreement

Our cell therapy business derives from a licensing agreement entered into as of February 2, 2012 by Orgenesis Ltd., our Israeli subsidiary, and THM pursuant to which our Israeli subsidiary was granted a worldwide royalty bearing and exclusive license to certain information regarding a molecular and cellular approach directed at converting liver cells into functional insulin producing cells as a treatment for diabetes (the “License Agreement”). By using therapeutic agents (i.e., PDX-1, and additional pancreatic transcription factors in an adenovirus-vector) that efficiently convert a sub-population of liver cells into pancreatic islets phenotype and function, this approach allows the diabetic patient to be the donor of his own therapeutic tissue. We believe that this provides major competitive advantage to the cell transformation technology of our Israeli Subsidiary.

As consideration for the license, our Israeli subsidiary has agreed to pay the following to THM:

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

As of November 30, 2016, our Israeli subsidiary has not reached any of these milestones.

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

Under the License Agreement, THM is entitled to terminate the License Agreement under certain conditions relating to a material change in the business of our Israeli subsidiary or a breach of any material obligation thereunder or to a bankruptcy event of our Israeli subsidiary. Under certain conditions, our Israeli subsidiary may terminate the License Agreement and return the licensed information to THM.

In May 2015, the Israeli Subsidiary entered into a research service agreement with the Licensor. According to the agreement, our Israeli Subsidiary will perform a study at the facilities and use the equipment and personnel of the Sheba Medical Center, for the consideration of approximately $110 thousand for a year. In May 2016, the Israeli Subsidiary renewed the research agreement for an additional year with annual consideration of approximately $88 thousand.

Subject to raising the necessary funding, we intend to advance our cell therapy business by furthering this licensed technology to a clinical stage. We intend to devote significant resources to process development and manufacturing in order to optimize the safety and efficacy of our future product candidates, as well as our cost of goods and time to market. Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We believe that operating our own manufacturing facility will provide the Company with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

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

We are aware of no other company focused on development of AIP cells based on transdifferentiation. The pharmaceutical industry is fragmented and it is a competitive market. We compete with many pharmaceutical companies, both large and small and there may be technologies in development of which we are not aware.

Marketing

Our plan is to market and sell AIP cellular therapy as a stand-alone product, and to provide supporting education and services to physicians and the healthcare providers that support them. In addition, we expect to provide appropriate and supportive services to the distribution networks that make our product available to treating physicians and facilities. Once marketing authorization is granted, we plan to market our product in the North American, European and Asian regions.

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

Competition

Insulin therapy is used for Insulin-Dependent Diabetes Mellitus (IDDM) patients who are not controlled with oral medications, although this therapy has well-known and well-characterized disadvantages. Weight gain is a common side effect of insulin therapy, which is a risk factor for cardiovascular disease. Injection of insulin causes pain and inconvenience for patients. Patient compliance and inconvenience of self-administering multiple daily insulin injections is also considered a disadvantage of this therapy. The most serious adverse effect of insulin therapy is hypoglycemia.

The global diabetes market comprising the insulin, insulin analogues and other anti-diabetic drugs has been evolving rapidly. Today’s overall diabetes market is dominated by a handful of participants such as Novo Nordisk A/S, Eli Lilly and Company, Sanofi-Aventis, Takeda Pharmaceutical Company Limited, Pfizer Inc., Merck KgaA, and Bayer AG.

Collaboration Agreements Relating to the Diabetes Business

In order to develop our cell therapy business, we have embarked on a strategy of collaborative arrangement with strategically situated third parties around the world. We believe that these parties have the expertise, experience and strategic location to advance our clinical development business.

Russia

On November 12, 2015, our Israeli subsidiary entered into a collaboration agreement with Biosequel LLC, a company incorporated and existing under the laws of Russia (“Biosequel”), to collaborate in carrying out clinical trials and eventually marketing the Company’s products in Russia, Belarus and Kazakhstan. The collaboration is divided into two stages, with the first focused on obtaining the requisite regulatory approvals for conducting clinical trials, as well as performing all clinical and other testing required for market authorization in the defined territory. The second stage will focus on marketing the products in the territory and will be subject to obtaining requisite approvals for such marketing. Biosequel will fund the costs for the first stage, which is expected to last for five or more years, but such stage may terminate earlier if the necessary regulatory approvals for commencement of clinical trials are not obtained by the second anniversary of the agreement or if the malting approvals are not obtained with 48 months following the commencement of the clinical trials. The collaboration agreement is also terminable under certain limited conditions relating to a party’s insolvency or bankruptcy related event or breach of a material term of the agreement and force majeure events or upon the termination of the THM License Agreement. As of the date of this report, Biosequel is in the first stage of the collaboration and performing the work needed in order to obtain the requisite regulatory approvals for conducting clinical trials.

China, China, Hong Kong SAR and Macau SAR

On February 18, 2016, our Israeli subsidiary entered into a Collaboration Agreement (the “Collaboration Agreement) with Grand China Energy Group Limited with headquarters in Beijing, China (“Grand China”) to collaborate in carrying out clinical trials and marketing the Company’s autologous insulin producing cell therapy product in the Peoples Republic of China, Hong Kong and Macau, based on achieving certain pre-market development milestones that include Grand China obtaining the requisite regulatory approvals for commercialization of our AIP cells, including performing all clinical and other testing required for market authorization in each jurisdiction in the territory. Upon achieving the pre-market development milestones by Grand China, the parties will collaborate on marketing the products in the territory. Grand China will bear all costs associated with the pre-marketing development efforts in the territory, which is expected to last for approximately four years. Subject to the completion of the pre-marketing development milestones, our Israeli Subsidiary has agreed to grant to Grand China, or a fully owned subsidiary thereof, under a separate sub-license agreement, an exclusive sub-license to the intellectual property underlying solely for commercialization of the Company’s products in each such jurisdiction in the territory where all of the pre-marketing development required to commercialize the AIP cells have been successfully completed by Grand China. Grand China has agreed to pay annual license fees, ongoing royalties based on net sales generated by Grand China and its sublicensees, milestone payments and sublicense fees.

Research and Development Expenditures

We incurred $2,637 thousand in research and development expenditures in the last fiscal year ended November 30, 2016, of which $480 thousand was covered by grant funding ($1,860 thousand for the year ended November 30, 2015, of which $793 thousand was covered by grant funding).

Contract Development and Manufacturing Business

Our Belgian-based subsidiary, MaSTherCell, is a CDMO specialized in cell therapy development for advanced therapeutical products. In the last decade, cell therapy medicinal products have gained significant importance, particularly in the fields of ex-vivo gene therapy and immunotherapy. While academic and industrial research has led scientific development in the sector, industrialization and manufacturing expertise remains insufficient. MaSTherCell plans to fill this gap by providing two types of services to its customers: (i) process and assay development services and (ii) current Good Manufacturing Practices (cGMP) contract manufacturing services. These services offer a double advantage to MaSTherCell's customers. First, customers can continue allocating their financial and human resources on their product/therapy, while relying on a trusted partner for their process development/production. Second, it allows customers to benefit from MaSTherCell's expertise in cell therapy manufacturing and all related aspects.

MaSTherCell's target customers are primarily cell therapy companies that are in pre- or early-stage clinical trials (Phase I/II). MaSTherCell has continued to invest in its manufacturing capabilities to offer a “one-stop-shop” service to its customers from pre-clinical up to commercial. This stems from the finding that these companies' processes have to be set up right from the start in order for them to obtain approved products that have the simplest possible process and with the lowest possible cost of goods sold (COGS). MaSTherCell continues to invest resources to maintain best practices in quality service, quality control, quality assurance and permanent staff training to uphold the highest standards. Therefore, MaSTherCell's strategy is to build long term relationships with its customers in order to help them bring highly potent cell therapy products faster to the market and in cost-effective ways. To provide these services, MaSTherCell relies on a team of dedicated experts both from academic and industry backgrounds. It operates through state-of-the-art facilities located just 40 minutes from Brussels, which have received the final cGMP manufacturing authorization from the Belgian Drug Agency (AFMPS) in September 2013.

We devote significant resources to process development and manufacturing in order to optimize the safety and efficacy of our future product candidates for our customers, as well as our cost of goods and time to market. Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We believe that operating our own manufacturing facility provides us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

The Company believes that the combination of growing recurring revenue and profits through its manufacturing activities and the commercialization of its Type 1 diabetes therapies is the de-risked, value-driving factor of the business.

Joint Ventures in the CDMO Field

We have established collaboration agreement for the CDMO activity and the main focus, initially, has been Asia (Korea, Singapore and India) and Israel. We are leveraging the experience and expertise of MaSTherCell to build out a global network of CDMO centers.

Korea

On March 14, 2016, we entered into a Joint Venture Agreement (the “JVA”) with CureCell pursuant to which we are collaborating in the contract development and manufacturing of cell therapy products in Korea. From the execution date of the JVA until the date of the filing of this report on Form 10-K, CureCell has procured the GMP facility and has recruited the appropriate staff in Korea. Under the JVA, the Company and CureCell each undertook to remit, within two years of the execution of the JVA, $2 million to the JV Company, of which $1 million is to be in cash and the balance in an in-kind investment, the scope and valuation of which shall be preapproved in writing. Through the date of the filing of this annual report on Form 10-K, we remitted to CureCell $595 thousand by way of a convertible loan. Our intention by the obligation of the agreement is to pursue the joint venture through a newly established Korean company (the “JV Company”) in which each party will have 50% from the participating interest of the JV Company subject to the fulfillment by each party of his obligations under the JVA. In addition to that, the JVA provides that, under certain specified conditions, we can require CureCell to sell to us its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on the then valuation of the JV Company. As of November 30, 2016, the obligations of each party under the JVA have not been fulfilled and we are working on establishing the new JV Company.

Israel

On May 10, 2016, we and Atvio Biotech Ltd., an Israeli company (“Atvio”) entered into a joint venture agreement pursuant to which the parties are collaborating in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in the State of Israel. The parties are pursuing the joint venture through Atvio, in which we are holding a 50% participating interest therein, with the remaining 50% participating interest are being held by the other shareholders of Atvio. Up to the current date, Atvio has procured, at its sole expense, a GMP facility and has been recruited 4 employees in Israel. Subject to the work plan that was approved by Atvio and us, we will remit to Atvio a total of $1 million to defray the costs associated with the setting up and the maintenance of the GMP facility, all or part of which may be contributed by way of in kind services as agreed to in the work plan. The Company’s funding is made by way of a convertible loan to Atvio, which shall be convertible at our option at any time into 50% of the then outstanding equity capital immediately following such conversion. The joint venture agreement provides that, under certain specified conditions, either we can require the Atvio Shareholders to sell to us their participating (including equity) interest in Atvio or the Atvio Shareholders can require from us to purchase their respective participating and equity holdings in Atvio, in each case in consideration for the issuance of our common stock based on the then specified valuation of Atvio. As of November 30, 2016, we have remitted to Atvio a total of $111 thousand, under and subject to the terms of the joint venture agreement.

Competition in the CDMO Field

MaSTherCell competes with a number of companies both directly and indirectly. Key competitors include the following CMOs and CDMOs: Lonza Group Ltd, Progenitor Cell Therapy (PCT) LLC, Pharmacell BV, WuxiAppTec (WuXi PharmaTech (Cayman) Inc.), Cognate Bioservices Inc., Apceth GmbH & Co. KG, Eufets GmbH, Fraunhofer Gesellschaft, Cellforcure SASU, Cell Therapy Catapult Limited and Molmed S.p.A. MaSTherCell's services differ from these companies in two major aspects:

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

MaSTherCell strengthens its leading position investing in a one-stop-shop service offering from pre-clinical to commercial with a clear focus on COGS of manufacturing processes. Neither of these differentiating points results in a price premium compared to other CMO’s as MaSTherCell operates with a lean organization focused solely on cell therapy.

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

We own or have exclusive rights to four (4) United States and seven (7) foreign issued patents, three (2) pending applications in the United States, eleven (11) pending applications in foreign jurisdictions: Europe, Australia, Brazil, Canada, China, Eurasia, Israel, Japan, South Korea, Mexico, and Singapore, and one (1) international PCT patent application, relating to the transdifferentiation of cells (including hepatic cells) to cells having pancreatic β-cell phenotype and function, and their use in the treatment of degenerative pancreatic disorders including diabetes, pancreatic cancer, and pancreatitis.

Granted United States patents which are directed to methods of making transdifferentiated cells will expire between 2021 and 2024, excluding any patent term extensions that might be available following the grant of marketing authorizations. Granted patents outside of the United States directed to making transdifferentiated cells and their uses will expire between 2020 and 2024. We have pending patent applications for methods of making our product, the product itself, and methods of using the product that, if issued, would expire in the United States and in countries outside of the United States between 2034 and 2035, excluding any patent term adjustment that might be available following the grant of the patent and any patent term extensions that might be available following the grant of marketing authorizations. These pending patent applications are directed to the following specific compositions and methods: a method of producing a transdifferentiated population of cells, a population of transdifferentiated cells, a method of treating a degenerative pancreatic disorder in a subject in need, a method of isolating a population of cells that have an enriched capacity for transcription factor induced transdifferentiation, an isolated population of cells having enriched transdifferentiation capacity, a method of increasing transdifferentiation efficiency in a population of cells, a population of liver cells enriched for cells predisposed to transdifferentiation, and a method of manufacturing a population of human insulin producing cells and the population of cells produced by the recited manufacturing method.

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

Over the past decade, many studies published in leading scientific journals confirmed the capacity of reprogramming adult cells from many of our mature organs to either alternate organs or to “stem like cells”. Most widely used autologous cell replacement protocols are used for autologous implantation of bone marrow stem cells. This protocol is widely used in patients undergoing a massive chemotherapy session that destroys their bone marrow cells. However, the stem cells used for cancer patients delineated above do not require extensive manipulation and is regarded by FDA as “minimally manipulated”.

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

•	Submission to FDA of an Investigational New Drug, or IND application, which must become effective before clinical testing in humans can start;
•	Obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce a first human biologic drug candidate into humans in clinical trials;
•

Conducting adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with Good Clinical Practice, or GCP requirements;

•	Compliance with current Good Manufacturing Practices (cGMP) regulations and standards;
•	Submission to FDA of a Biologics License Application (BLA) for marketing that includes adequate results of pre-clinical testing and clinical trials;
•	FDA reviews the marketing application in order to determine, among other things, whether the product is safe, effective and potent for its intended uses; and
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

Clinical Trials

Typically, both in the U.S. and the European Union, clinical testing involves a three-phase process, although the phases may overlap. In Phase I, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial. Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. In some circumstances, FDA or EMA may require Phase IV or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, as well as clinical trial investigators. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA or EMA.

Employees

As of November 30, 2016, we had 80 full-time employees and 8 consultants working at our Company and subsidiaries. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

On October 11, 2013, Orgenesis Ltd. incorporated a wholly-owned subsidiary in Belgium, Orgenesis SPRL, our Belgian Subsidiary, which is engaged in development and manufacturing activities together with clinical development studies in Europe. The incorporation of Orgenesis SPRL followed a strategic decision in May 2013 to work with Pall Life Science Belgium BVBA (formerly ATMI BVBA), a Belgian company, to supply disposable bioreactors as the major component in our product manufacturing. In addition, we made another strategic decision in September 2013 to work with MaSTherCell, which we subsequently acquired, in order to develop a manufacturing process and to manufacture our product. Both companies are located in Belgium.

A breakdown of our various subsidiaries is as follows:

	Percentage of
Entity	Ownership	Location
Orgenesis Ltd.	100%	Israel
Orgenesis Maryland Inc.	100%	United States of America
Orgenesis SPRL (1)	95%	Belgium
Cell Therapy Holding SA (2)	100%	Belgium
MaSTherCell SA	62%	Belgium

(1)	Orgenesis Ltd. owns 5% of Orgenesis SPRL.
(2)	Cell Therapy Holding SA owns 38% of MaSTherCell SA.

Grant Funding

Walloon Region, Belgium, Direction générale opérationnelle de l'Economie, de l'Emploi & de la Recherche (“DGO6”)

On March 20, 2012, MaSTherCell was awarded an investment grant from the DGO6 €1,421 thousand. This grant is related to the investment in the production facility with a coverage of 32% of the investment planned. A first payment of €568 thousand has been received in August 2013. In December 2016, the DGO6 paid to MaSTherCell €669 on account of the grant, and the remaining grant amount has been declined.

On November 17, 2014, Orgenesis SPRL, our Belgian subsidiary, received the formal approval from the DGO6 for a €2.015 million ($2.4 million) support program for the research and development of a potential cure for Type 1 Diabetes. The financial support is composed of a €1,085 thousand (70% of budgeted costs) grant for the industrial research part of the research program and a further recoverable advance of €930 thousand (60% of budgeted costs) of the experimental development part of the research program. On December 9 and 16, 2014, Orgenesis SPRL received €651 thousand and €558 thousand under the grant, respectively. In addition, the DGO6 is also entitled to a royalty upon revenue being generated from any commercial application of the technology. Up through November 30, 2016, an amount of $1.4 million (€1.1 million) was recorded as deduction of research and development expenses and an amount of $109 thousand was recorded as advance payments on account of grant.

In April 2016 Orgenesis SPRL received the formal approval from DGO6 for a budgeted €1,304 thousand ($1,455 thousand) support program for the development of a potential cure for Type 1 Diabetes. The financial support is awarded to Orgenesis SPRL as a recoverable advance payment at 55% of budgeted costs, or for a total of EUR 717 thousand ($800 thousand). The grant will be paid over the project period. On December 19, 2016, Orgenesis SPRL received a first payment of €359 thousand ($374 thousand).

On October 8, 2016, Orgenesis SPRL received the formal approval from the DGO6 for a budgeted €12.3 million ($12.8 million) support program for the GMP production of AIP cells for two clinical trials that will be performed in Germany and Belgium. The project will be held during a period of three years commencing January 1, 2017. The financial support is awarded to the Belgium subsidiary at 55% of budgeted costs, a total of €6.8 million ($7 million). The grant will be paid over the project period. On December 19, 2016, the Belgian Subsidiary received a first payment of €1.7 million ($1.8 million).

Israel-U.S Binational Industrial Research and Development Foundation (“BIRD”)

On September 9, 2015, Orgenesis Ltd, our Israeli subsidiary, entered into a pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and Pall Corporation, a U.S. company. BIRD will give a conditional grant of $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on March 1, 2015. Upon the conclusion of product development, the grant shall be repaid at the rate of 5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on March 1, 2015. Up to date the Israeli Subsidiary received $200 thousand under the grant. On July 28, 2016 BIRD approved an extension until May 31, 2017.

Korea Israel Industrial R&D Foundation (“KORIL”)

On May 26, 2016, Orgenesis Ltd, our Israeli subsidiary, entered into a pharma Cooperation and Project Funding Agreement (CPFA) with KORIL and CureCell. KORIL will give a conditional grant of up to $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on June 1, 2016. Upon the conclusion of product development, the grant shall be repaid at the yearly rate of 2.5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on June 1, 2016. On June 2016, the Israeli Subsidiary received $160 thousand under the grant.

Maryland Technology Development Corporation

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

TEDCO is an independent organization that strives to be Maryland’s lead source for entrepreneurial business assistance and seed funding for the development of startup companies in Maryland’s innovation economy. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities within the State. Under the agreement, TEDCO has agreed to give the U.S Subsidiary an amount not to exceed approximately $406 thousand (the “Grant”). The Grant will be used solely to finance the costs to conduct the research project entitled “Autologous Insulin Producing (AIP) Cells for Diabetes” during a period of two years. On June 21, 2016 TEDCO has approved an extension until June 30, 2017.

On July 22, 2014 and September 21, 2015, the U.S subsidiary received an advance payment of $406 thousand on account of the grant. Through November 30, 2016, the Company utilized $272 thousand. The amount of grant that was utilized through November 30, 2016, was recorded as a deduction of research and development expenses in the statement of comprehensive loss.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred substantial losses and negative cash flow from operations in the past, and expect to continue to incur losses and negative cash flow for the foreseeable future.

We have a limited operating history, limited capital, and limited sources of revenue. Through November 30, 2016, we have incurred aggregate net losses of approximately $29.8 million. Our net losses for the years ended November 30, 2016 and 2015 were approximately $9.2 million and $4.5 million, respectively. As of November 30, 2016, our cash and cash equivalents were $0.9 million.

All revenues to date have been generated by our Belgian-based subsidiary MaSTherCell S.A. MaSTherCell's current operating plan will require additional capital to fund, among other things, the operation, enhancement and expansion of our operations and facilities footprint to satisfy increasing market demand. See below under “Risks Related to Our CDMO Business.”

We have not generated revenues in our diabetes technology business, and any revenues that we may generate are not expected in the foreseeable future to be sufficient to cover costs attributable to that business. Ultimately, we may never generate sufficient revenue from our cellular therapy business for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of product development and other operations.

If we fail to obtain the capital necessary to fund our operations, our financial results, financial condition and ability to continue as a going concern will be adversely affected and we will have to delay, reduce the scope of or terminate some or all of our research and development programs and may be forced to cease operations.

Our current operating plan will require significant levels of additional capital to fund the continued development of our cell therapy product candidates and the operation, enhancement and expansion of our manufacturing operations and our clinical development activities.

Our consolidated financial statements for the year ended November 30, 2016 have been prepared assuming that we will continue as a going concern. Our recurring losses from operations and our stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended November 30, 2016 with respect to this uncertainty. We do not anticipate generating meaningful revenue in the foreseeable future and we will need to raise additional capital to fund our operating requirements and continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital.

Based upon our current plan of operations, and assuming we raise capital as and when needed, we anticipate spending approximately $11 million on manufacturing and scale-up activities during the 12 months ending November 30, 2017. Our capital requirements will depend on many factors, including:

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

•	The time and cost necessary to launch and successfully commercialize our product candidates, if approved;
•	the cost of expansion of our development and manufacturing operations, including but not limited to the costs of expanded facilities, equipment costs, engineering and innovation initiatives; and
•	Our ability to support, both financially and operationally, our joint venture collaborations including CureCell Co., Ltd. and Atvio Biotech Ltd.

We may seek to raise additional capital through equity or debt financing and collaborative arrangements, or some combination thereof. Substantially all of our operating capital requirements since inception have been provided by existing investors, on an as needed basis. Additional capital may not be available on acceptable terms, or at all. If we raise capital through the sale of equity-based securities, dilution to our then-existing equity investors would result. If we obtain capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities. Should we obtain capital through collaborative arrangements, these arrangements may require us to relinquish some rights to our technologies or product candidates. We may consequently become dependent on third parties.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our planned research and development programs and otherwise limit or cease our operations.

We owe significant amounts of money under convertible loan agreements and, unless these amounts are converted or we raise significant working capital we may not be able to pay them when due.

As of February 28, 2017, we owed approximately $7.8 million in principal amount and accrued interest under convertible loan agreements with third party lenders with maturity dates between March 21, 2017 and February 28, 2019. The operative agreements provide that the holders of these notes can voluntarily convert them into shares of our common stock at fixed pre-arranged rates and, for approximately $4 million in principal amount of these loans, there are mandatory conversion features which provide that the loans are mandatorily converted into common stock at fixed per-arranged rates upon the occurrence of certain specified conditions, including the trading of our stock price at above $0.52 (adjusted for capital adjustments) for a specified number of trading days. Unless these outstanding amounts are converted (whether mandatorily or voluntarily) or we raise sufficient working capital, we may not be able to repay these notes at their stated maturity. Non-payment of these amounts will entitle the holders to take action to recovered payment, which may result in attachments or liens on our asset. Any of these developments will have a material adverse effect on our business, financial condition and prospects.

We have incurred losses since inception and may never achieve or sustain profitability.

We have incurred significant operating losses. We expect to incur operating losses for the foreseeable future. We had an accumulated deficit of $29.8 million as of November 30, 2016. Currently, our revenues are not substantial enough to cover our operating expenses. The extent of future operating losses is highly uncertain, and we may never achieve or sustain profitability.

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

We have developed a technology that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and differentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells for patients with diabetes. Based on licensed know-how and patents, our intention is to develop our technology to the clinical stage for regeneration of functional insulin-producing cells, thus enabling normal glucose regulated insulin secretion, via cell therapy. By using therapeutic agents (i.e., PDX-1, and additional pancreatic transcription factors in an adenovirus-vector) that efficiently convert a sub-population of liver cells into pancreatic islets phenotype and function, this approach allows the diabetic patient to be the donor of his own therapeutic tissue and to start producing his/her own insulin in a glucose-responsive manner, thereby eliminating the need for insulin injections. Because this is a new approach to treating diabetes, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of our technology for diabetes;
•	developing and deploying consistent and reliable processes for engineering a patient’s liver cells ex vivo and infusing the engineered cells back into the patient;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our products;
•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our products;
•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment; and
•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance.

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

Manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under GMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

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

The biopharmaceutical industry, and the rapidly evolving market for developing cell-based therapies is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations as well as established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, particularly our chief science officer, Prof. Sarah Ferber and our chief executive officer, Vered Caplan. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

Risks Related to our Company and Business Generally

Our success will depend on strategic collaborations with third parties to develop and commercialize product candidates, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

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

As of November 30, 2016, we had 80 full-time employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our efforts to manage our growth are complicated by the fact that only our chief executive officer has been with us since before August 2014. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies, and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We can provide no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technologies, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Composition-of-matter patents on the biological or chemical active pharmaceutical ingredients are generally considered to offer the strongest protection of intellectual property and provide the broadest scope of patent protection for pharmaceutical products, as such patents provide protection without regard to any method of use or any method of manufacturing. While we have an issued patent in the United States with a claim for a composition directed to a vector comprising a promoter linked to a pancreatic and duodenal homeobox 1 (PDX-1) polypeptide, and a carrier, we cannot be certain that the claim in our issued patent will not be found invalid or unenforceable if challenged. We cannot be certain that the claims in our issued United States methods of use patents will not be found invalid or unenforceable if challenged. We cannot be certain that the pending applications covering composition-of-matter of our transdifferentiated cell populations will be considered patentable by the United States Patent and Trademark Office (USPTO), and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. Even if our patent applications covering populations of transdifferentiated cells issue as patents, the patents protect a specific transdifferentiated cell product and may not be enforced against competitors making and marketing a product that has the same activity. Method-of-use patents protect the use of a product for the specified method or for treatment of a particular indication. This type of patents may not be enforced against competitors making and marketing a product that has cells that may provide the same activity but is used for a method not included in the patent. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Our issued patent having a claim for a composition comprising a vector comprising a promoter linked to PDX-1 is expected to expire in the United States in 2021. Our additional patents to methods of use of the vector, and pending patent applications to transdifferentiated cell populations made by a process of contacting non-pancreatic β-cells and their use to treat various indications are expected to expire at various times that range from 2023 (for issued United States patents) to potentially 2035 (for pending patent applications if patents were to issue on the pending applications filed thereon).

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;
•	injury to our reputation;
•	withdrawal of clinical trial participants and inability to continue clinical trials;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

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

MaSTherCell's current operating plan will require additional capital to fund, among other things, the operation, enhancement and expansion of our operations and facilities footprint to satisfy increasing market demand. The amount and timing of our future capital requirements also will likely depend on many other factors, including:

•

the cost of expansion of our contract development and manufacturing operations, including but not limited to, the costs of expanded facilities, equipment costs, engineering and innovation initiatives and personnel; and

•	the opportunity to produce therapies in commercial phases for a customer which will require large production units.

Ultimately, we may be unable to raise capital on terms that are acceptable to us, if at all. Our inability to obtain necessary capital or financing to fund our future operating needs could adversely affect our business, results of operations and financial condition.

MaSTherCell has incurred substantial losses and negative cash flow from operations in the past, and expects to continue to incur losses and negative cash flow for the foreseeable future.

MaSTherCell has a limited operating history, limited capital, and limited sources of revenue. Since its inception in 2011 and licensing in 2013 through November 30, 2016, the project revenues generated doubled every year but have not been sufficient to cover costs attributable to that business. Relying on commercial efforts and increasing visibility and recognition of our manufacturing subsidiary, we believe MaSTherCell will reach profitable operations, but can provide no assurance that will ever be achieved. Based upon current plans, it is expected that MaSTherCell will reach a positive EBITDA in 2017 and would be break-even in 2018. We expect continued significant expenses associated with the development, marketing and sales of our services. As a result, we may not generate significant revenues in the future. Failure to generate significant revenues in near future may cause us to reduce or cease activities or limit our expansion. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage expenses, and compete successfully with our direct and indirect competitors.

A significant global market for our third-party manufacturing services at MaSTherCell may never emerge.

At MaSTherCell, the current market and our existing contracts principally consist of providing consulting and manufacturing of cell and tissue-based therapeutic products in clinical trials. Cell therapy is in its early stages and is still a developing area of research, with few cell therapy products approved for clinical use. Many of the existing cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace, making it difficult for their own funding to enable them to continue their business. The number of people who may use cell or tissue-based therapies and thus the demand for stem cell processing services is difficult to forecast. If cell therapies under development by our customers to treat disease are not proven effective, demonstrate unacceptable risks or side effects or, where required, fail to receive regulatory approval, our business will be significantly impaired. While the therapeutic application of cells to treat serious diseases is currently being explored by a number of companies, to date there are only a handful of approved products in the United States, Asia and in Europe. Ultimately, our success in developing our contract development and manufacturing business depends on the development and growth of a broad and profitable global market for cell- and tissue-based therapies and services and our ability to capture a share of this market through MaSTherCell. One of the key success factors in commercializing new therapies lies in the stringent management of Cost of Goods sold (COGS); MaSTherCell continues to work on this challenge, although there is no assurance that such work will yield an outcome that produces a commercially viable cost in the future.

MaSTherCell's revenues may vary dramatically change from period to period making it difficult to forecast future results.

MaSTherCell recorded revenues of $6.4 million for the year ended November 30, 2016. The nature and duration of MaSTherCell's contracts with customers often involve regular renegotiation of the scope, level and price of the services we are providing. If our customers reduce the level of their spending on research and development or are unsuccessful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted. In addition, other factors, including the rate of enrollment for clinical studies, will directly impact the level and timing of the products and services we deliver. As such, the levels of our revenues and profitability can fluctuate significantly from one period to another and it can be difficult to forecast the level of future revenues with any certainty. Furthermore, dramatically change in our future revenues forecasting may result an impairment of our goodwill.

The loss of one or more of MaSTherCell’s major clients or a decline in demand from one or more of these clients could harm MaSTherCell’s business.

MaSTherCell has a limited number of major clients that together account for a large percentage of the total revenues earned. Over the past year, MaSTherCell has increased its client portfolio, but there can be no assurance that such clients will continue to use MaSTherCell’s services at the same level or at all. A reduction or delay in the use of MaSTherCell’s services, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on MaSTherCell’s business, operating results and financial condition.

MaSTherCell has a finite manufacturing capacity, which could inhibit the long-term growth prospects of this business.

MaSTherCell currently provides services and produces materials for clinical trials at its existing manufacturing facilities in Gosselies (Belgium), which it has designed and operated to be compliant with GMP requirements. While we believe these facilities provide it with sufficient capacity to meet expected near term demand, it is possible that the demand for its services and products could exceed its existing manufacturing capacity. It may become necessary or desirable for it to expand its manufacturing capabilities for cell therapy services and products in the future which may require it to invest significant amounts of capital and to obtain regulatory approvals. In this regard, we are reviewing opportunities for expansion to both commercial level and international manufacturing capabilities. If we are unable to meet rising demand for products and services on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to obtain the products and services from competitors, which could materially and adversely affect the level of our revenues and our prospects for growth.

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

To do so, we need our cell therapy facilities to be located in major population centers in which patients are likely to be located and within close proximity of major airports. In the future, it may be necessary to build new facilities or invest into new technologies enabling final formulation at point of care, which would require a significant commitment of capital and may not then be available to us. Even if we are able to establish such new facilities or technologies, we may experience challenges in ensuring that they are compliant with cGMP standards, EMEA requirements, and/or applicable state or local regulations. We cannot be certain that we would be able to recoup the costs of establishing a facility in a given market. Given these risks, we could choose not to expand our cell processing and manufacturing services into new geographic markets which will limit our future growth prospects.

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

The market for our common stock is illiquid and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. A description of our properties is as follows:

Entity	Property Description

These are the principal offices
Orgenesis Inc./Orgenesis Maryland Inc.	•	Located at 20271 Goldenrod Lane, Germantown, MD 20876.
	•	Occupy office space at the Germantown Innovation Center.
	•	Cost is $200 per month on a month-to-month contract.

All activities located in Gosselies, Belgium, in the I-Tech Incubator. Property consists of:
	•	Operational production and Office area is area represent +/-1,911 m²
MaSTherCell SA, Cell Therapy Holding SA and Orgenesis SPRL	•	Monthly costs are approximately €27.4 thousand Lease agreement for the office expires on November 11, 2027.
	•	Lease agreement for the operational production area expires on March 31, 2027
	•	The new production area designed during 2016, to be built in 2017 and operational during 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “ORGS.” Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group for the periods provided. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Year Ended November 30, 2016
Fourth Quarter	$ 0.43	$ 0.30
Third Quarter	$ 0.52	$ 0.28
Second Quarter	$ 0.38	$ 0.25
First Quarter	$ 0.39	$ 0.27
Year Ended November 30, 2015
Fourth Quarter	$ 0.48	$ 0.30
Third Quarter	$ 0.55	$ 0.33
Second Quarter	$ 0.73	$ 0.50
First Quarter	$ 0.69	$ 0.38

As of February 28, 2017, there were 67 holders of record of our common stock. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the number of beneficial owners of our stock.

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

Unregistered Sales of Equity Securities

There were no securities sold by us during the three months ended November 30, 2016 that were not previously reported.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Overview

Orgenesis is among the first of a new breed of regenerative therapy companies with expertise and unique experience in cell therapy development and manufacturing. We are building a fully-integrated biopharmaceutical company focused not only on developing our trans-differentiation technologies for diabetes and vertically integrating manufacturing that can optimize our abilities to scale-up our technologies for clinical trials and eventual commercialization, but also do the same for the technologies of other cell therapy markets in such areas as cell-based cancer immunotherapies and neurodegenerative diseases. This integrated approach supports our business philosophy of bringing to market significant life-improving medical treatments.

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

Our Belgian-based subsidiary, MaSTherCell S.A., is a contract development manufacturing organization, or CDMO, specialized in cell therapy development for advanced medicinal products. In the last decade, cell therapy and regenerative medicine products have gained significant importance, particularly in the fields of ex-vivo gene therapy and immunotherapy. While academic and industrial research has led scientific development in the sector, industrialization and manufacturing expertise remains insufficient. MaSTherCell plans to fill this gap by providing two types of services to its customers: (i) process and assay development and optimization services and (ii) current Good Manufacturing Practices (cGMP) contract manufacturing services. These services offer a double advantage to MaSTherCell's customers. First, customers can continue allocating their financial and human resources on their product/therapy, while relying on a trusted partner for their process development/production. Second, it allows customers to leverage MaSTherCell's expertise in cell therapy manufacturing and all related aspects. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that MaSTherCell is well positioned to serve as an external manufacturing source for cell therapy companies.

In furtherance of our business strategy, we are leveraging the recognized expertise and experience in cell process development and manufacturing of MaSTherCell, and our international joint ventures, and to build a global and fully integrated bio-pharmaceutical company in the cell therapy development and manufacturing area. We target the international manufacturing market as a key priority through joint-venture agreements that provide development capabilities, along with manufacturing facilities and experienced staff. All of these capabilities offered to third-parties are mobilized for our internal development projects, allowing the Compamy to be in a position to bring new products to the patients faster and at a fraction of the costs.

Current Financial and Operational Highlights

During fiscal 2016 and through February 27, 2017, we raised approximately $7.3 million from the private placement of our equity, equity-linked and convertible debt securities. In addition, in January 2017, we entered into definitive agreements with an institutional investor for the private placement of units of our common stock and common stock purchase securities for aggregate subscription proceeds to the Company of $16 million payable periodically through August 2018. As of the date of this report on Form 10-K, we received $1 million of these subscription proceeds. In addition, through fiscal 2016, our Belgian based subsidiary, Orgenesis SPRL, was awarded grants from the regional Walloon of € 13.5 million (approximately $7.7 million as of the date of this report), of which €7.4 million (approximately $7.7 million) was funded.

Our other Belgian based subsidiary, MaSTherCell, recorded revenues of approximately $6.4 million during fiscal 2016, representing a 115% increase over the amount of revenues recorded in fiscal 2015. As of the date of this report on Form 10-K, MaSTherCell had backlog of approximately $7.3 million (€ 6.9 million). We define our backlog as products and services that MaSTherCell is obligated to deliver based on firm commitments relating to contracts with its customers. However, no assurance can be provided that such contracts will not be cancelled, in which case we will not be authorized to deliver and record the anticipated revenues.

In January 2017, our subsidiary, MaSTherCell, paid out €1.5 million (approximately $1.7 million) in principal amount and accrued interest owing under a series of bonds that were issued by it in 2014 and came due September 2016.

In February 2017, we and Admiral Ventures Inc. (“Admiral”), a creditor, reached a settlement agreement pursuant to which approximately $1.9 million due and payable has been extended to June 2018. Under the terms of the agreement, we agreed to pay to Admiral by March 1, 2017, $1.5 million on account of the amounts due to it. We also agreed to pay to Admiral, commencing April 2017, $125 thousand each calendar month to reduce the amounts outstanding and also agreed to remit from the equity investment subscription proceeds raised after February 28, 2017 of $500 thousand or more, 20% of such proceeds, and of $1 million or more, 25% of such proceeds.

In addition, we have agreed to prepay, on our about March 7, 2017, approximately $402,500 of principal and accrued interest on short-term loans.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Business Combination

We allocated the purchase price of the business we acquired to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired in-process backlog, customer relations, brand name and know how are recognized at fair value. The purchase price allocation process requires from us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We included the results of operations of the business that we acquired in the consolidated results prospectively from the date of acquisition, when control was obtained.

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method over their estimated period of useful life, which is determined by identifying the period over which the cash flows are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually (at November 30), at the reporting unit level or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

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

As of November 30, 2016, the fair value of the reporting unit, CDMO, exceeded the carrying value by approximately $3 million. A decrease in the terminal year growth rate of 1% and an increase in the discount rate of 1% would reduce the fair value of the reporting unit by approximately $4 million and would result in an impairment. Given the small amount that the fair value exceeded the carrying value of the reporting unit, a negative change in the future to the income approach based on discounted cash flows of a number of assumptions (including the expected cash flows, discount rate, growth rate and terminal rate) will result in an impairment. Given that the reporting unit is still in its growth stage, there can be no assurance that an impairment may not occur in the near future.

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2016 and 2015.

Revenue Recognition

We recognize the revenue for services linked to cell process development and cell manufacturing services based on individual contracts in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery of the processed cells has occurred or the services that are milestones based have been provided; the price is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Service revenues are recognized as the services are provided.

We also incur revenue from selling of some consumables which are incidental to the services provided as foreseen in the clinical services contracts. Such revenue is recognized upon delivery of the processed cells in which they were consumed.

Results of Operations

Comparison of the Year Ended November 30, 2016 to the Year Ended November 30, 2015

Our loss before income tax for the year ended November 30, 2016 are summarized as follows in comparison to its expenses for the year ended November 30, 2015:

	Year Ended November 30,
	2016	2015
	(in thousands)
Revenues	$6,397	$2,974
Cost of revenues	7,657	3,880
Research and development expenses, net	2,157	1,067
Amortization of intangible assets	1,620	1,203
General and administration expenses	6,240	4,035
Financial expenses (income), net	(659)	(1,850)
Share in losses of associated company	123
Loss before income taxes	$10,741	$5,361

Revenues

All revenues were sourced from the Company’s Belgian-based subsidiary, MaSTherCell S.A.

The Company’s revenues for the year ended November 30, 2016 are summarized as follows in comparison to its revenues for the year ended November 30, 2015:

	Year Ended November 30,
	2016	2015
	(in thousands)
Services	$4,683	$1,917
Goods	1,714	1,057
Total	$6,397	$2,974

Revenues for the year ended November 30, 2016, increased by 115% or $3.4 million compared to 2015. The increase in revenues is partially attributable to the fact that our CDMO activities were consolidated the entire year ($1.6 million) while in 2015 operations commenced only following the acquisition of MaSTherCell in March 2015, In addition to that, an increase of $1.5 million in revenues is primarily attributable to the increase in the volume of our services and sales of consumables attributable to two major clients and the remaining increase of $0.3 million is mainly due to revenues from new clients.

Expenses

Cost of Sales

	Year Ended November 30,
	(in thousands)
	2016	2015
Salaries and related expenses	$3,356	$1,319
Professional fees and consulting services	967	413
Raw Material	1,769	1,260
Depreciation and amortization expenses	1,299	781
Other expenses	266	107
Total	$7,657	$3,880

Cost of sales for the year ended November 30, 2016 increased by 97%, or $3.8 million, compared to 2015. An increase of 39%, or $1.5 million, in costs of sales for the year ended November 30, 2016 compared to 2015 was due to consolidation of the full period results of MaSTherCell in 2016.

Salaries and related expenses for the year ended November 30, 2016 increased by 154%, or $2 million compared to 2015. The increase in salaries and related expenses for the year ended November 30, 2016 compared to 2015, was due to recruitment by MaSTherCell of new employees as part of our plans to expand the manufacturing facility’s capacity in Belgium and to addition of staff to support the increase in the volume of services provided. Accordingly, MaSTherCell employed as of November 30, 2016 an average of 80 compared to 35 employees in the corresponding period last year.

Professional fees and consulting services for the year ended November 30, 2016, increased by 134%, or $554 thousand, compared to 2015. Of the increase in professional fees and consulting services 160 thousand is partially attributable to the engagement of two new consultants and a new service provider.

Raw materials for the year ended November 30, 2016, increased by 40%, or $509 thousand, compared to year ended November 30, 2015 due to the increase in the volume of our services and the execution of two qualification runs.

Amortization and depreciation expenses, net for the year ended November 30, 2016, increased by 66%, or $518 thousand, compared to the year ended November 30, 2015 as a result of depreciation expenses of equipment purchased during 2016 for two production rooms and a new clean room.

Research and Development Expenses

	Year Ended November 30,
	(in thousands)
	2016	2015
Salaries and related expenses	$1,040	$550
Stock-based compensation	327	129
Professional fees and consulting services	400	476
Lab expenses	691	468
Other research and development expenses	179	237
Less – grant	(480)	(793)
Total	$2,157	$1,067

The increase in salaries and related expenses for the year ended November 30, 2016 compared to 2015 is primarily due to the expansion of our development team in Belgium from one part time employee to three employees. In addition, during the year 2016 we expanded our research and development team in our Israeli subsidiary compared to last year.

Professional fees and consulting services for the year ended November 30, 2016 compared to 2015, decreased by 15%, or $76 thousand, and is attributable to the merger with MaSTherCell, which was one of our subcontractors for the DGO6 project before the acquisition.

The increase in lab expenses in the year ended November 30, 2016 compared to 2015 is primarily attributable to a final experiment held by Pall Life Science Belgium BVBA (“Pall”) and a tech transfer held in second quarter of 2016, regarding the work done by Pall to MaSTherCell. And due to an extending of our development work in the Belgium subsidiary and MaSTherCell.

The increase in stock-based compensation expenses for the year ended November 30, 2016 compared to 2015 is mainly due to a new grant of options for one of the executives recorded in amount of $164 thousand and $33 thousand recorded due to change in the fair value valuation of options granted to one of our consultant in August 2014.

Selling, General and Administrative Expenses

	Year Ended November 30,
	(in thousands)
	2016	2015
Salaries and related expenses	$241	$874
Stock-based compensation	2,334	674
Accounting and legal fees	786	633
Professional fees	845	1,045
Rent and related expenses	798	291
Business development	397	326
Expenses related to a JV	497
Other general and administrative expenses	342	192
Total	$6,240	$4,035

Selling, general and administrative expenses for the year ended November 30, 2016 increased by 54%, or $2,205 thousand, compared to 2015. The increase in selling, general and administrative expenses activities is partially attributable to increase in MaSTherCell’s selling, general and administrative expenses of $1.5 million in the first quarter of 2016, compared to the corresponding period last year which was consolidated only from March 2, 2015.

Furthermore, the decrease in salaries and related expenses in year ended November 30, 2016 compared to 2015 is primarily attributable due to a non-cash income of $637 thousand recorded in 2016 resulting from the release and waiver agreement with our former Chief Executive Officer in our US subsidiary, who resigned during 2016 from his position and released us from any obligations and liabilities.

Stock-based compensation expenses during the year ended November 30, 2016 increased by 246%, or $1,660 thousand, compared 2015 and was primarily attributable to new option grants to two executives made on April 27, 2016 for which we recorded a charge in the amount of $468 thousand, and a charge of $179 thousand due to the modification our former Chief Executive Officer in our US subsidiary’s options and stock-based compensation and charges in the amount of $1,151 thousand related to options and shares previously granted to seven consultants.

Accounting and legal fees expenses for the year ended November 30, 2016 increased by 24%, or $153 thousand, compared to 2015. The increase is primarily attributable to legal fees of $107 thousand incurred in connection with a new patent application that our Israeli subsidiary submitted in twelve countries and increase of $125 thousand in legal fees due to the legal services provided in connection with our new strategic collaborations and agreements which amounts were offset by a decrease of $116 thousand in accounting expenses due to a reduction in third party services resulting from the reallocation of the work to our employees.

Rent and related expenses increased by 174%, or $507 thousand, during the year ended November 30, 2016 compared to 2015 and is primarily attributable to leasing of additional offices premises for our subsidiary MaSTherCell.

Business development expenses increased by 121%, or $71, thousand during the year ended November 30, 2016 compared to 2015 and is primarily attributable to an increase in the number of conferences we attended for purposes of marketing our CDMO business for our subsidiary MaSTherCell.

Expenses related to the Korean joint venture are comprised of our 50% participating interest in the expenses accrued during the year ended November 30, 2016, which primarily consisted salary expenses and construction costs of the new production area in Korea under our joint venture with Curecell.

The increase in selling, general and administrative expenses for the year ended November 30, 2016 compared to 2015 was partially offset by a decrease of $200 thousand in professional fees due to reduced reliance on outside professionals.

Financial Expenses (Income), net

	Year Ended November 30,
	(in thousands)
	2016	2015
Decrease in fair value of warrants and financial liabilities measured at fair value	$(1,587)	$(2,596)
Stock-based compensation related to warrants granted due to issuance of credit facility	208
Interest expense on convertible loans	694	726
Foreign exchange loss, net	31	50
Other income	(5)	(30)
Total	$(659)	(1,850)

Financial income for the year ended November 30, 2016, decreased by 64%, or $1,191 thousand, compared to 2015. The decrease in financial income is primarily attributable to a decrease of $1,009 thousand in the interest income from the changes in fair value of warrants and financial liabilities measured at fair value.

This change was mainly due to (i) a decrease of $417 in the income recorded from changes in fair value related to price protection derivative and warrants expired during the year ended November, 2015, (ii) a decrease of $1,113 thousand in the interest income from changes in fair value of convertible bonds primarily resulting from changes in our assumptions related to the occurrence of the convertible bonds conversion option during the year 2015 and (iii) $229 thousand loss from extinguishment of a convertible loan and (iv) a decrease of $728 thousand in income from changes in the fair value of the embedded derivatives, due to the fact that in 2015 there was a strong impact of the decrease in the share price. This decrease was partially offset by interest income of $1,476 thousand in 2016 from changes in fair value of the price protection derivative, due to changes in our assumptions related to the probability of activating the anti-dilution mechanism.

In addition, part of the decrease is primarily attributable to $208 thousand of stock-based compensation expenses related to warrants granted due to expiration of our credit facility.

Working Capital Deficiency

	November 30,
	2016	2015
	(in thousands)
Current assets	$4,205	$8,206
Current liabilities	14,576	16,476
Working capital deficiency	$(10,371)	$(8,270)

Current assets decreased by $4 million, which was primarily attributable to a decrease of $3.3 million in cash and cash equivalents that were used for, among other things, the repayment of short and long-term debt in amount of $2.1 million, purchase of property and equipment in amount of $1.4 million for the manufacturing facility in Belgium in order to meet customers’ demands and expanding capacity. Furthermore, the prepaid expenses and other receivables decreased by $0.5 million and the grants receivable decreased by $0.5 million mainly due to reduction in the expected receivables from the DGO6 resulting from DGO6’s of certain expenses. This was partially offset by an increase of $0.1 million in inventory.

Current liabilities decreased by $1.9 million, which was primarily attributable to a decrease of $1.7 million in short-term loans and current maturities of long term loans, a decrease of $0.4 million in current maturities of convertible loans following a decrease of $0.9 million conversion to equity, increase of $0.3 due to a new convertible loan and due to increase of $0.2 changes in fair value. In addition to that the price protection derivative decreased by $1.5 million (due to changes in our assumptions related to the probability of activating the anti-dilution mechanism and the decrease in the life of the price protection derivative). This was offset by an increase in the amount of $1.7 million in accounts payable and employee.

Cash Flows

	Year Ended November 30,
	2016	2015
	(in thousands)
Net loss	$(9,194)	$(4,461)
Net cash used in operating activities	(3,783)	(2,706)
Net cash used in investing activities	(1,536)	(932)
Net cash provided by financing activities	2,123	6,666
Decrease in cash and cash equivalents	$(3,196)	$3,028

The increase in net cash used in operating activities for year ended November 30, 2016, compared to 2015, was mainly due to the CDMO activities that commenced following the acquisition of MaSTherCell in March 2015 and the expansion of our production factory that included, among other things, doubling the number of employees and renting additional area and doubling our volume of revenues.

The increase in amount of $0.6 million in net cash used in investing activities for year ended November 30, 2016, compared to 2015, was due to increase of $0.5 million in purchase of property and equipment in order to fulfill the plan for expanding the manufacturing area of MaSTherCell in Belgium and also to fund $0.1 million investments in Atvio.

The decrease in amount of $4.5 million in net cash provided by financing activities for year ended November 30, 2016, compared to 2015, primarily attributable to decrease of $2.8 million in the proceeds from issuance of shares and warrants, decrease of $2.8 million in the proceeds from issuance of loans payable which was offset by decrease in amount of $0.3 due to repayment of short and long-term debt and due increase in amount of $0.6 million in the net proceeds from issuance of convertible loans in the amount.

Liquidity & Capital Resources

We need to raise additional operating capital in order to maintain our operations and realize our business plan. Management believes that funds on hand, as well as the subscription proceeds through our fiscal year 2017 of $7 million that we anticipate receiving (out of a total of $15 million subscription proceeds that we are to receive on a periodic basis through August 2018), will allow us to conduct operations as presently conducted through the end of fiscal year 2017, without the planned CDMO facility expansion. We may need to raise additional operating capital in fiscal 2018 in order to maintain operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures and debt repayment, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. We have net losses for the period from inception (June 5, 2008) through November 30, 2016 of $29.8 million as well as negative cash flows from operating activities. Management estimate that the cash and cash equivalents balance as of November 30, 2016 of $891 thousand will allow the Company to continue its operations and activities for a period of less than one quarter, without additional funding. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following November 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

We have been funding operations primarily from the proceeds from private placements of our convertible and equity securities and from revenues generated by our subsidiary MaSTherCell. During fiscal 2016 and through February 27, 2017, we raised approximately $8.3 million from the private placement of our equity, equity linked and convertible debt securities. In addition, in January 2017, we entered into definitive agreements with an institutional investor for the private placement of units of our common stock and common stock purchase securities for aggregate subscription proceeds to the Company of $16 million, payable periodically through August 2018. As of the date of this report, we received $1 million of these subscription proceeds. In addition, through fiscal 2016, our Belgian based subsidiary, Orgenesis SPRL, was awarded grants from DGO6 of € 13.5 million (approximately $7.7 as of the date of this report), of which €7.4 million (approximately $7.7 million) was funded.

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

Cash Requirements

Our plan of operation over the next 12 months is to:

•	initiate regulatory activities in Europe and the United States;
•	locate suitable facility on the U.S. for tech transfer and manufacturing scale-up;
•	purchase equipment needed for its cell production process;
•	hire key personnel including, but not limited to, a chief medical officer, chief science officer and chief operating officer;
•	collaborate with clinical centers and regulators to carry out clinical studies and clinical safety testing;
•	identify optional technologies for scale up of the cells production process; and
•	initialize efforts to validate the manufacturing process (in certified labs).

We estimate that our operating resources and expenses for the next 12 months as of November 30, 2016 will be as follows:

Revenues	$11,109
Grant income	6,974
Industrial loans	2,062
Manufacturing wages	(4,300)
Other Manufacturing expenses	(5,699)
R&D wages	(1,121)
R&D subcontractors	(6,314)
Other R&D expenses	(1,766)
G&A expenses	(3,952)
Expansion of CDMO facilities	(3,996)
Manufacturing costs	(2,500)
Property and equipment investments	(3,177)
Total	$(12,680)

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received various grants that have enabled us to fund our clinical developments, these funds are largely restricted for use for other corporate operational and working capital purposes. As mentioned above we raised additional capital to both supplement our clinical developments that are not covered by any grant funding and to cover our operational expenses. In February 2017, we entered into a definitive agreement with an institutional investor for the private placement of units of our securities for aggregate subscription proceeds of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. We may raise the additional funds required through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of November 30, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management believes the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Management’s Remediation Plan

We took several steps to enhance and improve the design of our internal control over financial reporting. As of the report date, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement additional steps following changes in the next fiscal year as resources allow:

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended November 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended November 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Ashish Nanda to the Board of Directors

On February 22, 2017, the board of directors (the “Board”) appointed Ashish Nanda to serve on the Board. The appointment takes effect March 6, 2017. Mr. Nanda was designated as a director by an institutional shareholder with whom we entered into a definitive investment agreement, the material terms of which were disclosed in our current report on Form 8-K which we filed with the Securities and Exchange Commission on February 23, 2017. As of the date of this report on Form 10-K, Mr. Nanda has not been appointed to any committee of the Board.

Mr. Nanda is the Managing Director of Innovations Group. Innovations and its group companies is one of the largest outsourcing companies in financial sector with clients including banks such as Dunia Finance, Majid al Futtaim, Citibank, First Gulf Bank and Telecom companys such as Etisalat & du. Innovations employs close to 7,000 people working across various sectors.

There are no family relationships between Mr. Nanda and any director or other executive officer of Orgenesis, and, except as otherwise disclosed above, he was not selected by the Board to serve as a director pursuant to any arrangement or understanding with any person. Mr. Nanda has not engaged in any transaction that would be reportable as a related party transaction under Item 404(a) of Regulation S-K.

Grant of Stock Options

On December 19, 2016, the Board granted options to senior executive officers and non-management employees to purchase a total of 7,750,000 shares of the Company’s Common Stock.

From the above grants, Vered Caplan, the Company’s Chief Executive Officer received options to purchase 2,000,000 shares of the Company’s Common Stock; Neil Reithinger, the Company’s Chief Financial officer, received options to purchase 1,000,000 shares; each of Guy Yachin, Yaron Adler and David Sidransky, non-employee directors received options to purchase 500,000 shares; and Hugues Bultot, a director and Chief Executive of our subsidiary received options to purchase 500,000 shares. The Board also awarded options for 2,750,000 shares of our common stock to our non-management employees.

The options granted by the Board to the executives and directors have a two-year vesting term. The options have an exercise price per share equal to $0.40, which was above the closing price per share of $0.39 of our Common Stock on December 19, 2016, the grant date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.6	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K/A filed on March 16, 2012)
10.2	Convertible Loan Agreement dated December 6, 2013 with Mediapark Investments Limited (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.3	Investment Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.4	Registration Rights Agreement dated December 13, 2013 with Kodiak Capital Group, LLC (incorporated by reference to our current report on Form 8-K filed on December 16, 2013)
10.5	Form of subscription agreement (incorporated by reference to our current report on Form 8-K filed on March 4, 2014)
10.6	Form of warrant (incorporated by reference to our current report on Form 8-K filed on March 4, 2014)
10.7	Consulting Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.8	Stock Option Agreement dated April 3, 2014 with Aspen Agency Limited (incorporated by reference to our current report on Form 8-K filed on April 7,2014)
10.9	Form of subscription agreement with form of warrant (incorporated by reference to our current report on Form 8-K filed on April 28, 2014)
10.10	Convertible Loan Agreement dated May 29, 2014 with Nine Investments Limited (incorporated by reference to our current report on Form 8-K filed on May 30, 2014)
10.11	Services Agreement between Orgenesis SPRL and MaSTherCell SA dated July 3, 2014 incorporated by reference to our current report on Form 8-K filed on July 7, 2014)
10.12	Financial Consulting Agreement dated August 1, 2014 with Eventus Consulting, P.C., (incorporated by reference to our current report on Form 8-K filed on August 5,2014)
10.13	Personal Employment Agreement dated August 1, 2014 by and between Orgenesis, Inc. and Neil Reithinger (incorporated by reference to our current report on Form 8-K filed on August 5, 2014)
10.14	Personal Employment Agreement dated as of July 23, 2014 by and between Orgenesis Maryland Inc. and Scott Carmer (incorporated by reference to our current report on Form 8-K filed on August 6, 2014)
10.15

Release Agreement dated November 26, 2016 by and between Orgenesis Maryland Inc., Orgenesis Inc. and Scott Carmer (incorporated by reference to our current report on Form 8-K filed on November 23, 2016)

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
10.21

Addendum No. 1 to Share Exchange Agreement dated March 2, 2015 with MaSTherCell SA, Cell Therapy Holding SA and their shareholders (incorporated by reference to the Company’s current report on Form 8-K filed on March 5, 2015)

10.22

Escrow Agreement dated February 27, 2015 with the shareholders of MaSTherCell SA and Cell Therapy Holding SA and bondholders of MaSTherCell SA and Securities Transfer Corporation (incorporated by reference to the Company’s current report on Form 8-K filed on March 5, 2015)

10.23	Orgenesis Inc. Board of Advisors Consulting Agreement dated March 16, 2015 (incorporated by reference to the Company’s current report on Form 8-K filed on March 17, 2015)
10.24

Addendum No. 2 to Share Exchange Agreement dated March 2, 2015 with MaSTherCell SA, Cell Therapy Holding SA and their shareholders (incorporated by reference to the Company’s current report on Form 8-K filed on November 13, 2015)

10.25	Joint Venture Agreement
21.1	List of Subsidiaries of Orgenesis Inc.
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Global Share Incentive Plan (2012) (incorporated by reference to our current report on Form 8K filed on May 31, 2012)
99.2	Appendix – Israeli Taxpayers Global Share Incentive Plan (incorporated by reference to our current report on Form 8K filed on May 31, 2012)
99.3	Audit Committee Charter (incorporated by reference to our current report on Form 8K filed on January 15, 2013)
99.4	Compensation Committee Charter (incorporated by reference to our current report on Form 8K filed on January 15, 2013)
101*	Interactive Data Files pursuant to Rule 405 of Regulation ST.

*Filed herewith

ITEM 16. SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By: /s/ Vered Caplan
Vered Caplan
President, Chief Executive Officer and Chairperson
of the Board (Principal Executive Officer)
Date: February 28, 2017

By: /s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)
Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guy Yachin
Guy Yachin
Director
Date: February 28, 2017

By: /s/ David Sidransky
David Sidransky
Director
Date: February 28, 2017

By: /s/ Yaron Adler
Yaron Adler
Director
Date: February 28, 2017

By: /s/ Etti Hanochi
Etti Hanochi
Director
Date: February 28, 2017

By: /s/ Hugues Bultot
Hugues Bultot
Director
Date: February 28, 2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORGENESIS INC.
CONSOLIDATED FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

ORGENESIS INC.

We have audited the accompanying consolidated balance sheets of Orgenesis Inc. and its subsidiaries as of November 30, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in equity (capital deficiency) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at November 30, 2016 and 2015, and the results of their operations and cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt as to the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	Kesselman & Kesselman
February 28, 2017	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

ORGENESIS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands)

	November 30,
	2016	2015
Assets
CURRENT ASSETS:
Cash and cash equivalents	$891	$4,168
Accounts receivable, net	1,229	1,173
Prepaid expenses and other receivables	779	1,118
Grants receivable	906	1,446
Inventory	400	301
Total current assets	4,205	8,206
NON CURRENT ASSETS:
Property and equipment, net	4,573	4,296
Restricted cash	5	5
Intangible assets, net	15,050	16,653
Goodwill	9,584	9,535
Other assets	70	53
Total non current assets	29,282	30,542
TOTAL ASSETS	33,487	38,748

ORGENESIS INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands)

	November 30,
	2016	2015
Liabilities and equity (net of capital deficiency)
CURRENT LIABILITIES:
Short term bank credit	21
Accounts payable	4,554	3,475
Accrued expenses and other payables	1,205	816
Employees and related payables	1,680	1,348
Related parties	42	42
Advance payments on account of grant	243	307
Short-term loans and current maturities of long term loans	1,111	2,829
Deferred income	1,273	1,216
Current maturities of convertible loans	2,541	3,022
Convertible bonds	1,818	1,888
Price protection derivative	76	1,533
Investments in associate, net	12
TOTAL CURRENT LIABILITIES	14,576	16,476

LONG-TERM LIABILITIES:
Loans payable	3,291	2,540
Convertible loans	1,059
Warrants	1,843	1,382
Retirement benefits obligation	5	5
Put option derivative	273
Deferred taxes	1,862	3,327
TOTAL LONG-TERM LIABILITIES	8,333	7,254
TOTAL LIABILITIES	22,909	23,730
COMMITMENTS
REDEEMABLE COMMON STOCK	-	21,458
EQUITY (CAPITAL DEFICIENCY):
Common stock of $0.0001 par value, 1,750,000,000 shares authorized, 114,096,461 and 55,835,950 shares issued and outstanding as of November 30, 2016 and November 30, 2015, respectively	12	6
Additional paid-in capital	41,605	14,229
Receipts on account of shares to be allotted		1,251
Accumulated other comprehensive loss	(1,205)	(1,286)
Accumulated deficit	(29,834)	(20,640)

TOTAL EQUITY (CAPITAL DEFICIENCY)	10,578	(6,440)
TOTAL LIABILITIES AND EQUITY (NET OF CAPITAL DEFICIENCY)	$33,487	$38,748

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars in thousands, except share and per share amounts)

	For the Year Ended
	November 30,
	2016	2015
REVENUES	$6,397	$2,974
COST OF REVENUES	7,657	3,880
GROSS LOSS	1,260	906

RESEARCH AND DEVELOPMENT EXPENSES, net	2,157	1,067
AMORTIZATION OF INTANGIBLE ASSETS	1,620	1,203
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,240	4,035
OPERATING LOSS	11,277	7,211
FINANCIAL INCOME, net	(659)	(1,850)
SHARE IN LOSSES OF ASSOCIATED COMPANY	123
LOSS BEFORE INCOME TAXES	10,741	5,361
INCOME TAX BENEFIT	(1,547)	(900)
NET LOSS	$9,194	$4,461

LOSS PER SHARE:
Basic	$0.09	$0.08
Diluted	$0.09	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES USED
IN COMPUTATION OF BASIC AND DILUTED
LOSS PER SHARE:
Basic	102,258,854	55,798,416
Diluted	102,258,854	56,920,912

OTHER COMPREHENSIVE LOSS -
Net loss	$9,194	$4,461
Translation adjustments	(81)	1,268
TOTAL COMPREHENSIVE LOSS	$9,113	$5,729

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)
(U.S. Dollars in thousands, except share amounts)

	Common Stock
		Par	Additional	Receipts on Account of	Accumulated Other	Accumulated
	Number	Value	Paid-in Capital	Share to be Allotted	Comprehensive Loss	Deficit	Total
BALANCE AT DECEMBER 1, 2014	55,970,565	$6	$13,152	$60	$(18)	$(16,179)	$(2,979)
Changes during the Year ended November 30, 2015:
Stock-based compensation to employees and directors			713				713
Stock-based compensation to service providers			90				90
Warrants issued to credit providers			208				208
Issuances of shares	115,385		60	(60)
Shares cancellation	(250,000)
Receipts on account of shares to be issued			6	1,251			1,257
Comprehensive loss for the year					(1,268)	(4,461)	(5,729)

BALANCE AT NOVEMBER 30, 2015	55,835,950	$6	$14,229	$1,251	$(1,286)	$(20,640)	$(6,440)
Changes during the Year ended November 30, 2016:
Stock-based compensation to employees and directors			1,103				1,103
Stock-based compensation to service providers	2,650,000	*	1,613				1,613
Warrants and shares issued due to extinguishment of a convertible loan	288,462	*	114				114
Beneficial conversion feature of convertible loans			257				257
Issuances of shares from investments and conversion of convertible loans	12,920,325	2	2,835	(1,251)			1,586
Reclassification of redeemable common stock**	42,401,724	4	21,454				21,458
Comprehensive loss for the year					81	(9,194)	(9,113)
BALANCE AT NOVEMBER 30, 2016	114,096,461	$12	$41,605	$-	$(1,205)	$(29,834)	10,578

*Represents an amount lower than $ 1 thousand
**Including outstanding contingent share, see Note 11(d)
The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)

	Year Ended November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,194)	$(4,461)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,869	803
Share in losses of associated company	123
Loss from extinguishment of a convertible loan	229
Depreciation and amortization expenses	2,923	1,991
Change in fair value of warrants and embedded derivatives	(1,732)	(1,375)
Change in fair value of convertible bonds	(84)	(1,221)
Interest expense accrued on loans and convertible loans (including amortization of beneficial conversion feature)	283	502
Changes in operating assets and liabilities:
Increase in accounts receivable	(54)	(731)
Increase in inventory	(101)	(87)
Increase in other assets	(17)	(22)
Decrease (increase) in prepaid expenses and other accounts receivable	136	(1,083)
Increase in accounts payable	1,079	1,497
Increase in accrued expenses	399	538
Increase in employee and related payables	352	353
Increase in deferred income	53	1,039
Increase in advance payments and receivables on account of grant	499	451
Decrease in deferred taxes	(1,546)	(900)
Net cash used in operating activities	(3,783)	(2,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,425)	(982)
Investments in Associates	(111)
Restricted cash		(5)
Acquisition of MaSTherCell, net of cash acquired, see note 3		305
Short term investments and deposits		(250)
Net cash used in investing activities	(1,536)	(932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit	21	(14)
Proceeds from issuance of shares and warrants	1,488	4,203
Proceeds from issuance of loans payable	1,121	3,946
Repayment of short and long-term debt	(2,106)	(2,419)
Proceeds from issuance of convertible loans (net of transaction costs)	1,599	950
Net cash provided by financing activities	2,123	6,666
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,196)	3,028
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(81)	(174)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,168	1,314
CASH AND CASH EQUIVALENTS AT END OF YEAR	$891	$4,168

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY
Conversion of loans (including accrued interest) to common stock and warrants	$1,028
Reclassification of redeemable common stock to equity	$21,458

Warrants to be issued to credit providers		$208
SUPPLEMENTAL INFORMATION ON INTEREST PAID IN CASH	$106	$125

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

NOTE 1 – DESCRIPTION OF BUSINESS

a.	General

Orgenesis Inc. (the “Company”) was incorporated in the state of Nevada on June 5, 2008, under the name Business Outsourcing Services, Inc. Effective August 31, 2011, the Company completed a merger with its subsidiary, Orgenesis Inc., a Nevada corporation which was incorporated solely to effect a change in its name. As a result, the Company changed its name from “Business Outsourcing Services, Inc.” to “Orgenesis Inc.” The consolidated financial statements include the accounts of Orgenesis Inc., its wholly-owned subsidiaries MaSTherCell S.A (the “MaSTherCell”), its Belgian based subsidiary and a contract development manufacturing organization, or CDMO (see also note 3), specialized in cell therapy development for advanced medicinal products; Orgenesis SPRL (the “Belgian Subsidiary”), a Belgian based subsidiary which is engaged in development and manufacturing activities together with clinical development studies in Europe, and later on to be the Company’s center for activities in Europe; Orgenesis Maryland Inc. (the “U.S. Subsidiary”) a Maryland corporation, and Orgenesis Ltd. an Israeli corporation.

The Company is a regenerative therapy company with expertise and experience in cell therapy development and manufacturing.

The Company’s cell therapy technology derives from published work of Prof. Sarah Ferber, our Chief Science Officer and a researcher at Tel Hashomer Medical Research (“THM”), a leading medical hospital and research center in Israel, who established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and transdifferentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells. Its development activities with respect to cell-derived and related therapies, which are conducted through Orgenesis Ltd. (the “Israeli Subsidiary”), have, to date, been limited to laboratory and preclinical testing.

On May 10, 2016, the Company and Atvio Biotech Ltd., (“Atvio”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in Israel. See also Note 6.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its wholly-owned subsidiaries (“Subsidiaries”). Unless otherwise specified, all amounts are expressed in United States dollars.

b.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2016, the Company had not achieved profitable operations, has accumulated losses of approximately $29.8 million (since inception), has negative cash flows from operating activities, has a working deficiency of $10.3 million and expects to incur further losses in the development of its business. Presently, the Company does not have sufficient cash and other resources to meet its requirements in the following twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. The Company needs to raise significant funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations. The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve the Company’s operating results. If the Company is unable to obtain the necessary capital, the Company may have to cease operations

The Company has been funding its operations primarily from the proceeds from private placements of the Company’s convertible and equity securities and from revenues generated by MaSTherCell. From December 2015 through November 2016, the Company received proceeds of approximately $6.1 million from customers, $1.1 million (Euro 1 million) loan, $1.5 million from a private placement to certain accredited investors of its equity and equity linked securities and $1.6 million from proceeds of convertible loans. In addition, after the period ended November 30, 2016, the Company raised an additional $5.2 million from the proceeds of a private placement to certain accredited investors of its equity and equity linked securities and convertible loans, $1.9 million from customers and $2.1 (Euro 2 million) from new approved Walloon Region, Belgium, Direction générale opérationnelle de l'Economie, de l'Emploi & de la Recherche ("DGO6") grants (See Note 20).

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are generally consistent with those of the previous financial year.

a.	Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the valuation of stock based compensation, valuation of financial instruments measured at fair value and valuation of impairment of goodwill and intangible assets.

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

The company has restricted cash deposited as a guarantee for the use of the Company's credit card. The Company classifies these amounts as a non-current asset since the Company expects to continue the use of the credit card for the foreseeable future.

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

g.	Non Marketable Equity Investments

The Company’s investments in certain non-marketable equity securities in which it has the ability to exercise significant influence, but does not control through variable interests or voting interests, are accounted for under the equity method of accounting and presented as Investment in associates, net, in the Company’s consolidated balance sheets. Under the equity method, the Company recognizes its proportionate share of the comprehensive income or loss of the investee. The Company’s share of income and losses from equity method investments is included in share in losses of associated company.

The Company reviews its investments accounted for under the equity method for possible impairment, which generally involves an analysis of the facts and changes in circumstances influencing the investments.

h.	Functional Currency

The currency of the primary economic environment in which the operations of the Company and part of its Subsidiaries are conducted is the U.S. dollar (“$” or “dollar”). The functional currency of the Belgian Subsidiaries is the Euro (“€” or “Euro”). Most of the Company’s expenses are incurred in dollars and the source of the Company’s financing has been provided in dollars. Thus, the functional currency of the Company and its other subsidiaries is the dollar. Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for nonmonetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions – exchange rates at transaction dates or average rates and (2) for other items (derived from nonmonetary balance sheet items such as depreciation) – historical exchange rates. The resulting transaction gains or losses are recorded as financial income or expenses. The financial statements of the Belgian Subsidiaries are included in the consolidated financial statements, translated into U.S. dollars. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at yearly average exchange rates during the year. Differences resulting from translation of assets and liabilities are presented as other comprehensive income.

i.	Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined under the first-in-first-out (FIFO) cost method. The entire balance of inventory at November 30, 2016, consists of raw material.

j.	Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets.

Annual rates of depreciation are presented in the table below:

Weighted Average
Useful Life (Years)
Production facility	10
Laboratory equipment	5
Office equipment and computers	3-5

k.	Intangible Assets

Intangible assets and their useful lives are as follows:

	Weighted Average	Amortization Recorded at
	Useful Life (Years)	Comprehensive Loss Line Item
Backlog	1.75	Cost of revenues
Customer Relationships	7.75	Amortization of intangible assets
Brand	9.75	Amortization of intangible assets
Know-How	11.75	Amortization of intangible assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

l.	Goodwill

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

m.	Impairment of Long-lived Assets

The Company reviews its property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2016 and 2015.

n.	Revenue Recognition

The Company recognizes revenue for services linked to cell process development and cell manufacturing services based on individual contracts in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery of the processed cells has occurred or the services that are milestones based have been provided; the price is fixed or determinable and collectability is reasonably assured. The Company determines that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. In addition, the Company determines that services have been delivered in accordance with the arrangement. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Service revenues are recognized as the services are provided.

The Company also incurs revenue from selling of some consumables which are incidental to the services provided as foreseen in the clinical services contracts. Such revenue is recognized upon delivery of the processed cells in which they were consumed.

o.	Financial Liabilities Measured at Fair Value

1)	Fair Value Option

Topic 815 provides entities with an option to report certain financial assets and liabilities at fair value with subsequent changes in fair value reported in earnings. The election can be applied on an instrument by instrument basis. The Company elected the fair value option to its convertible bonds. The liability is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net (See also Note 15).

2)	Warrants and Price Protection Mechanism Derivative Classified as a Liability

Warrants that entitle the holder to down-round protection (through ratchet and anti-dilution provisions) and price protection mechanism derivatives in respect of shares entitled to down-round protection are classified as liabilities on the balance sheet. The liability is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net (See Note 15).

3)	Derivatives

Embedded derivatives are separated from the host contract and carried at fair value when (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net. As to embedded derivatives arising from the issuance of convertible debentures, see Note 15.

p.	Income Taxes

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

q.	Stock-based Compensation

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

r.	Redeemable Common Stock

Common stock with embedded redemption features, such as an unwind option, whose settlement is not at the Company’s discretion, are considered redeemable common stock. Redeemable common stock is considered to be temporary equity and are therefore presented as a mezzanine section between liabilities and equity on the Company's consolidated balance sheets. Subsequent adjustment of the amount presented in temporary equity is required only if the Company's management estimates that it is probable that the instrument will become redeemable. Upon termination of the redemption features, the redeemable common stock are reclassified into equity.

s.	Loss per Share of Common Stock

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options under the Company’s Global Share Incentive Plan (2012) and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible loans, which are included under the if-converted method when dilutive. See Note 12.

t.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of principally cash and cash equivalents, restricted cash and certain receivables. The Company held these instruments with highly rated financial institutions and the Company has not experienced any significant credit losses in these accounts and does not believe the Company is exposed to any significant credit risk on these instruments apart of accounts receivable. The Company performs ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts. An appropriate allowance for doubtful accounts is included in the accounts and netted against accounts receivable. In the year ended November 30, 2016, the Company has recorded an allowance of $336 thousand ($0 in the year ended November 30,2015).

Bad debt allowance is created when objective evidence exists of inability to collect all sums owed it under the original terms of the debit balances. Material customer difficulties, the probability of their going bankrupt or undergoing economic reorganization and insolvency or material delays in payments are all considered indicative of reduced debtor balance value

u.	Beneficial Conversion Feature (“BCF”)

When the Company issues convertible debt, if the stock price is greater than the effective conversion price (after allocation of the total proceeds) on the measurement date, the conversion feature is considered "beneficial" to the holder. If there is no contingency, this difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt (See Note 8(c)).

v.	Other Comprehensive Loss

Other comprehensive loss represents adjustments of foreign currency translation.

w.	Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of the standard by one year, which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers : Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers : Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers : Narrow-Scope Improvements and Practical Expedients, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability and presentation of sales taxes. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As applicable for the Company, the effective date for adopting the ASU is for the year ending November 30, 2019. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company currently assessing the impact that this updated standard will have on the consolidated financial statements and footnote disclosures

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the goodwill impairment test by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The same impairment assessment applies to all reporting units including those with zero or negative carrying amounts. A goodwill impairment will represent the excess of a reporting unit's carrying amount over its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU No. 2017-04 should be applied on a prospective basis. Disclosure of the nature and reason for the change in accounting principle upon transition is required. For public business entities, the amendments in this ASU are effective for annual or interim goodwill impairments tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3 – ACQUISITION OF MASTHERCELL

Description of the Transaction

The Company entered into a share exchange agreement dated November 3, 2014, as subsequently amended (the "SEA"), with MaSTherCell SA, Cell Therapy Holding SA (collectively “MaSTherCell”). Pursuant to the SEA, which closed on March 2, 2015 in exchange for all of the issued and outstanding shares of MaSTherCell, the Company issued to the former shareholders of MaSTherCell an aggregate of 42,401,724 shares (the “Consideration Shares”) of common stock at a price of $0.58 per share for an aggregate price of $24.6 million. Out of the Consideration Shares, 8,173,483 shares were allocated to the bondholders of MaSTherCell in case of conversion of the Convertible Bonds, as detailed below.

On November 12, 2015, the Company and MaSTherCell and each of the former shareholders of MaSTherCell (the “MaSTherCell Shareholders”), entered into an amendment (“Amendment No. 2”) to the SEA. Under Amendment No. 2, the MaSTherCell Shareholders option to unwind the transaction as contained in the original Share Exchange Agreement (the “Unwind Option”) was extended to November 30, 2015. In addition, the Company agreed to remit to MaSTherCell, by way of an equity investment, the sum of $4.1 million (€ 3.8 million) by November 30, 2015, to be followed by a subsequent equity investment by December 31, 2015 in MaSTherCell of $1.3 million (€1.2 million).

In connection with the equity investment, on December 10, 2015, the Company agreed to invest $2.4 million (€2.2 million) in MaSTherCell equity. The Company’s agreement represents an increase of $1.1 million (€ 1 million) over the amount which the Company was previously obligated to invest in MaSTherCell under SEA as additional equity and replaces any funding obligation that the Company had under the SEA, as amended.

On December 10, 2015, the Company remitted to MaSTherCell € 3.8 million or $4.1 million (out of the original obligation for investment of €6 million). As a result, the Unwind Option was canceled and all the shares that were issued, have been reclassed from redeemable common stock into equity.

During the year ended November 30, 2016, the Company remitted to MaSTherCell an additional $1.5 million (€ 1.4 million), in compliance with its obligations. See also Note 20 (a).

MaSTherCell Convertible Bonds

On September 18, 2014, MaSTherCell entered into convertible bond agreements with certain of MaSTherCell’s existing and part of the SEA, the parties agreed that, in case of conversion of the Convertible Bonds upon Uplisting (listing of the Company’s shares on NASDAQ or any other national exchange in the United States which provides at least the same level of liquidity) within 14 months of the closing date, the bondholders are entitled to convert into a total of 8,173,483 out of the Consideration Shares. In case the bondholders elect to not convert and are repaid, the Consideration Shares will be reduced by the amount remaining outstanding to the bondholders. To that effect, the number of Consideration Shares to be released back to the Company, is determined by dividing the subscription amount of the outstanding Convertible Bonds plus interest owed thereunder (converted into USD at the currency exchange rate applicable on the day of conversion) by the consideration shares attributable to the MaSTherCell bondholders and by applying the resulting quotient to actual total number of Consideration shares. The conversion option of expired in May 2016. See also Notes 11(d) and 20 (d).

The Company recorded the Convertible Bonds on its consolidated balance sheet at their fair value (See Note 15).

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

The fair value of the Know-How was estimated using a relief of royalties approach. Under this method, the fair value of the Know-How is equal to the royalty fee that the owner of the Know-How could profit from if he was to license the Know-How out.

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

Segment data for the year ended November 30, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$6,853	$		$(456)	$6,397
Cost of revenues	(6,915)			557	(6,358)
Research and development expenses, net			(1,725)	(101)	(1,826)
Operating expenses	(2,239)		(1,667)		(3,906)

					(2,923)
Depreciation and amortization expense	(2,918)		(5)
Segment Performance	$(5,219)		$(3,397)		(8,616)

Stock-based compensation				(2,661)	(2,661)
Financial income (expenses), net				659	659
Share in losses of associated company				(123)	(123)
Loss before income tax					(10,741)

Segment data for the year ended November 30, 2015 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$3,320	$		$(346)	$2,974
Cost of revenues	(3,099)				(3,099)
Research and development expenses, net			(1,279)	346	(933)
Operating expenses	(1,304)		(1,799)		(3,103)

Depreciation and amortization expense	(1,984)		(5)		(1,989)
Segment Performance	$(3,067)		$(3,083)		(6,150)

Stock -based compensation				(803)	(803)
Acquisition costs				(258)	(258)
Financial income (expenses), net				1,850	1,850
Loss before income tax					(5,361)

Geographic, Product and Customer Information

a.	Substantially all of the Company's revenues and long lived assets are located in Belgium.

b.	Net revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Year Ended	Year Ended
	November 30,	November 30,
	2016	2015
	(in thousands)
Customer A	$3,754	$1,921
Customer B	$1,742	$626

NOTE 5 – PROPERTY AND EQUIPMENT

The following table represents the components of property and equipment:

	November 30,
	2016	2015
	(in thousands)
Cost:
Production facility	$4,403	$3,638
Office furniture and computers	211	120
Lab equipment	1,491	1,200
	6,105	4,958
Less – accumulated depreciation	(1,532)	(662)
Total	$4,573	$4,296

Depreciation expense for the years ended November 30, 2016 and 2015 was $1,160 thousand and $681 thousand, respectively.

NOTE 6 – INVESTMENTS IN ASSOCIATE, NET

On May 10, 2016, the Company and Atvio entered into a joint venture agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in Israel. The parties pursued the joint venture through Atvio, in which the Company have a 50% participating interest therein in any and all rights and obligations and in any and all profits and losses.

Under the JVA, Atvio has procured, at its sole expense, a GMP facility and appropriate staff in Israel. The Company will share with Atvio the Company’s know-how in the field of cell therapy manufacturing, which knowhow will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli Subsidiary. Atvio's operations have begun on September 2016.

Subject to the adoption of a work plan acceptable to the Company, the Company shall remit to Atvio $1 million to defray the costs associated with the setting up and the maintenance of the GMP facility, all or part of which may be contributed by way of in kind services as agreed to in the work plan. The Company’s funding will be made by way of a convertible loan to Atvio, which shall be convertible at the Company’s option at any time into 50% of the then outstanding equity capital (proportional to the loan amount actually remitted) immediately following such conversion. As of November 30, 2016, the Company remitted to Atvio total of $111 thousand.

The Company concluded that based on the terms of the agreement, it has the ability to exercise significant influence in Atvio, but does not have control. Therefore, the investment is accounted for under the equity method.

The table below sets forth a summary of the changes in the investment for the year ended November 30, 2016:

November 30,
2016
(In thousands)

Opening balance	$-
Investments	111
Share in losses	(123)
$(12)

In addition, at any time following the first anniversary year of the Effective Date the Company has the option to require the Atvio shareholders to transfer to the Company the entirety of their interest in Atvio for the consideration specified in the agreement. Within three years from the Effective Date, the Atvio shareholders shall have the option to require the Company to purchase from Atvios' shareholders their entire interest in Atvio for the consideration specified in the agreement. The above-mentioned options are accounted as derivatives and measured at fair value and presented in the balance sheet in "put option derivative" line item. (See Note 15).

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Changes in the carrying amount of the Company’s goodwill for the years ended November 30, 2016 and 2015 are as follows:

		(in thousands)
Goodwill as of December 1, 2014	$
Goodwill as acquired		10,106
Translation differences		(571)
Goodwill as of November 30,2015		$9,535
Translation differences		49
Goodwill as of November 30,2016		9,584

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

Key assumptions used to determine the estimated fair value include: (a) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate of 3% determined based on the growth prospects ; and (c) a discount rate of 15.3% and 17.2% . Based on the Company’s assessment as of November 30, 2016 and 2015 respectively , the carrying amount of its reporting unit does not exceeds its fair value.

A decrease in the terminal year growth rate of 1% or an increase of 1% to the discount rate would reduce the fair value of the reporting unit by approximately $1.6 million and $2.4 million, respectively. These changes would not result in an impairment. A decrease in the terminal year growth rate and an increase in the discount rate of 1% would reduce the fair value of the reporting unit by approximately $4 million and would resulting an impairment.

Other Intangible Assets

Other intangible assets consisted of the following:

	November 30,	November 30,
	2016	2015
	(In thousands)
Gross Carrying Amount:
Know How	$16,158	16,073
Backlog*	237	237
Customer relationships	331	330
Brand name	1,272	1,266
	17,998	17,906
Accumulated amortization	2,948	1,253
Net carrying amount of other intangible assets	$15,050	16,653

*As of November 30, 2016 the backlog has been fully amortized.

Intangible asset amortization expenses were approximately $1.8 and $1.7 million for the years ended November 30, 2016 and 2015 respectively.

Estimated aggregate amortization expenses for the five succeeding years ending November 30th are as follows:

	2017	2018 to 2021
	(in thousands)
Amortization expenses	$1,615	$6,462

NOTE 8– CONVERTIBLE LOAN AGREEMENTS

(a)     During the year ended November 30, 2015 and 2014, the Company entered into six convertible loan agreements (out of which five during 2015) with new investors for a total amount of $1 million (the “Convertible Loans”), interest is calculated at 6% annually and was payable, along with the principal on or before the maturity date.

On April 27, 2016 and December 23, 2015, the holders of all the Convertible Loans and the Company agreed to convert the Convertible Loans and accrued interest into units of the Company’s common stock, each unit comprising one share of the Company’s common stock and one three-year warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.52. Upon conversion of the Convertible Loans, the Company issued an aggregate of 1,976,330 shares of Common stock and three year warrants to purchase up to an additional 1,976,330 shares. Furthermore, the Company agrees that in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 (the “New Issuance Price”) on or before December 23, 2016, the Company will issue to the subscribers, for no additional consideration, additional common stock . As of the date of the approval of these financial statements, the shares anti-dilution protection mechanism described above, has expired and no shares were issued under this provision.

The table below presents the fair value of the instruments issued as of the conversion dates and the allocation of the proceeds (for the fair value as of November 30, 2016, see Note 15):

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
(2)     The Company paid to Admiral an extension fee in the form of 288,461 units, each unit was comprised of one common share and one, three-year warrant converted into one common share at an exercise price of $0.52 per common share. The fair value of the warrants as of the grant date was $34 thousand. Using the Black-Scholes model, the shares were valued at the fair value of the Company’s common stock as of April 27, 2016, or $0.28; and
(3)     The Company shall accrue additional interest totalling $55 thousand for the period from January 31, 2015 to December 31, 2015. In addition, the interest rate shall be 12% per annum commencing from January 1, 2016.

The Company accounted for the above changes as an extinguishment of the old debt and issuance of a new debt. As a result, a loss of $229 thousand was recorded within financial expenses.

As of the date of the approval of these financial statements, the Company has not repaid any portion of the loan, and the Company and Admiral have entered into a debt settlement agreement extending the maturity to June 2018. See Note 20(g).

(c)     During the year ended November 30, 2016 the Company entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $1.4 million. The loans bear an annual interest rate of 6% and mature in two years, unless converted earlier. Upon an occurrence of a default, the loans bear interest at a per annum rate of 12%.

Under the operative agreement , the entire principal amount under the notes and accrued interest automatically convert into “Units” (as defined below) upon the earlier to occur of any of the following: (i) the closing of an offering of equity securities of the Company with gross proceeds to the Company greater than $10 million (“Qualified Offering”) (ii) the trading of the Company’s common stock on the over-the counter market or an exchange at a weighted average price of at least $0.52 for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange (each a “Conversion Event”). Each $0.52 of principal amount and accrued interest due shall convert into (a “Unit”), consisting of one share of Common Stock and one three-year warrant exercisable into an additional share of common stock at a per share exercise price of $0.52, provided that, if more favorable to the holder, any principal amount and accrued interest due shall convert into securities on the same basis as such securities are sold in the Qualified Offering. At any time, the holder may convert the principal amount and accrued interest outstanding into Units as provided above. In addition, if a Conversion Event does not occur within 12 months of the issuance date hereof, then the holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either (i) Units as provided above, or (ii) shares of the Company’s common stock at a per share conversion price of $0.40.

Since the stock price is greater than the effective conversion price on the measurement date, the conversion feature is considered "beneficial" to the holders and equal to $257 thousand. The difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt.

The transaction costs were approximately $176thousand, out of which $55 thousand as stock based compensation due to issuance of warrants. See also Note 13(d).

(d)     On November 2, 2016 the Company entered into unsecured convertible note agreements with accredited or offshore investor for an aggregate amount of NIS 1 million ($262 thousand). The loan bear an monthly interest rate of 2% and mature on May 1, 2017, unless converted earlier. The holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either shares of the Company’s common stock at a per share conversion price of $0.52.

The Company allocated the principal amount of the convertible loan and the accrued interest thereon based on their fair value. The table below presents the fair value of the instrument issued as of November 2, 2016 and the allocation of the proceed (for the fair value as of November 30, 2016, see Note 15):

Total Fair Value
(in thousands)
November 2,
2016
Embedded derivative component	$40
Loan component	222
Total	$262

The transaction costs were approximately $29 thousand, out of which $8 thousand as stock based compensation due to issuance of warrants. See also Note 13(d).

NOTE 9 – LOANS

a.	Terms of Long-term Loans

	Principal			Year of	November 30,
	Amount	Grant Year	Interest Rate	Maturity	2016	2015
	(in thousands)				(in thousands)
Long-term loan a (*)	€1,400	2012	4.05%	2022	$952	$1,086
Long-term loan b	€1,000	2013	6%-7.5%	2023	1,000	1,089
Long-term loan c	€790	2012-2016	5.5%-6%	2020-2024	739	802
Long-term loan e	€800	2014	Euribord + 2%	2016		529
Long-term loan f	€1,000	2016	7%	2019	1,063
					$3,754	$3,506
Current portion of loans payable					(463)	(966)
					$3,291	$2,540

(*) The loan has a business pledge on the Company’s assets at the same value .

b.	Terms of Short-term Loans and Current Portion of Long Term Loans

			November 30,
	Currency	Interest Rate	2016	2015
			(in thousands)
Current portion of loans payable a	Euro	4.05%	$145	$139
Current portion of loans payable b	Euro	6%-7.5%	135	166
Current portion of loans payable c	Euro	5.5%-6%	183	132
Current portion of loans payable e	Euro	Euribord + 2%		529
			$463	$966
Short term-loans*	Euro	7%	648	1,334
Short term-loan**	Euro	6.3%		529
			$1,111	$2,829

*

On various dates from September 14, 2015 through the year 2015, MaSTherCell received short term loans from management and shareholders for a total amount of €1,247 thousand, which bear an annual interest rate of 7%. No maturity dates were defined.

**

On October 30, 2015, MaSTherCell received from ING bank in Belgium a short term credit facility for a maximum amount of €500 thousand, which bear interest rate of libor plus a margin defined by the bank. On December 2015, MaSTherCell repaid the loan.

NOTE 10 - COMMITMENTS

a.	Tel Hashomer Medical Research, Infrastructure and Services Ltd (“THM”).

On February 2, 2012, the Company’s Israeli Subsidiary entered into a licensing agreement with THM (the “Licensor”). According to the agreement, the Israeli Subsidiary was granted a worldwide, royalty bearing, exclusive license to transdifferentiation of cells to insulin producing cells, including the population of insulin producing cells, methods of making this population, and methods of using this population of cells for cell therapy or diabetes treatment developed by Dr. Sarah Ferber of THM.

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

As of November 30, 2016, the Israeli Subsidiary has not reached any of these milestones.

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

In May, 2015, the Israeli Subsidiary entered into a research service agreement with the Licensor. According to the agreement, the Israeli Subsidiary will perform a study at the facilities and use the equipment and personnel of the Sheba Medical Center, for the consideration of approximately $110 thousand for a year. In May 2016, the Israeli Subsidiary renewed the research agreement for an additional year with annual consideration of approximately $ 88thousand.

b.	Maryland Technology Development Corporation

On June 30, 2014, the Company’s U.S. Subsidiary entered into a grant agreement with Maryland Technology Development Corporation (“TEDCO”). TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace and to assist in the creation and growth of technology based businesses in all regions of the State. TEDCO is an independent organization that strives to be Maryland’s lead source for entrepreneurial business assistance and seed funding for the development of startup companies in Maryland’s innovation economy. TEDCO administers the Maryland Stem Cell Research Fund to promote State funded stem cell research and cures through financial assistance to public and private entities within the State. Under the agreement, TEDCO has agreed to give the U.S Subsidiary an amount not to exceed approximately $406 thousand (the “Grant”). The Grant will be used solely to finance the costs to conduct the research project entitled “Autologous Insulin Producing (AIP) Cells for Diabetes” during a period of two years. On June 21, 2016 TEDCO has approved an extension until June 30, 2017 ..

On July 22, 2014 and September 21, 2015, the U.S Subsidiary received an advance payment of $406 thousand on account of the grant. Through November 30, 2016, the Company utilized $272 thousand. The amount of grant that was utilized through November 30, 2016, was recorded as a deduction of research and development expenses in the statement of comprehensive loss.

c.	Department De La Gestion Financiere Direction De L’analyse Financiere (“DGO6”)

i.

On March 20, 2012, MaSTherCell was awarded an investment grant from the DGO6 of €1,421 thousand. This grant is related to the investment in the production facility with a coverage of 32% of the investment planned. A first payment of €568 thousand has been received in August 2013. In December 2016, the DGO6 paid to MaSTherCell €669 on account of the grant and the remaining grant amount has been declined.

ii.

On November 17, 2014, the Company's Belgian Subsidiary, received the formal approval from the DGO6 for a €2.015 million ($2.4 million) support program for the research and development of a potential cure for Type 1 Diabetes. The financial support is composed of a €1,085 thousand (70% of budgeted costs) grant for the industrial research part of the research program and a further recoverable advance of €930 thousand (60% of budgeted costs) of the experimental development part of the research program. On December 9 and 16, 2014, the Belgian Subsidiary received €651 thousand and €558 thousand under the grant, respectively. The grants are subject to certain conditions with respect to the Belgian Subsidiary’s work in the Walloon Region. In addition, the DGO6 is also entitled to a royalty upon revenue being generated from any commercial application of the technology. Up through November 30, 2016, an amount of $1.4 million (€1.1 million) was recorded as deduction of research and development expenses and an amount of $109 thousand was recorded as advance payments on account of grant.

iii.

In April 2016, the Belgian Subsidiary received the formal approval from DGO6 for a budgeted €1,304 thousand ($1,455 thousand) support program for the development of a potential cure for Type 1 Diabetes. The financial support is awarded to the Belgium subsidiary as a recoverable advance payment at 55% of budgeted costs, or for a total of €717 thousand ($800 thousand). The grant will be paid over the project period. On December 19, 2016, the Belgian Subsidiary received a first payment of €359 thousand ($374 thousand).

iv.

On October 8, 2016, the Belgian Subsidiary received the formal approval from the DGO6 for a budgeted €12.3 million ($12.8 million) support program for the GMP production of AIP cells for two clinical trials that will be performed in Germany and Belgium. The project will be held during a period of three years commencing January 1, 2017. The financial support is awarded to the Belgium subsidiary at 55% of budgeted costs, a total of €6.8 million ($7 million). The grant will be paid over the project period. On December 19, 2016, the Belgian Subsidiary received a first payment of €1.7 million ($1.8 million).

d.	Israel-U.S Binational Industrial Research and Development Foundation (“BIRD”)

On September 9, 2015, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and Pall Corporation, a U.S. company. BIRD will give a conditional grant of $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on March 1, 2015. Upon the conclusion of product development, the grant shall be repaid at the rate of 5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on March 1, 2015. Up to date the Israeli Subsidiary received $200 thousand under the grant. On July 28, 2016 BIRD approved an extension till May 31, 2017.

Up through November 30, 2016, an amount of $211 thousand was recorded as deduction of research and development expenses and receivable on account of grant.

e.	Korea-Israel Industrial Research and Development Foundation (“KORIL”)

On May 26, 2016, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with KORIL and CureCell. KORIL will give a conditional grant of up to $400 thousand each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). The Project started on June 1, 2016. Upon the conclusion of product development, the grant shall be repaid at the yearly rate of 2.5% of gross sales. The grant will be used solely to finance the costs to conduct the research of the project during a period of 18 months starting on June 1, 2016. On June 2016, the Israeli Subsidiary received $160 thousand under the grant

Up through November 30, 2016, an amount of $40 thousand was recorded as deduction of research and development expenses and receivable on account of grant.

f.	Lease Agreement

MaSTherCell has an operational lease agreement for the rent of offices for a period of 12 years expiring on November 30, 2027. The costs per year are €328 thousand (approximately $348 thousand).

g.	Collaboration agreement

1)     On November 12, 2015, the Company, through its wholly owned Israeli subsidiary, entered into a Collaboration Agreement (the “Collaboration Agreement) with Biosequel LLC, a company incorporated under the laws of Russia (“Biosequel”) to collaborate, on a non-exclusive basis, in carrying out clinical trials and eventually marketing the Company’s products in Russia, Belarus and Kazakhstan. The collaboration is divided into two stages, with the first focused on obtaining the requisite regulatory approvals for conducting clinical trials, as well as performing all clinical and other testing required for market authorization in the defined territory. The second stage will focus on marketing the products and will be subject to successful market acceptance. Biosequel will fund the costs for the first stage, which is expected to last for five or more years, but may terminate earlier if the necessary regulatory approvals are not obtained by the second anniversary of the agreement. The Collaboration Agreement is also terminable under certain limited conditions relating to a party’s insolvency or bankruptcy related event or breach of a material term of the agreement and force majeure events. The Company shall be the sole and exclusive owner of any and all results of the pre-marketing approval R&D and clinical trials. As of the date of this report, Biosequel is in the first stage of the collaboration and preforming the work needed in order to obtain the requisite regulatory approvals for conducting clinical trials.

2)     On February 18, 2016, the Israel subsidiary entered into a collaboration agreement with Grand China Energy Group Limited with headquarters in Beijing, China (“Grand China”) to collaborate in carrying out clinical trials and marketing the Company’s autologous insulin producing cell therapy product in the Peoples Republic of China, Hong Kong and Macau, based on achieving certain pre-market development milestones that include Grand China obtaining the requisite regulatory approvals for commercialization of our AIP cells, including performing all clinical and other testing required for market authorization in each jurisdiction in the territory. Upon achieving the pre-market development milestones by Grand China, the parties will collaborate on marketing the products in the territory. Grand China will bear all costs associated with the pre-marketing development efforts in the territory, which is expected to last for approximately four years. Subject to the completion of the pre-marketing development milestones, the Israeli Subsidiary has agreed to grant to Grand China, or a fully owned subsidiary thereof, under a separate sub-license agreement, an exclusive sub-license to the intellectual property underlying solely for commercialization of the Company’s products in each such jurisdiction in the territory where all of the pre-marketing development required to commercialize the AIP cells have been successfully completed by Grand China. Grand China has agreed to pay annual license fees, ongoing royalties based on net sales generated by Grand China and its sublicensees, milestone payments and sublicense fees. As of November 30, 2016, none of the requisite regulatory approvals for conducting clinical trials had been obtained.

3)     On March 14, 2016, the Israel subsidiary, entered into a collaboration agreement with CureCell Co., Ltd. (“CureCell”), initially for the purpose of applying for a grant from the Korea Israel Industrial R&D Foundation ("Koril-RDF") for pre-clinical and clinical activities related to the commercialization of Orgenesis Ltd.’s AIP cell therapy product in Korea ("Koril Grant"). Subject to receiving the Koril Grant, the Parties agreed to carry out at their own expense their respective commitments under the work plan approved by Koril-RDF and any additional work plan to be agreed between the Israeli Subsidiary and CureCell. The Israeli Subsidiary will own sole rights to any intellectual property developed from the collaboration which is derived under the Israeli Subsidiary’s AIP cell therapy product, information licensed from THM. Subject to obtaining the requisite approval needed to commence commercialization in Korea, the Israel subsidiary has agreed to grant to CureCell, or a fully owned subsidiary thereof, under a separate sub-license agreement an exclusive sub-license to the intellectual property underlying the Company’s API product solely for commercialization of the Israel subsidiary products in Korea. As part of any such license, CureCell has agreed to pay annual license fees, ongoing royalties based on net sales generated by CureCell and its sublicensees, milestone payments and sublicense fees. Under the agreement, CureCell is entitled to share in the net profits derived by the Israeli Subsidiary from world-wide sales (except for sales in Korea) of any product developed as a result of the collaboration with CureCell. Additionally, CureCell was given the first right to obtain exclusive commercialization rights in Japan of the AIP product, subject to CureCell procuring all of the regulatory approvals required for commercialization in Japan. As of November 30, 2016, none of the requisite regulatory approvals for conducting clinical trials had been obtained. See also Note 10(e).

4)     On March 14, 2016, Orgenesis Inc. and CureCell entered into a Joint Venture Agreement (“CureCell JVA”) pursuant to which the parties are collaborating in the contract development and manufacturing of cell therapy products in Korea. Under the CureCell JVA, CureCell is to procure, at its sole expense, a GMP facility and appropriate staff in Korea for the manufacture of the cell therapy products. The Company will share with CureCell the Company’s know-how in the field of cell therapy manufacturing, which know-how will not include the intellectual property included in the license from the Tel Hashomer Hospital in Israel to the Israeli subsidiary. The parties intend to pursue the joint venture through a newly established Korean company (the “JV Company”) which each party will have 50% from the participating interest of the JV Company subject to the fulfillment by each Party of his obligations under the CureCell JVA. Under the CureCell JVA, the Company and CureCell each undertook to remit, within two years of the execution of the CureCell JVA, $2 million to the JV Company, of which $1 million is to be in cash and the balance in an in-kind investment, the scope and valuation of which shall be preapproved in writing by CureCell and the Company. The Company’s funding is made by way of a convertible loan. The CureCell JVA provides that, under certain specified conditions, the Company can require CureCell to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on the then valuation of the JV Company. As of November 30, 2016 the Company remitted to CureCell $595 thousand. The obligations of each party under the CureCell JVA have not been fulfilled as of November 30, 2016.

As of November 30, 2016, prior to the formal incorporation of the JV company, the actual joint operations already began. Company's share in the expenses incurred through balance sheet date was $497 thousand and was recorded by the Company as part of its Selling, General and Administrative expenses.

h.     On November 18, 2016, Mr. Scott Carmer, the Chief Executive Officer of the U.S Subsidiary, resigned from his position in order to pursue other interests. The Company’s Chief Executive Officer assumed his position. In connection with his resignation the Company entered into a Release Agreement pursuant to which the Company agreed that Mr. Carmer will be able to exercise options to purchase up to 1,641,300 shares of the Company’s common stock previously issued to him through their original exercise period and Mr. Carmer waived, released and forever discharge Company from any claims, demands, obligations, liabilities, rights, causes of action and damages. In furtherance thereof, on November 18, 2016, Mr. Carmer and the Company entered into a Strategic Advisory Agreement whereas he will continue to serve the Company as a non-employee advisor on its activities in the U.S. and internationally. The Company accounted for the above changes as a waiver of Mr. Carmer’s accrued salary and modification of his options. As a result, a non-cash net income of $458 thousand was recorded within financial expenses.

NOTE 11 – EQUITY (CAPITAL DEFICIENCY)

a.	Share Capital

The Company’s common shares are traded on the OTCQB Venture Market under OTC Market Group’s OTCQB tier under the symbol “ORGS”.

b.	Financings

1)

During the year ended November 30, 2016, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 2,860,578 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 2,860,578 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $1,488 thousand. Furthermore, in certain events the subscribers received anti-dilution protection for issuance at less than their purchase price (See also Note 15).

The Company allocated the proceeds from the private placement based on the fair value of the warrants and the price protection derivative components. The residual amount was allocated to the shares.

The table below presents the fair value of the instruments issued as of the closing dates and the allocation of the proceeds (as to the fair value as of November 30, 2016, see Note 15):

Total Fair
Value
(in thousands)
Warrants component	$466
Price protection derivative component	84
Shares component	938
Total	$1,488

2)

During the year ended November 30, 2015, the Company entered into definitive agreements with accredited investors relating to a private placement (the “Private Placement”) of (i) 8,083,416 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 8,083,416 shares of the Company’s Common Stock at a per share exercise price of $0.52for aggregate proceeds of $4,203 thousand. Furthermore, in the event the Company issues any common shares or securities convertible into common shares in a private placement for cash at a price less than $0.52 before November 30, 2016, the Company will issue, for no additional consideration, additional common shares to subscribers. This provision was expired as of the date of this report (See also Note 15).

The Company allocated the proceeds from the private placement based on the fair value of the warrants and the price protection derivative components. The residual amount was allocated to the shares.

The table below presents the fair value of the instruments issued as of the closing date and the allocation of the proceeds (as to the fair value as of November 30, 2016 and 2015, see Note 15):

Total Fair
Value
(in thousands)
Warrants component	$1,390
Price protection derivative component	1,529
Shares component	1,284
Total	$4,203

c.	Credit Facilities

On October 30, 2015, the Company entered into securities purchase agreements with two accredited investors pursuant to which these lenders (”Lenders”) furnished to the Company access to a $5 million credit line ( “Credit Facility Agreements”). The facilty terminated on November 30, 2016 without being utilized by the Company. In consideration of the funding commitment under the Credit Facility Agreements, the Company issued to these Lenders warrants to purchase up to an aggregate of 2,358,000 shares of the Company’s Common Stock at a per share exercise price of $0.53 per share (the “Commitment Warrants”). The Warrants become first exercisable on November 30, 2016 and continue to be exercisable through the third anniversary thereof. The fair value of the Commitment Warrants as of the date of issuance was $208 thousand using the Black-Scholes valuation model based on the following assumptions: dividend yield of 0% for all years; expected volatility of 80%; risk free interest of 0.34% and an expected life of one year.

d.	Contingent Shares

According to the SEA, in case MaSTherCell is repaying the principal amount and the accrued interest of the Convertible Bonds, the Consideration Shares will be reduced and released back to the Company. To that effect, the number of Consideration Shares to be released back to the Company, shall be determined by dividing the subscription amount of the outstanding convertible bonds plus interest owed thereunder (converted into USD according to the currency exchange rate applicable on the day of conversion) by the consideration and by applying the resulting quotient to actual total number of Consideration shares.

During January 2017, MaSTherCell repaid amounts owing under the bonds to all but one bondholder for aggregate payments of $1.7 million (€1.5 million). On January 17, 2017, one of the bondholders agreed to extend the duration of his convertible bond until March 21, 2017.

To that effect 3,157,716 shares out of the Consideration Shares have been released back to the Company and have been transferred into treasury shares . See Note 20(d).

e.	Warrants

As part of the Company’s private placements as described in Notes 11b, the Company issued warrants as follows:

(1)      Warrants which are subject to exercise price adjustments - presented as a financial liability as of November 30, 2016

		Exercise
	Number of	Price /
	Warrants	Adjusted
Issuance	Issued and	Exercise	Expiration
Date	Outstanding	Price	Date
October 2015	192,308	$0.52	March 2018
November 2015	7,891,109	$0.52	November 2018
December 2015	2,111,038	$0.52	December 2018
February 2016	192,308	$0.52	February 2019
March 2016	769,231	$0.52	March 2019
April 2016	490,293	$0.52	April 2019
May 2016	288,462	$0.52	May 2019
June 2016	865,384	$0.52	June 2019
July 2016	120,192	$0.52	July 2017
	12,920,325

For the fair value calculation of these warrants, see Note 15.

(2) Warrants which are not subject to exercise price adjustments – presented in equity as of November 30, 2016

		Exercise Price /
	Number of	Adjusted
Grant	Warrants Issued	Exercise	Expiration
Date	and Outstanding	Price	Date
November 2013	200,000	$0.5	November 2018
December 2013	1,032,695	$0.5	March 2017
March 2014	713,023	$0.52	March 2017
April 2014	384,615	$0.52	April 2017
July 2014	192,308	$0.52	July 2017
July 2014	144,230	$0.52	July 2017
August 2014	115,385	$0.52	August 2017
October 2015	2,358,490	$0.52	October 2018
December 2015	30,613	$0.52	December 2018
April 2016	288,461	$0.52	April 2019
August 2016	215,655	$0.52	August 2019
September 2016	7,692	$0.52	September 2019
October 2016	7,701	$0.52	October 2019
November 2016	840,369	$0.52	November 2019
	6,531,237

NOTE 12 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Year Ended
	November 30,
	2016	2015
	(in thousands,
	except per share data)
Basic:
Loss for the year	$9,194	$4,461
Weighted average number of common shares outstanding	102,258,854	55,798,416
Loss per common share	$0.09	$0.08
Diluted:
Loss for the year	$9,194	4,461
Changes in fair value of embedded derivative and interest expenses on convertible bonds		1,272
Change in fair value of warrants		559
Loss for the year	$9,194	6,292

Weighted average number of shares used in the computation of basic loss per share	102,258,854	55,798,416
Number of dilutive shares related to convertible bonds		873,380
Number of dilutive shares related to warrants		249,116
Weighted average number of common shares outstanding	102,258,854	56,920,912

Loss per common share	$0.09	$0.11

Basic loss per share for the year ended November 30, 2016, does not include 8,173,484 contingent shares see also Note 11(d).

Diluted loss per share does not include, 17,045,564 shares underlying outstanding options, 19,451,562 shares issuable upon exercise of warrants, 386,537 shares due to stock-based compensation to service providers and 7,863,205 shares upon conversion of convertible notes for the year ended November 30, 2016, because the effect of their inclusion in the computation would be anti-dilutive.

Basic loss per share for the year ended November 30, 2015, does not include 42,401,724 of redeemable common stock since the contingent criteria regarding the Unwind Option had not been met as of November 30, 2015.

Diluted loss per share does not include 42,401,724 redeemable common stock, 12,899,314 shares underlying outstanding options, 7,546,750 shares issuable upon exercise of warrants and 1,100,000 shares upon conversion of convertible notes for the year ended November 30, 2015, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 13 – STOCK-BASED COMPENSATION

a.	Global Share Incentive Plan

As of November 30, 2016 , the Company has one stock option plan, the Global share incentive plan (2012) (the “Plan”), under which, the Company had reserved a pool of 12,000,000 shares of the Company’s common stock, which may be issued at the discretion of the Company's board of directors from time to time. Under this Plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with the vesting schedule that will be determined by the Company's board of directors for each grant. The maximum contractual life term of the options is 10 years.

b.	Options Granted to Employees and Directors

Below is a table summarizing all of the options grants to employees and made during the years ended November 30, 2016, and 2015:

	Year of	No. of options	Exercise price	Vesting period	Fair value at grant	Expiration
	grant	granted			(in thousands)	period
Directors	2015	500,000	$0.53	vest immediately	$136	5
Employees	2016	3,046,250	$0.0001-$0.36	vest immediately-2 years	$697	10

The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on historical volatility of the Company , by statistical analysis of the weekly share price for the last two years. The expected term is the mid-point between the vesting date and the maximum contractual term for each grant equal to the contractual life. The fair value of each option grant is based on the following assumptions:

	Year Ended November 30,
	2016	2015
Value of one common share	$0.28-$0.36	$0.53
Dividend yield	0%	0%
Expected stock price volatility	87.4%-89%	85.7%
Risk free interest rate	1.32%-1.33%	1.68%
Expected term (years)	5	2.5

A summary of the Company's stock options granted to employees and directors as of November 30, 2016 and 2015 and changes for the years then ended is presented below:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Options	$	Options	$
Options outstanding at the beginning of the year	10,341,210	0.16	12,809,455	0.27
Changes during the year:
Granted	3,046,250	0.19	500,000	0.53
Expired			(2,440,120)	0.68
Forfeited			(528,125)	0.5
Re-designation to non- employee (see Note 10g)	(1,641,300)	0.28
Options outstanding at end of the year	11,746,160	0.16	10,341,210	0.16
Options exercisable at end of the year	10,557,105	0.14	8,696,162	0.09

The following table presents summary information concerning the options granted and exercisable to employees and directors outstanding as of November 30, 2016:

		Weighted
		Average	Aggregate		Aggregate
Exercise	Number of	Remaining	Intrinsic	Number of	Exercisable
Prices	Outstanding	Contractual	Value	Exercisable	Options
$	Options	Life	$	Options	Value $
			(in thousands)		(in thousands)
0.0001	5,544,155	6.8	2,162	5,000,344	1
0.001	3,338,285	5.2	1,299	3,338,285	3
0.36	300,000	9.4	9	37,500	14
0.5	400,000	7.7		400,000	200
0.53	500,000	3.5		500,000	265
0.75	250,000	6.6		150,000	113
0.79	942,520	5.6		754,016	596
0.85	471,200	5.5		376,960	320
	11,746,160	6.1	3,470	10,557,105	1,512

Costs incurred with respect to stock-based compensation for employees and directors for the years ended November 30, 2016 and 2015 were $1,103 thousand and $713 thousand, respectively. As of November 30, 2016, there was $577 thousand of unrecognized compensation costs related to non-vested employees and directors stock options, to be recorded over the next 3.42 years.

c.	Options Granted to Non- Employees

Below is a table summarizing all the compensation granted to consultants and service providers during the years ended November 30, 2016:

Year Ended November 30,
2016
	No. of options	Exercise price	Vesting period	Fair value at grant	Expiration
	granted			(in thousands)	period
Options	1,000,000*	$0.3	Quarterly over a period	$187	4 years
			of one year

* The options shall immediately vest prior to such one-year period if there is an acquisition of 40% or more of the Company or upon funding of $5 million.

Year Ended November 30,
2015
	No. of options	Exercise price	Vesting period	Fair value at grant	Expiration
	granted			(in thousands)	period
Options	200,000	$0.65, $0.52	Yearly over a period of	$49	5 years
			five years

The fair value of each stock option grant is estimated at the date of grant using the Black-Scholes valuation model. The volatility is based on historical volatility of the Company for the last two years. The expected term is equal to the contractual life, based on management estimation for the expected dates of exercising of the options. The fair value of each grant is based on the following assumptions:

	Year Ended November 30,
	2016	2015
Value of one common share	$0.3, $0.34	$0.65, $0.53
Dividend yield	0%	0%
Expected stock price volatility	87%,95%	86%,89%
Risk free interest rate	1.19%,2.34%	1.34%,1.42%
Expected term (years)	1-9	5

A summary of the status of the stock options granted to consultants and service providers as of November 30, 2016, and 2015 and changes for the years then ended is presented below:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number of	Price	Number of	Price
	Options	$	Options	$
Options outstanding at the beginning of the year	2,658,104	0.75	2,458,104	0.75
Changes during the year:
Granted	1,000,000	0.3	200,000	0.51
Expired
Re-designation to non- employee (see Note 10g)	1,641,300	0.28
Options outstanding at end of the year	5,299,404	0.52	2,658,104	0.75
Options exercisable at end of the year	4,647,404	0.51	1,521,624	0.65

The following table presents summary information concerning the options granted and exercisable to consultants and service providers outstanding as of November 30, 2016 (in thousands, except per share data):

		Weighted	Weighted
		Average	Average	Aggregate	Number of	Aggregate
Exercise	Number of	Remaining	Exercise	Intrinsic	Exercisable	Exercisable
Prices	Outstanding	Contractual	Price	Value*	Options	Options
$	Options	Life	$	$		Value $
				(in thousands)		(in thousands)
0.28	1,641,300	9.4	0.28	181	1,641,300	460
0.3	1,000,000	0.25	0.3	90	1,000,000	300
0.50	1,080,000	1.67	0.50		648,000	324
0.54	100,000	3.53	0.54		20,000	10
0.61	100,000	5.98	0.61		80,000	49
0.65	100,000	3.2	0.65		20,000	13
0.69	706,904	5.5	0.69		706,904	488
0.96	100,000	6.35	0.96		60,000	58
1.40	471,200	5.38	1.40		471,200	660
	5,299,404	4.7	0.75	$271	4,647,404	$2,362

Costs incurred with respect to options granted to consultants and service providers for the year ended November 30, 2016 and 2015 was $2,543441 and $90 thousand, respectively. As of November 30, 2016, there was $167 thousand of unrecognized compensation costs related to non-vested consultants and service providers, to be recorded over the next 4.55 years.

d.	Warrants Issued to Non-Employees

During the year ended November 30, 2016, the Company granted to several consultants 1,071,417 warrants each exercisable at $0.52 per share for three years. The fair value of those options as of the date of grant using the Black-Scholes valuation model was $219 thousand, out of which amount of $64 thousand is related to 271,417 warrants that were granted as a success fee with respect to the issuance of the convertible notes during the year ended November 30, 2016.

e.	Shares Issued to Non-Employees

1)     On March 1, 2016, the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company agreed to grant the consultant 250 thousand shares of restricted common stock. The fair value of the Company’s common stock as of the date of grant was $0.30. In addition, the Company will pay a retainer fee of $10,000 per month, consisting of $5,000 cash per month and $5,000 shall be payable in shares of the Company’s common stock at a value equal to the price paid for the equity capital raise of at least $3 million (the “financing”). The cash fee per month and shares shall be issued upon completion of the financing. The fair value of the shares as of November 30, 2016, was $34 thousand.

2)     On April 27, 2016, the Company entered into a consulting agreement for professional services for a period of one year with two consultants. Under the terms of the agreements, the Company agreed to grant the consultants an aggregate of 1.2 million shares of restricted common stock that vested on grant date. The fair value of the shares as of the date of grant was $336 thousand.

3)     On May 1, 2016, the Company entered into a consulting agreement for professional services for a period of one year. Under the terms of the agreement, the Company agreed to grant a consultant 1 million shares of restricted common stock, of which the first 350,000 shares will vest immediately, 350,000 shares are to vest 90 days following the agreement date and 300,000 shares are schedule to vest 180 following the agreement date. The fair value of the shares as of the date of grant of the first two tranches was $249 thousand. With respect to last tranche, the fair value of the shares as of November 30, 2016, was $92.

NOTE 14 – TAXES

a.	The Company and the US Subsidiary

The Company and the US Subsidiary are taxed according to tax laws of the United States. The income of the Company is taxed in the United States at a federal tax rate of up to 35% and state tax rate of 8.25% .

b.	The Israeli Subsidiary

The Israeli Subsidiary is taxed according to Israeli tax laws.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate in 2016 and thereafter, from 26.5% to 25%.

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate will be 24% in 2017 and 23% in 2018 and thereafter.

c.	The Belgian Subsidiaries

The Belgian Subsidiaries are taxed according to Belgian tax laws. The regular corporate tax rate in Belgium for 2015 and 2016 is 34%.

d.	Tax Loss Carryforwards

1)     As of November 30, 2016, the Company had net operating loss (NOL) carry forwards equal to $6.6 million that is available to reduce future taxable income. The Company’s NOL carry forward is equal to $138 thousand, and may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with an NOL experiences an ownership change. As a result of Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the long-term tax exempt rate.

2)     U.S. Subsidiary - As of November 30, 2016, the U.S. Subsidiary had approximately $722 thousand of NOL carry forwards that are available to reduce future taxable income with no limited period of use.

3)     Israeli Subsidiary - As of November 30, 2016, the Israeli Subsidiary had approximately $3.8 million of NOL carry forwards that are available to reduce future taxable income with no limited period of use.

4)     Belgian Subsidiaries - As of November 30, 2016, the Belgian Subsidiaries had approximately $11.7 million (€11.1 million) of NOL carry forwards that are available to reduce future taxable income with no limited period of use.

e.	Deferred Taxes

The following table presents summary of information concerning the Company’s deferred taxes as of the periods ending November 30, 2016 and 2015 (in thousands):

	November 30,
	2016	2015
	(U.S dollars in thousands)
Net operating loss carry forwards	$8,278	$5,658
Research and development expenses	655	268
Employee benefits	152	31
Property and equipment	(355)	(178)
Convertible bonds	1	45
Deferred income	(325)	(508)
Intangible assets	(5,117)	(5,661)
Less: Valuation allowance	(5,151)	(2,982)
Net deferred tax liabilities	$(1,862)	$(3,327)

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

The changes in valuation allowance are comprised as follows:

	Year Ended November 30,
	2016	2015
	(U.S dollars in thousands)
Balance at the beginning of year	$(2,982)	$(1,870)
Additions during the year	(2,169)	(1,112)
Balance at end of year	$(5,151)	$(2,982)

f.	Reconciliation of the Theoretical Tax Expense to Actual Tax Expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for full valuation allowance with respect to tax benefits from carry forward tax losses.

g.	Tax Assessments

1)     The Company - As of November 30, 2016, the Company has received a final tax assessment up to the year 2010.

2)     U.S. Subsidiary and the Israeli Subsidiary - As of November 30, 2016, the U.S. Subsidiary and the Israeli Subsidiary have not received any final tax assessment.

3)     Belgian Subsidiary - As of November 30, 2016, the Belgian Subsidiary has received a final tax assessment for the year 2014.

4)     MaSTherCell - As of November 30, 2016, MaSTherCell has received a final tax assessment for the years 2012 to 2015.

h.	Uncertain Tax Provisions

As of November 30, 2016, the Company has not accrued a provision for uncertain tax positions.

NOTE 15 - FAIR VALUE PRESENTATION

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

As of November 30, 2016, and 2015, the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows (in thousands):

	November 30,	November 30,
	2016	2015
	Level 3	Level 3
Warrants (1)	$1,843	$1,382
Price protection derivative (1)	76	1,533
Embedded derivatives convertible loans *(1)	240	289
Put option derivative (1)	273
Convertible bonds (2)	$1,818	$1,888

* The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loans).

(1)     The fair value is determined by using a Monte Carlo Simulation Model. This model, in contrast to the closed form model, such as the Black-Scholes Model, enables the Company to take into consideration the conversion price changes over the conversion period of the instrument, and therefore is more appropriate in this case.

(2)     The fair value of the convertible bonds described in Note 3 is determined by using a binomial model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate on the valuation date (6%). The binomial model used the forecast of the Company share price during the convertible bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the Company has used the Euro/USD forward rates for each period. In order to solve for the embedded derivative fair value, the calculation was performed as follows:

•	Stage A - The model calculates a number of potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
•	Stage B - the embedded derivative value is calculated "backwards" in a way that takes into account the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of November 30, 2016:

	Price Protection
	Derivative and	Embedded	Put Option
	Warrants	Derivative	Derivative
Fair value of shares of common stock	$0.39	$0.39
Expected volatility	94%-103%	103%	63%
Discount on lack of marketability	16%	-
Risk free interest rate	0.57%-1.28%	0.38%-0.62%	0.9%
Expected term (years)	1.9-2.6	0.08-0.42
Expected dividend yield	0%	0%
Expected capital raise dates	Q1-2017
Probability of external Investment in			20%
Atvio
Orgenesis cost of debt			26%
Revenues Multiplier distribution			3.34

The fair value of the convertible bonds is equal to their principal amount and the aggregate accrued interest.

The following table presents the assumptions that were used for the models as of November 30, 2015:

	Price Protection
	Derivative and	Embedded	Convertible
	Warrants	Derivative	Bonds
Fair value of shares of common stock	$0.33	$0.33	$0.33
Expected volatility	87%-98%	87%	88%
Discount on lack of marketability	14%	-	18%
Risk free interest rate	0.44%-1.24%	0.11%-0.49%	0.42%
Expected term (years)	2.9-3	0.08-0.87	0.8
Expected dividend yield	0%	0%	0%
Expected capital raise dates	Q2 2016-Q4
	2016, Q4 2017

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the year ended November 30, 2016:

			Convertible	Price		Put Option
		Embedded	Bonds	Protection		Derivative
	Warrants	Derivatives		Derivative
		(in thousands)
Balance at beginning of the year	$1,382	$289	$1,888	$1,533	$
Additions	802	40		120		273
Conversion		(10)
Changes in fair value related to Price
Protection Derivative expired*				(108)
Changes in fair value during the period	(341)	(87)	(84)	(1,469)
Changes in fair value due to extinguishment of convertible loan		8
Translation adjustments			14
Balance at end of the year	$1,843	$240	$1,818	$76		$273

(*)     During the twelve months ended November 30, 2016, 11,732,916 Price Protection Derivative have expired. There were no transfers to Level 3 during the twelve months ended November 30, 2016.

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the year ended November 30, 2015:

						Price
		Embedded		Convertible		Protection
	Warrants	Derivatives		Bonds		Derivative
		(in thousands)
Balance at beginning of the year	$560	$992	$		$
Additions	1,390	112		3,234		1,526
Changes in fair value related to warrants expired*	(525)					7
Changes in fair value during the period	(43)	(815)		(1,221)
Translation adjustments				(125)
Balance at end of the year	$1, 382	$289		$1,888		$1,533

(*)    During the twelve months ended November 30, 2015, 1,826,718 warrants had expired. There were no transfers to or from Level 3 during the twelve months ended November 30, 2015.

The Company has performed a sensitivity analysis of the results for the warrants fair value to changes in the assumptions for expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of November 30, 2016	$1,662	$1,843	$2,008

The Company has performed a sensitivity analysis of the results for the price protection derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
		(in thousands)
As of November 30, 2016	$75	$76	$77

The Company has performed a sensitivity analysis of the results for the Put Option Derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -50%	Base	Base+50%
		(in thousands)
As of November 30, 2016	$(261)	$(273)	$(280)

NOTE 16 – REVENUES

	Year Ended November 30,
	2016	2015
	(in thousands)
Services	$4,683	$1,924
Goods	1,714	1,050
Total	$6,397	$2,974

NOTE 17 – RESEARCH AND DEVELOPMENT EXPENSES, NET

	Year Ended November 30,
	2016	2015
	(in thousands)
Total expenses	$2,637	$1,860
Less grant	(480)	(793)
Total	$2,157	$1,067

NOTE 18 – FINANCIAL EXPENSES (INCOME), NET

	Year Ended November 30,
	2016	2015
	(in thousands)
Decrease in fair value of warrants and financial liabilities measured at fair value	$(1,587)	$(2,596)
Stock-based compensation related to warrants granted due to issuance of credit facility	208
Interest expense on convertible loans	694	726
Foreign exchange loss, net	31	50
Other income	(5)	(30)
Total	$(659)	$(1,850)

NOTE 19- RELATED PARTY TRANSACTIONS

	November 30,
	2016	2015
		(in thousands)
Management and consulting fees to the Chairman of the Board	$30	$57
Compensation to the nonexecutive directors (except the Chairman of the Board)	$54	$71
Convertible loan from a related Fund*		$350

* The convertible loan was granted with the same terms as the convertibles loans from third parties

NOTE 20- SUBSEQUENT EVENTS

a.     During December 2016 and January 2017, the Company entered into unsecured convertible notes agreements with accredited or offshore investors for an aggregate gross amount of $3.5 million. The notes bear an annual interest rate of 6% and mature by six months till two years from the issuance date, unless earlier converted subject to the terms defined in the agreements.

From the above investments, the Company remitted to MaSTherCell the remain unpaid capital of $1 million (€ 932 thousand), in compliance with its obligations.

b.     On December 16, 2016, the Company entered into unsecured convertible notes agreements with accredited or offshore investor for an aggregate amount of $250 thousand. The notes have no interest rate and mature by six months unless earlier converted any portion of the outstanding principal amount and all accrued but unpaid interest thereon into a number of common shares of the Company at a price of $0.4 per share. Upon the execution of the agreement the Company shall issue to the investor warrants to purchase up to 48,077 shares of the Company’s common stock exercisable from the date of issuance through the third anniversary of the termination time), at a per share exercise price of $0.52.

c.     In February 2017, the Company entered into unsecured convertible notes agreements with accredited or offshore investors for an aggregate amount of $100 thousand. The notes have 6% interest rate and mature by one year unless earlier converted any portion of the outstanding principal amount and all accrued but unpaid interest thereon into a number of common shares of the Company at a price of $0.52 per share.  Upon the execution of the agreement the Company shall issue to the investors warrants to purchase up to 96,154 shares of the Company’s common stock exercisable from the date of issuance through the third anniversary of the termination time, at a per share exercise price of $0.52.

d.    In January 2017, the Company entered into definitive agreements with accredited investors relating to a private placement of (i) 596,155 shares of the Company’s common stock and (ii) three year warrants to purchase up to an additional 596,155 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $310 thousand

e.    During January 2017 MaSTherCell repaid all but one of its bondholders and the aggregate payment amounted to $1.7 million (€1.5 million). On January 17, 2017, the remain bondholder agreed to extend the duration of his Convertible bond with a principal amount of € 100,000 until March 21, 2017, (the “New Maturity Date”) and the convertible bonds will continue to accrue interest as provided in the original agreement. In consideration of the extension, the Company agreed to issue to the bondholder warrants to purchase 102,822 shares of Orgenesis common stock. The Warrants will be exercisable over a three-year period at a per share exercise price of $0.52. On the New Maturity Date, the bondholder can elect to sell his bonds to the Company at a price equal to their face value, or will convert the entire outstanding Principal Amount into shares of common stock of the Company rate of $0.22 per share. In February, the Company returned from the escrow arrangement a total of 3,157,716 Consideration Shares to treasury, in accordance with the terms of the SEA.

f.    On January 12, 2017, the Company repaid the outstanding principal amount and accrued interest in total amount of $51 thousand of convertible loans that were issued during September 2016.

g.    The Company has entered into definitive agreements with an institutional investor for the private placement of units of the Company’s securities for aggregate subscription proceeds to the Company of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. Each Unit of securities placed is comprised of one share of the Company’s common stock and a warrant, exercisable over a three-year period from the date of issuance, to purchase one additional share of Common Stock at a per share exercise price of $0.52. Each periodic payment of subscription proceeds will be evidenced by the Company’s standard securities subscription agreement.

On February 16, 2017, the Investor and the Company closed on the initial payment of $1 million of the subscription proceeds and, in connection therewith, the Company issued to the investor 1,923,077 shares of the Company’s common stock and warrants to purchase up to an additional 1,923,077 shares of the Company’s common stock.

h.    On February 27, 2017, the Company and Admiral entered into an agreement resolving the payment of amounts owed to Admiral. Under the terms of the settlement agreement, Admiral extended the maturity date to June 30, 2018. The Company agreed to pay to Admiral, on March 1, 2017, $1,500 thousand on account of the approximately $1.9 million owed and outstanding to Admiral. Further, the Company agreed to pay to Admiral, commencing April 2017, $125 thousand each calendar month to reduce the amounts outstanding and also agreed to remit from the equity investment subscription proceeds raised after February 28, 2017 of $500 thousand or more, 20% of such proceeds, and of $1 million or more, 25% of such proceeds.