Form 10-Q
period 2017-02-28
Orgenesis Inc.
filed 2017-04-19
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X].

As of April 19, 2017, there were 119,163,378 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

	February 28,	November 30,
	2017	2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$3,872	$891
Accounts receivable, net	1,533	1,229
Prepaid expenses and other receivables	1,317	779
Grants receivable	13	906
Inventory	614	400
Investments in associate, net	79
Total current assets	7,428	4,205
NON CURRENT ASSETS:
Property and equipment, net	4,584	4,573
Restricted cash	5	5
Intangible assets, net	14,626	15,050
Goodwill	9,557	9,584
Other assets	72	70
Total non-current assets	28,844	29,282
TOTAL ASSETS	$36,272	$33,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

	February 28,	November 30,
	2017	2016

Liabilities and equity (net of capital deficiency)
CURRENT LIABILITIES:
Short-term bank credit	$-	$21
Accounts payable	4,056	4,554
Accrued expenses and other payables	2,041	1,205
Employees and related payables	1,589	1,680
Related parties	42	42
Advance payments on account of grant	2,205	243
Short-term loans and current maturities of long term loans	734	1,111
Deferred income	2,721	1,273
Current maturities of convertible loans	4,625	2,541
Convertible bonds	108	1,818
Price protection derivative	2	76
Investments in associate, net	-	12
TOTAL CURRENT LIABILITIES	18,123	14,576

LONG-TERM LIABILITIES:
Loans payable	3,314	3,291
Convertible loans	1,679	1,059
Warrants	4,790	1,843
Retirement benefits obligation	5	5
Put option derivative	273	273
Deferred taxes	2,373	1,862
TOTAL LONG-TERM LIABILITIES	12,434	8,333
TOTAL LIABILITIES	30,557	22,909
COMMITMENTS
EQUITY:
Common stock	12	12
Additional paid-in capital	45,062	41,605
Receipts on account of shares to be allotted	774
Accumulated other comprehensive loss	(1,300)	(1,205)
Accumulated deficit	(38,833)	(29,834)
TOTAL EQUITY	5,715	10,578
TOTAL LIABILITIES AND EQUITY	$36,272	$33,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars in thousands, except share and loss per share amounts)
(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016
REVENUES	$1,852	$1,520
COST OF REVENUES	1,905	1,480
GROSS PROFIT (LOSS)	(53)	40

RESEARCH AND DEVELOPMENT EXPENSES, net	741	401
AMORTIZATION OF INTANGIBLE ASSETS	381	328
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	2,271	1,166
OPERATING LOSS	(3,466)	(1,855)
FINANCIAL INCOME (EXPENSES), net	(4,948)	1,772
SHARE IN LOSSES OF ASSOCIATED COMPANY	(89)
LOSS BEFORE INCOME TAXES	(8,483)	(83)
INCOME TAX BENEFIT (EXPENSES)	(516)	308
NET INCOME (LOSS)	$(8,999)	$225

EARNINGS (LOSS) PER SHARE:
Basic	$(0.08)	$0.002
Diluted	$(0.08)	$0.001
WEIGHTED AVERAGE NUMBER OF SHARES USED
IN COMPUTATION OF BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE:
Basic	111,425,081	103,127,025
Diluted	111,425,081	103,127,025

OTHER COMPREHENSIVE LOSS:
Net income (loss)	$(8,999)	$225
Translation adjustments	(95)	504
TOTAL COMPREHENSIVE INCOME (LOSS)	$(9,094)	$729

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. Dollars in thousands, except share amounts)
(Unaudited)
*Including outstanding contingent share.

	Common Stock
					Receipts on	Accumulated
			Additional		Account of	Other
		Par	Paid-in		Share to be	Comprehensive	Accumulated
	Number	Value	Capital		Allotted	Loss	Deficit	Total

Balance at December 1, 2015	55,835,950	$6	$14,229		$1,251	$(1,286)	$(20,640)	$(6,440)
Changes during the three months ended February 29, 2016:
Stock-based compensation to employees and directors			120					120
Stock-based compensation to service providers			50					50
Issuances of shares from investments and conversion of convertible loans	10,502,132	1	1,948		(1,251)			(698)
Reclassification of redeemable common stock*	42,401,724	4	21,454					21,458
Receipts on account of shares to be allotted					67			67
Comprehensive income for the period						504	225	729
Balance at February 29, 2016	108,739,806	$11	$37,801		$67	$(782)	$(20,415)	$16,682

Balance at December 1, 2016	114,096,461	$12	$41,605	$	-,-	$(1,205)	$(29,834)	$10,578
Changes during the three months ended February 28, 2017:
Stock-based compensation to employees and directors			386					386
Stock-based compensation to service providers			418					418
Issuance of warrants and beneficial conversion feature of convertible loans			2,154					2,154
Receipts on account of shares and warrants to be allotted			499		774			1,273
Comprehensive loss for the period						(95)	(8,999)	(9,094)
Balance at February 28, 2017	114,096,461	$12	$45,062		$774	$(1,300)	$(38,833)	$5,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,999)	$225
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	679	170
Share in losses of associated company	89
Depreciation and amortization expenses	592	641
Change in fair value of warrants and embedded derivatives	3,938	(1,803)
Change in fair value of convertible bonds	14	(157)
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	323	8
Changes in operating assets and liabilities:
Increase in accounts receivable	(308)	(489)
Increase in inventory	(215)	(109)
Increase in other assets		(2)
Decrease (increase) in prepaid expenses and other accounts receivable	(541)	164
Decrease in accounts payable	(662)	(692)
Increase in accrued expenses and other payables	754	172
Increase (decrease) in employee and related payables	(89)	286
Increase in deferred income	1,452	165
Increase in advance payments and receivables on account of grant, net	2,855	388
Increase (decrease) in deferred taxes	517	(308)
Net cash provided by (used in) operating activities	399	(1,341)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(253)	(354)
Disposals of property and equipment	19
Investments in Associates	(180)
Net cash used in investing activities	(414)	(354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit	(21)
Proceeds from issuance of shares and warrants	1,323	225
Proceeds from issuance of convertible loans (net of transaction costs)	3,812
Repayment of convertible loans and convertible bonds	(1,736)
Repayment of short and long-term debt	(342)	(1,733)
Net cash provided by (used in) financing activities	3,036	(1,508)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,021	(3,203)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(40)	(32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	891	4,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,872	$933

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Conversion of loans (including accrued interest) to common stock and warrants		$973
Reclassification of redeemable common stock to equity		$21,458
SUPPLEMENTAL INFORMATION ON INTEREST PAID IN CASH	$155	$136

The accompanying notes are an integral part of these condensed consolidated financial statements.

7

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended February 28, 2017 and February 29, 2016

NOTE 1 - GENERAL AND BASIS OF PRESENTATION

Orgenesis Inc. (the “Company”) was incorporated in the state of Nevada on June 5, 2008, under the name Business Outsourcing Services, Inc. Effective August 31, 2011, the Company completed a merger with its subsidiary, Orgenesis Inc., a Nevada corporation which was incorporated solely to effect a change in its name. As a result, the Company changed its name from “Business Outsourcing Services, Inc.” to “Orgenesis Inc.” The consolidated financial statements include the accounts of Orgenesis Inc., MaSTherCell S.A ( “MaSTherCell”), its Belgian based subsidiary and a contract development manufacturing organization, or CDMO (see also note 3), specialized in cell therapy development for advanced medicinal products; Orgenesis SPRL (the “Belgian Subsidiary”), a Belgian based subsidiary which is engaged in development and manufacturing activities together with clinical development studies in Europe, and later on to be the Company’s center for activities in Europe; Orgenesis Maryland Inc. (the “U.S. Subsidiary”) a Maryland corporation, and Orgenesis Ltd. (the "Israeli Subsidiary") an Israeli corporation.

The Company is a regenerative therapy company with expertise and experience in cell therapy development and manufacturing.

The Company’s cell therapy technology derives from published work of Prof. Sarah Ferber, the Company's Chief Science Officer and a researcher at Tel Hashomer Medical Research (“THM”), a leading medical hospital and research center in Israel, who established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and transdifferentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells. Its development activities with respect to cell-derived and related therapies, which are conducted through the Israeli Subsidiary, have, to date, been limited to laboratory and preclinical testing.

On May 10, 2016, the Company and Atvio Biotech Ltd., (“Atvio”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in Israel.

On March 14, 2016, the Company and CureCell Co., Ltd. (“CureCell”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties agreed to collaborate in the contract development and manufacturing of cell and virus therapy products in the field of regenerative medicine in Korea. As of February 28, 2017, the Joint Venture company, as stipulated in the JVA, has not incorporated.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its subsidiaries (“Subsidiaries”). Unless otherwise specified, all amounts are expressed in United States dollars.

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of February 28, 2017, and the consolidated statements of comprehensive loss for the three months ended February 28, 2017 and February 29, 2016, and the changes in equity and cash flows for the three months period ended February 28, 2017 and February 29, 2016. The results for the three months ended February 28, 2017, are not necessarily indicative of the results to be expected for the year ending November 30, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2017, the Company had not achieved profitable operations, has accumulated losses of approximately $38.8 million (since inception), has a working capital deficiency of $10.7 million and expects to incur further losses in the development of its business. Presently, the Company does not have sufficient cash and other resources to meet its requirements in the following twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. The Company needs to raise significant funds on an immediate basis in order to continue to meet its liquidity needs, realize its business plan and maintain operations. The Company’s current cash resources are not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations.

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

The Company has been funding its operations primarily from the proceeds from private placements of the Company’s convertible debt and equity securities and from revenues generated by MaSTherCell. From December 2016 through February 2017, the Company received, through MaSTherCell, proceeds of approximately $2.8 million in revenues and accounts receivable from customers, $4.1 million from the private placement to accredited investors of its equity and equity linked securities and convertible loans. In addition, in January 2017 the Company entered into definitive agreements with an institutional investor for the private placement of units of the Company’s securities for aggregate subscription proceeds to the Company of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. During the three months ended February 28, 2017, $1 million was remitted by such investor and in April 2017 an additional $0.5 million was remitted. From March 1, 2017 through April 18, 2017, the Company raised an additional $0.3 million from the proceeds of the private placement to certain accredited investors of its equity and equity linked securities and $0.6 million in revenues and accounts receivable from customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are consistent with those of the previous financial year.

NOTE 3 - SEGMENT INFORMATION

The Chief Executive Officer ("CEO") is the Company’s chief operating decision-maker ("CODM").

Based on the Company's organizational structure, its business activities and information reviewed by the CODM for the purposes of allocating resources and assessing performance, management has determined that there are two operating segments,

CDMO

The CDMO activity is comprised of a specialization in cell therapy development for advanced therapeutic products and providing two types of services to its customers: (i) process and assay development services and (ii) cGMP contract manufacturing services. The CDMO activities include the operations of MaSTherCell and Atvio.

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

Segment data for the three months ended February 28, 2017 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$2,144	$		$(292)	$1,852
Cost of revenues	(1,861)			167	(1,694)
Research and development expenses, net			(601)	125	(476)
Operating expenses	1,712		(3,590)		(1,878)
Depreciation and amortization expenses	(592)				(592)
Segment Performance	$1,314		$(4,191)		(2,788)
Stock-based compensation				(679)	(679)
Financial income (expenses), net				(4,927)	(4,927)
Share in losses of associated company	(89)				(89)
Loss before income taxes					$(8,483)

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

Geographic, Product and Customer Information

Substantially all the Company's revenues and long lived assets are located in Belgium.

Revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Customer A	$1,189	$764
Customer B	-	562
Customer C	292	-
Customer D	$255	$-

NOTE 4 – CONVERTIBLE LOAN AGREEMENTS

(a)     On January 12, 2017, the Company repaid the outstanding principal amount and accrued interest in total amount of $51 thousand of convertible loans that were issued during September 2016. The transaction had no material impact on the comprehensive loss for the period.

(b)     During the three months ended February 28, 2017 the Company entered into several unsecured convertible notes agreements with accredited or offshore investors for an aggregate amount of $2.65 million. The loans bear an annual interest rate of 6% and mature in two years, unless converted earlier.

The notes provide that the entire principal amount under the notes and accrued interest automatically convert into “Units” (as defined below) upon the earlier to occur of any of the following (each a “Conversion Event”): (i) the closing of an offering of equity securities of the Company with gross proceeds to the Company greater than $10 million (ii) the trading of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) on the over-the counter market or an exchange at a weighted average price of at least $0.52 for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange (each a “Conversion Event”). At any time, the holder may convert the principal amount and accrued interest outstanding into Units above. In addition, if a Conversion Event does not occur within 12 months of the issuance date of the note, then the holder, at its option, may convert the outstanding principal amount and accrued interest under this note into either (i) Units as provided above, or (ii) solely into shares of the Company’s Common Stock at a per share conversion price of $0.40.

Since the closing price of the Company’s publicly traded stock is greater than the effective conversion price on the measurement date, the conversion feature is considered "beneficial" to the holders and equal to $1.85 million. The difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt.

The transaction costs were approximately $261 thousand, out of which $90 thousand was the fair value of 241,299 warrants granted to three holders as a success fee, exercisable at $0.52 per share for three years. The fair value of those warrants as of the date of grant was evaluated by using the Black-Scholes valuation model.

(c)     During the three months ended February 28, 2017, the Company entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $0.8 million. The notes have 0% or 6% interest rate and are scheduled to mature between six months and one year unless converted earlier. At any time, all or a portion of the outstanding principal amount and accrued but unpaid interest thereon may be converted at the Holder’s option into shares of the Company common stock at a price of $0.52 per share. The Company also issued to the investors three-year warrants to purchase up to 1,746,063 shares of the Company’s Common Stock at a per share exercise price of $0.52

Since the closing price of the Company’s publicly traded stock is greater than the effective conversion price on the measurement date, the conversion feature is considered "beneficial" to the holders and equal to $81 thousand. The difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt.

(d)     On January 23, 2017, the Company and a Non-U.S. institutional investor, entered into an agreement pursuant to which the investor advanced to the Company $400,000 at per annum rate of 6% and with a maturity date of April 23, 2017.

The transaction costs were approximately $71 thousand, out of which $35 thousand as stock based compensation due to issuance of 76,923 warrants and 32,051 shares. The fair value of those warrants as of the date of grant was evaluated by using the Black-Scholes valuation model.

The principal amount and accrued interest were repaid by the Company on March 7, 2017 and, in accordance with the terms of the agreement, the Company issued to the investor 650,000 restricted shares of the Company’s Common Stock. The fair value of the shares as of February 28, 2017, was $520 thousand and was recorded as financial expenses.

(e)     In January 2017 MaSTherCell repaid all but one of its bondholders and the aggregate payment amounted to $1.7 million (€1.5 million). On January 17, 2017, the remain bondholder agreed to extend the duration of his Convertible bond with a principal amount of $106 thousand (€ 100 thousand) until March 21, 2017, (the “New Maturity Date”) and the convertible bonds continued to accrue interest as provided in the original agreement. In consideration of the extension, the Company agreed to issue to the bondholder warrants to purchase 102,822 shares of Company Common Stock, exercisable over a three-year period at a per share exercise price of $0.52. Under the agreement, on the New Maturity Date, the bondholder can elect to sell his bonds to the Company at a price equal to their face value, or convert the entire outstanding principal amount into common stock of the Company at the rate provided for in the original agreement for the acquisition of MaSTherCell. The fair value of those warrants as of the date of grant was $20 thousand using the Black-Scholes valuation model.

The Company returned from the escrow arrangement entered into in March 2015 in connection with the MaSTherCell acquisition a total of 3,157,716 consideration shares to treasury, in accordance with the terms of the MaSTherCell acquisition agreement. These shares will be retired and cancelled.

On March 20, 2017, the remain bondholder agreed to convert his convertible bonds into 488,182 shares of the Company’s Common Stock.

(f)     On February 27, 2017, the Company and Admiral Ventures Inc. (“Admiral”) entered into an agreement resolving the payment of amounts owed to Admiral. Under the terms of the settlement agreement, Admiral extended the maturity date to June 30, 2018. The Company agreed to pay to Admiral, on or before March 1, 2017, between $0.3 million and $1.5 million on account of the $1.9 million owed and outstanding to Admiral. Further, beginning April 2017, the Company agreed to make a monthly payment of $125 thousand on account of remaining unpaid balance and also agreed to remit 25% of all amounts received from equity financing raised above $1 million and 20% of such amounts above $500 thousand on account of amounts owed. The Company accounted for the above changes as a modification of the old debt.

As of the date of the approval of these financial statements, the Company repaid $1.5 million on account of the original principal amount of the loan.

NOTE 5 – COMMITMENTS

Grants

In April 2016, the Belgian Subsidiary received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DGO6) (“DGO6”) for a budgeted €1.3 million ($1.5 million) support program for CTB activity. The financial support is awarded to the Belgian subsidiary Orgenesis as a recoverable advance payment at 55% of budgeted costs, or for a total of €0.7 million thousand ($0.8 million). The grant will be paid over the project period. On December 19, 2016, the Belgian Subsidiary received a first payment of €359 thousand ($374 thousand).

On October 8, 2016, the Belgian subsidiary received the formal approval from the DGO6 for an additional budget of €12.3 million ($12.8 million) support program for the GMP production of AIP cells for two clinical trials that will be performed in Germany and Belgium. The project will be held during a period of three years commencing January 1, 2017. The financial support is awarded to the Belgium subsidiary at 55% of budgeted costs, a total of €6.8 million ($7 million). The grant will be paid over the project period. On December 19, 2016, the Belgian Subsidiary received a first payment of €1.7 million ($1.8 million).

NOTE 6 – EQUITY

a.	Share Capital

The Company’s common shares are traded on the OTCQB Venture Market under the symbol “ORGS”.

b.	Financings

1)     During the three months ended February 28, 2017, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 621,404 shares of the Company’s Common Stock and (ii) three year warrants to purchase up to an additional 621,404 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $323 thousand.

The Company allocated the proceeds from the Private Placement based on the fair value of the warrants and the shares. The table below presents the fair value of the instruments issued as of the closing dates and the allocation of the proceeds:

Total Fair
Value
(in thousands)
Warrants component	$116
Shares component	207
Total	$323

As of the February 28, 2017 the shares have not been issued and therefore the Company has recorded $207 thousand in Receipts on Account of Shares to be Allotted, in the statement of equity.

2)     In January 2017, the Company entered into definitive agreements with an institutional investor for the private placement of 30,769,231 units of the Company’s securities for aggregate subscription proceeds to the Company of $16 million at $0.52 price per unit. Each unit of securities placed is comprised of one share of the Company’s Common Stock and a warrant, exercisable over a three-years period from the date of issuance, to purchase one additional share of Common Stock at a per share exercise price of $0.52. The subscription proceeds are payable on a periodic basis through August 2018. Each periodic payment of subscription proceeds will be evidenced by the Company’s standard securities subscription agreement.

On February 16, 2017, the investor and the Company closed on the initial payment of $1 million of the subscription proceeds and, in connection therewith, the Company issued to the investor 1,923,077 shares of the Company’s Common Stock and three year warrants to purchase up to an additional 1,923,077 shares of the Company’s Common Stock at a per share exercise price of $0.52 The Company allocated the proceeds based on the fair value of the warrants and the shares. The table below presents the allocation of the proceeds as of the closing date:

Total Fair
Value
(in thousands)
Warrants component	$357
Shares component	643
Total	$1,000

As of February 28, 2017, the shares have not been issued therefore the Company recorded $567 thousand net of transaction costs in Receipts on Account of Shares to be Allotted.

In connection therewith, the Company undertook to pay a fee of 5%, resulting in the payment of $50 and the issuance of 96,154 restricted shares of Common Stock. The fair value of the shares as of the date of grant was $67 thousand using share price at the grant day.

NOTE 7 – STOCK BASED COMPENSATION

a.	Options Granted to Employees and Directors

On April 27, 2016, the Company approved an aggregate of 1,104,950 stock options to the Company’s Chief Executive Officer exercisable at $0.0001 per share and an aggregate of 1,641,300 stock options to the then Chief Executive Officer of the U.S. Subsidiary exercisable at $0.28 per share. The options vested immediately with a fair value as of the date of grant of $622 thousand using the Black-Scholes valuation model.

On December 9, 2016, the Company granted to the employees and directors 7,300,000 options, which are summarized on the table below:

	No. of options	Exercise price	Vesting period	Fair value at grant	Expiration
	granted			(in thousands)	period
Directors	2,000,000	$0.4	Quarterly vested over 2 years	$558	10
Employees	5,300,000	$0.4	vest immediately- Quarterly vested over 4 years	$1,480	10

The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on historical volatility of the Company, by statistical analysis of the weekly share price for the last two years. The expected term is the mid-point between the vesting date and the maximum contractual term for each grant equal to the contractual life. The fair value of each option grant is based on the following assumptions:

Value of one common share	$0.39
Dividend yield	0%
Expected stock price volatility	94%
Risk free interest rate	1.89%
Expected term (years)	5

b.	Options and Warrants Granted to Consultants

On December 9, 2016, the Company entered into a consulting agreements for professional services for a period of one year. Under the terms of the agreement, the Company granted to a consultants 200,000 options exercisable at $0.4 per share. The options shall vest quarterly over a period of one year. The fair value of those options as of the date of grant was $68 thousand using the Black-Scholes valuation model.

NOTE 8 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands, except per share data)

Basic:
Earnings (loss for the period)	$(8,999)	$225
Weighted average number of common shares outstanding	111,425,081	103,127,025
Earnings (loss) per common share	$(0.08)	$0.002
Diluted:
Earnings (loss) for the period	$(8,999)	$225
Changes in fair value of embedded derivative and interest expense on convertible bonds		(104)
Earnings (loss) for the period	(8,999)	121

Weighted average number of shares used in the computation of basic and diluted loss per share	111,425,081	103,127,025

Earnings (loss) per common share	$(0.08)	$0.001

Diluted loss per share does not include 48,717,893 shares underlying outstanding options and warrants and 16,251,087 shares upon conversion of convertible notes for the three months ended February 28, 2017, because the effect of their inclusion in the computation would be anti-dilutive.

Diluted earnings per share does not include 30,832,826 shares underlying outstanding options and warrants, and 1,100,000 shares upon conversion of convertible notes for the three months ended February 29, 2016, because the effect of their inclusion in the computation would be anti-dilutive.

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

As of February 28, 2017, and November 30, 2016, the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows (in thousands):

	February 28,	November 30,
	2017	2016
	Level 3	Level 3
Warrants (1)	$4,790	$1,843
Price protection derivative (1)	2	76
Embedded derivatives convertible	1,312	240
loans*(1)
Put option derivatives	273	273
Convertible bonds (2)	$108	$1,818

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

(2)     The fair value of the convertible bonds described in Note 7 of the Annual Report is determined by using a binomial model for the valuation of the embedded derivative and the fair value of the bond was calculated based on the effective rate on the valuation date (6%). The binomial model used the forecast of the Company share price during the convertible bond's contractual term. Since the convertible bond is in Euro and the model is in USD, the Company has used the Euro/USD forward rates for each period. In order to solve for the embedded derivative fair value, the calculation was performed as follows:

•	Stage A - The model calculates several potential future share prices of the Company based on the volatility and risk-free interest rate assumptions.
•	Stage B - the embedded derivative value is calculated "backwards" in a way that considers the maximum value between holding the bonds until maturity or converting the bonds.

The following table presents the assumptions that were used for the models as of February 28, 2017:

	Price Protection
	Derivative and	Embedded
	Warrants	Derivative
Fair value of shares of Common Stock	$0.8	$0.8
Expected volatility	96%-106%	106%
Discount on lack of marketability	16%	-
Risk free interest rate	0.47%-1.31%	0.47%-0.58%
Expected term (years)	1.7-2.3	0.17-0.33
Expected dividend yield	0%	0%
Discount on lack of marketability		9.9%-25.6%
Expected capital raise dates	April 30, 2017	-

The fair value of the convertible bonds is equal to their principal amount and the aggregate accrued interest.

The following table presents the assumptions that were used for the models as of November 30, 2016:

	Price Protection
	Derivative and	Embedded		Put option
	Warrants	Derivative		Derivative
Fair value of shares of common stock	$0.39	$0.39	$
Expected volatility	94%-103%	103%		63%
Discount on lack of marketability	16%	-
Risk free interest rate	0.57%-1.28%	0.38%-0.62%		0.9%
Expected term (years)	1.9-2.6	0.08-0.42
Expected dividend yield	0%	0%
Expected capital raise dates	Q1 2017	-		-
Probability of external Investment in Atvio				20%
Orgenesis cost of debt				26%
Revenues Multiplier distribution				3.34

The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the three months ended February 28, 2017:

			Convertible	Price	Put Option
		Embedded	Bonds	Protection	Derivative
	Warrants	Derivatives		Derivative
	(in thousands)
Balance at beginning of the year	$1,843	$240	$1,818	$76	$273
Changes in fair value during the period	2,947	1,065	14	(74)
Repayment of convertible bonds			(1,719)
Translation adjustments		7	(4)
Balance at end of the year	$4,790	$1,312	$109	$2	$273

The Company has performed a sensitivity analysis of the results for the warrants fair value to changes in the assumptions for expected volatility with the following parameters:

	Base -10%	Base	Base+10%
	(in thousands)
As of February 28, 2017	$4,575	$4,790	$4,995

The Company has performed a sensitivity analysis of the results for the Embedded Derivative fair value to changes in the assumptions expected volatility with the following parameters:

	Base -10%	Base	Base+10%
	(in thousands)
As of February 28, 2017	$1,368	$1,312	$1,265

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

NOTE 10 - SUBSEQUENT EVENTS

a.     On March 1, 2017, the Company entered into unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $100 thousand. The notes bear an annual interest rate of 6% and mature in two years from the closing date, unless earlier converted subject to the terms defined in the agreements.

b.     In March 2017, the Company entered into definitive agreements with accredited investors relating to a private placement of (i) 384,615 shares of the Company’s Common Stock and (ii) three year warrants to purchase up to an additional 384,615 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $200 thousand.

c.     In April 2017, the institutional investor referred to in Note 6b, remitted to the Company $500,000 in subscription proceeds in respect of which the Company will issue to the investor 961,538 shares of Common Stock and three year warrants for an additional 961, 538.

d.     d. On March 1, 2017, the Company paid to Admiral $1.5 million on account of the debt owed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on February 28, 2017. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

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

•	belief that our diabetes-related treatment seems to be safer than other options;
•	expectations regarding our Israeli subsidiary’s ability to obtain and maintain intellectual property protection for our technology and therapies;
•	ability to commercialize products in light of the intellectual property rights of others;
•	ability to obtain funding necessary to start and complete such clinical trials;
•	belief that Diabetes Mellitus will be one of the most challenging health problems in the 21st century and will have staggering health, societal and economic impact;
•	relationship with Tel Hashomer - Medical Research, Infrastructure and Services Ltd. (“THM”) and the risk that THM may cancel the License Agreement;
•	expenditures not resulting in commercially successful products;
•	ability to grow the business of MaSTherCell, which we acquired in our fiscal year 2015, as our principal CDMO business;
•	ability to fund the operational and capital requirements of our CDMO business and its global expansion;
•	successful integration of our clinical and CDMO strategy;
•	ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	ability to attract and retain key scientific or management personnel and to expand our management team;
•	accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing; and
•	extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the Securities & Exchange Commission on February 28, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our, ” “Orgenesis” or the “Company” refer to Orgenesis Inc. and its wholly-owned Subsidiaries, Orgenesis Ltd. (the “Israeli Subsidiary”), Orgenesis SPRL (the “Belgian Subsidiary”), Orgenesis Maryland, Inc. (the “U.S. Subsidiary”) and MaSTherCell S.A. (“MaSTherCell”), our Belgian-based subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, QB tier, under the symbol “ORGS”.

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

Our cell therapy technology for diabetes is derived from the published work of Prof. Sarah Ferber, our Chief Science Officer and a researcher at Tel Hashomer Medical Center, a leading medical hospital and research center in Israel (“THM”), who established a proof of concept that demonstrates the capacity to induce a shift in the developmental fate of cells from the liver and transdifferentiating (converting) them into “pancreatic beta cell-like” insulin-producing cells. Furthermore, those cells were found to be resistant to autoimmune attack and to produce insulin in a glucose-sensitive manner in relevant animal models. Our development activities with respect to cell-derived and related therapies, which are conducted through our Israeli Subsidiary, have, to date, been limited to laboratory and preclinical testing. Our development plan calls for conducting additional preclinical safety and efficacy studies with respect to diabetes and other potential indications.

Our Belgian Subsidiary is a contract development manufacturing organization, or CDMO, specialized in cell therapy development for advanced medicinal products. In the last decade, cell therapy and regenerative medicine products have gained significant importance, particularly in the fields of ex-vivo gene therapy and immunotherapy. While academic and industrial research has led scientific development in the sector, industrialization and manufacturing expertise remains insufficient. MaSTherCell plans to fill this gap by providing two types of services to its customers: (i) process and assay development and optimization services and (ii) current Good Manufacturing Practices (cGMP) contract manufacturing services. These services offer a double advantage to MaSTherCell’ s customers. First, customers can continue allocating their financial and human resources on their product/therapy, while relying on a trusted partner for their process development/production. Second, it allows customers to leverage MaSTherCell’ s expertise in cell therapy manufacturing and all related aspects. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that MaSTherCell is well positioned to serve as an external manufacturing source for cell therapy companies.

In furtherance of our business strategy, we are leveraging the recognized expertise and experience in cell process development and manufacturing of MaSTherCell, and our international joint ventures, to build a global and fully integrated bio-pharmaceutical company in the cell therapy development and manufacturing area. We target the international manufacturing market as a key priority through joint-venture agreements that provide development capabilities, along with manufacturing facilities and experienced staff. All of these capabilities offered to third-parties are mobilized for our internal development projects, allowing the Company to be in a position to bring new products to the patients faster and at a fraction of the costs.

Significant Recent Corporate Highlights

Our business success in the immediate future will largely depend on our ability to raise significant amounts of working capital in order to achieve our business plan and maintain operations as presently conducted and to expand the revenue generating capacity of our subsidiary MaSTherCell S.A.

Management continues in its efforts to raise operating capital. In connection therewith, in January 2017we entered into definitive agreements with an institutional investor for the private placement of units of our securities for aggregate subscription proceeds to the Company of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. Each periodic payment of subscription proceeds will be evidenced by our standard securities subscription agreement. As of the date of this quarterly report on Form 10-Q, the investor has remitted to us $1.5 million in subscription proceeds. Each unit is comprised of one share of our common stock and a warrant to purchase an additional share of common stock at a per share exercise price of $0.52. Pursuant to the investment, the investor designated director to serve on our board of directors for an initial two-year period and thereafter so long as the investor holds at least 10% of the Company’s outstanding Common Stock. The investor’s right to designate the board designee is subject to the payment in full as provided in the definitive agreements of the remaining subscription proceeds.

On February 13, 2017, we announced that our Belgian-based subsidiary, Orgenesis SPRL, received the formal approval from the Walloon Region, Belgium (Service Public of Wallonia, DG06) for a €12.3 million (approximately $12.8 million) support program for the research and development of a potential cure for Type 1 Diabetes. The financial support was awarded to our Belgian subsidiary at 55% of budgeted costs, or a total of €6.8 million (approximately $7 million).

We have improved our balance sheet by reducing our company’s debt by the repayment of $1.5 million in principal amount owed to an institutional investor. In accordance with the agreement with such investor, we undertook to pay down the balance owed to such investor in the approximate amount of $0.5 million periodically on a monthly basis and from amounts raised.

As further discussed below, our subsidiary MaSTherCell S.A., had revenues of approximately $1.85 million during the quarter representing an increase of 22% over the same period last year.

While we believe, the above developments position us to further our business development efforts and realize our business plan, we can provide no assurance that we will be successful in achieving our business plan. As discussed below, we still need to raise significant working capital to maintain operations and achieve our business plans.

Results of Operations

Comparison of the Three Months Ended February 28, 2017 to the Three months Ended February 29, 2016

Our financial results for the three months ended February 28, 2017 are summarized as follows in comparison to the three months ended February 29, 2016:

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Revenues	$(1,852)	$(1,520)
Cost of sales	1,905	1,480
Research and development expenses, net	741	401
Amortization of intangible assets	381	328
Selling, general and administrative expenses	2,271	1,166
Share in losses of associated company	89
Financial expenses (income), net	4,948	(1,772)
Loss before income taxes	$8,483	$83

Revenues

All revenues were derived from the Company’s Belgian Subsidiary, MaSTherCell S.A.

Our revenues for the three months ended February 28, 2017 are summarized as follows in comparison to our revenues for the three months ended February 29, 2016:

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Services	$1,384	$1,231
Goods	468	289
Total	$1,852	$1,520

Revenues for the three months ended February 28, 2017, increased by 22% or $332 thousand compared to the same period in 2016. The increase in revenues is attributable to an increase in the volume of the services provided by MaSTherCell resulting from the extension by MaSTherCell of existing customer service contracts and the entry into new customer service contracts with leading biotech companies and also from revenues generated from existing manufacturing agreements

Expenses

Cost of Sales

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Salaries and related expenses	$1,034	$666
Professional fees and consulting services	87	71
Raw Material	518	276
Depreciation and amortization expenses, net	210	312
Other expenses	56	155
	$1,905	1,480

Cost of sales for the three months ended February 28, 2017 increased by 29%, or $425 thousand, compared to the same period in 2016.

Salaries and related expenses for the three months ended February 28, 2017 increased by 55%, or $368 thousand compared to the same period in 2016. The increase in salaries and related expenses was due to recruitment by MaSTherCell of new employees to support the increase in the volume of services provided.

Raw materials for the three months ended February 28, 2017, increased by 88%, or $242 thousand, compared to the same period in 2016 and are primarily attributable to an increase of $179 thousand in revenues from selling goods to our customers.

Depreciation and amortization expenses (net) for the three months ended February 28, 2017 decreased by 33%, or $102 thousand, compared to the same period in 2016, mainly due to fully amortized assets as of November 30, 2016 that are not amortized in the period.

Research and Development Expenses

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Salaries and related expenses	$293	251
Stock-based compensation	267	34
Professional fees and consulting services	44	91
Lab expenses	174	91
Other research and development expenses	41	45
Less – grant	(78)	(111)
Total	$741	$401

Salaries and related expenses for the three months ended February 28, 2017 increased by 17%, or $42 thousand compared to the same period in 2016. The increase in salaries and related expenses is primarily attributable to hiring additional two experienced employees to work as part of our research and development team instead of getting services from external consultant, accordingly the professional fees and consulting services for the three months ended February 28, 2017 decreased by $47 thousand.

Stock-based compensation for the three months ended February 28, 2017 increased by $233 thousand compared to the same period in 2016 and are primarily due to new grant of options to employees in December 2016.

Selling, General and Administrative Expenses

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Salaries and related expenses	$224	$204
Stock-based compensation	393	137
Accounting and legal fees	401	208
Professional fees	394	314
Rent and related expenses	244	151
Business development	124	84
Expenses related to a joint venture	258
Other general and administrative expenses	233	68
Total	$2,271	$1,166

Selling, general and administrative expenses for the three months ended February 28, 2017 increased by 95%, or $1,105 thousand, compared to the same period in 2016.

Stock-based compensation expenses during the three months ended February 28, 2017 increased by 186%, or $256 thousand, compared to the same period in 2016 and was primarily attributable to new option grants to executives, directors and employees made on December 9, 2016 and due to new option grant made to consultant in May 2016 for which we recorded a charge in the amount of $297 thousand.

Accounting and legal fees expenses for the three months ended February 28, 2017 increased by 93%, or $193 thousand compared to the same period in 2016. The increase is attributable to legal fees due to the services provided in connection with exploring a new strategic collaboration, new fundraising and, repayment of the bonds.

Rent and related expenses increased by 62%, or $93 thousand, during three months ended February 28, 2017 compared to the same period in 2016 and is primarily attributable to leasing of additional offices premises for our subsidiary MaSTherCell.

Expenses related to a JV are comprised of our 50% participating interest in the expenses accrued during the three months ended February 28, 2017, which primarily consisted salary expenses and construction costs of the new production area in Korea under our joint venture with CureCell.

Financial Expenses (Income), net

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Increase (decrease) in fair value of warrants and financial liabilities measured at fair value	$3,952	$(1,960)
Stock-based compensation related to warrants granted to bondholder	20
Stock-based compensation related to shares to be issued to creditor	520
Interest expense on convertible loans and loans	389	185
Foreign exchange loss, net	63	3
Other expenses	4
Total	$4,948	$(1,772)

Financial expenses (income), net for the three months ended February 28, 2017, increased by $6,720 thousand, compared to the same period in 2016. The change in financial expenses is mainly attributable to an increase of $4,052 thousand in fair value of warrants and financial liabilities measured at fair value due to the fact that in the three months ended February 28, 2017 there was a strong impact of the increase in the share price, which was $0.80 on February 28, 2017 as opposed to $0.39 on November 30, 2016. On the other hand, the decrease in fair value of warrants and financial liabilities measured at fair value for the three months ended February 29, 2016 was mainly due to updated in our assumptions related to the probabilities of activating the anti-dilution mechanism.

In addition, part of the increase is attributable to $20 thousand of stock-based compensation expenses related to 102,822 warrants granted to the remain bondholder in consideration of the extension of his bonds, and $520 thousand of stock-based compensation expenses related to restricted shares issued on March 7, 2017, in accordance with the terms of the convertible loan agreement dated January 23, 2017.

Working Capital Deficiency

	February 28,	November 30,
	2017	2016
	(in thousands)
Current assets	$7,428	$5,055
Current liabilities	18,123	12,412
Working capital deficiency	$(10,695)	$(7,357)

Current assets increased by $2.4 million, which was primarily attributable to an increase of $3 million in cash and cash equivalents due to offering of private placement of our equity and equity-linked securities in February 2017.

Furthermore, the account receivables increased by $0.3 million and the grants receivable decreased by $0.9 million mainly due to payment from the DGO6.

Current liabilities increased by $5.2 million, which was primarily attributable to an increase of $2 million in advanced payments on account of grant in connection with the new grant approved by the DGO6 to support a clinical study in Germany and Belgium.

In addition, an increase of $2.1 million in current maturities of convertible loans, $1.3 million increase was related to new convertible loans and the remain amount was due to changes in fair value of the old convertible loans. On March 2017, we reimbursed $1.9 million from the outstanding amount of the current maturities of convertible loans.

Cash Flows

	Three Months Ended
	February 28,	February 29,
	2017	2016
	(in thousands)
Net income (loss)	$(8,999)	$255

Net cash provided by (used in) operating activities	399	(1,341)
Net cash used in investing activities	(414)	(354)
Net cash provided by (used in) financing activities	3,036	(1,508)
Increase (decrease)in cash and cash equivalents	$3,021	$(3,203)

The increase in net cash used in operating activities for three months ended February 28, 2017, compared to the same period in 2016, is primarily attributable to our CDMO activities in Belgium.

The increase in amount of $60 thousand in net cash used in investing activities for the three months ended February 28, 2017, compared to the same period in 2016, was due to $180 thousand due to investment in associates, which was offset by decrease in amount of $120 in purchase and selling of property and equipment.

The increase in amount of $4.5 million in net cash provided by financing activities for the three months ended February 28, 2017 as compared to the same period in 2016, was attributable to the increase of $1.1 million in the proceeds from issuance of shares and warrants, $3.8 million in the net proceeds from issuance of convertible loans, which was offset by increase in amount of $0.3 million due to repayment of convertible loans, convertible bonds and short and long-term debt.

Liquidity & Capital Resources

We need to raise additional operating capital in order to maintain our operations and realize our business plan. Management believes that funds on hand, as well as the subscription proceeds of $9 million that we anticipate receiving through the end of February 2018 (out of a total of $14.5 million subscription proceeds that we are to receive on a periodic basis through August 2018), will allow us to conduct operations as presently conducted through the end of fiscal year 2017, without the planned CDMO facility expansion. We will likely need to raise additional operating capital in fiscal 2018 in order to maintain operations and to realize our business plan. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures and debt repayment, we may not have the cash resources to continue as a going concern thereafter.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of February 28, 2017, we have not achieved profitable operations, has accumulated losses of approximately $38.8 million (since inception), has a working capital deficiency of $10.7 million and expects to incur further losses in the development of its business. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as we will need to finance future research and development activities and general and administrative expenses through fund raising in the public or private equity markets.

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

We have been funding operations primarily from the proceeds from private placements of the our convertible and equity securities and from revenues and accounts receivable generated by MaSTherCell. From December 2016 through February 2017, we received, through MaSTherCell, proceeds of approximately $2.8 million and $4.1 million from the private placement to accredited investors of its equity and equity linked securities and convertible loans. In addition, in January 2017 we entered into definitive agreements with an institutional investor for the private placement of units of our securities for aggregate subscription proceeds of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. During the three months ended February 28, 2017, $1 million was remitted by such investor and in April 2017 an additional $0.5 million was remitted. In addition, between March 1 and April 18, 2017, we raised an additional $0.3 million from the proceeds of a private placement to certain accredited investors of its equity and equity linked securities and $0.6 million in revenues and accounts receivable from customers.

Cash Requirements

Our plan of operation during fiscal year 2017 is to:

•	initiate regulatory activities in Europe and the United States;
•	locate suitable facility in the U.S. for tech transfer and manufacturing scale-up;
•	purchase equipment needed for its cell production process;
•	hire key personnel including, but not limited to, a chief medical officer, US based chief science officer and chief operating officer;
•	collaborate with clinical centers and regulators to carry out clinical studies and clinical safety testing;
•	identify optional technologies for scale up of the cells production process; and
•	initialize efforts to validate the manufacturing process (in certified labs).

We estimate that our operating resources and expenses for the next 12 months as of February 28, 2017 will be as follows:

Revenues	$12,632
Grant income	6,982
Industrial loans	2,087
Manufacturing wages	(4,736)
Other Manufacturing expenses	(6,512)
R&D wages	(1,211)
R&D subcontractors	(6,212)
Other R&D expenses	(1,816)
G&A expenses	(3,987)
Expansion of CDMO facilities	(2,621)
Manufacturing costs	(2,500)
Property and equipment investments	(2,623)
Total	$(10,517)

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received various grants that have enabled us to fund our clinical developments, these funds are largely restricted for use for other corporate operational and working capital purposes. As mentioned above, we raised additional capital to both supplement our clinical developments that are not covered by any grant funding and to cover our operational expenses. In the first quarter of fiscal 2017, we entered into a definitive agreement with an institutional investor for the private placement of units of our securities for aggregate subscription proceeds of $16 million. The subscription proceeds are payable on a periodic basis through August 2018, of which, through the date of this report on Form 10-Q, we have received $1.5 million in subscription proceeds. We may raise the additional funds required through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that controls and procedures are designed on a risk-based approach and , no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The continuous improvement of the Company’s disclosure controls and procedures is based on material weaknesses identification in the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting required improvement as of February 28, 2017. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions implying:

(i)	inadequate consistency of segregation of duties with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management believes the weaknesses identified above have not had any material effect on our financial results. Although a remediation plan was designed and implementation efforts are still in progress, management is taking additional steps to address the causes of the above weaknesses and to improve our internal control over financial reporting, including the re-design of our accounting processes and control procedures and the identification of gaps in our skills base and the expertise of our staff as required to meet the financial reporting requirements of a public company. In particular, during the completed quarter, we have retained qualified independent third party accounting personnel , to conduct a comprehensive review of our internal controls and formalization of our review and approval processes in order. This measure has led to improve our internal controls which has enabled us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports and to strengthen our segregation of duties at the Company. We are also committed to hiring a full time chief financial officer at MaSTherCell. We intend to hire additional qualified staff to augment our internal accounting personnel. Finally, we are exploring implementing a new initiative to ease and automate data gathering from all affiliated companies (data warehousing) and implement quantitative and qualitative controls.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

During the three months ended February 28, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. During the completed quarter, we have strengthened the Corporate Finance function by hiring independent third party accounting personnel at MaSTherCell and one additional qualified person to assist in the internal accounting function.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which the Company or its Subsidiaries are a party or of which any of its properties, or the properties of its Subsidiaries, are the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or its Subsidiaries or has a material interest adverse to the Company or its Subsidiaries.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended November 30, 2016, as filed with the Securities & Exchange Commission on February 28, 2017, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended February 28, 2017 without registration under the Securities Act:

On February 16, 2017, an institutional investor and the Company closed on the initial payment of $1 million of the subscription proceeds of $16 million and, in connection therewith, the Company issued to the investor 1,923,077 shares of the Company’s Common Stock and three year warrants to purchase up to an additional 1,923,077 shares of the Company’s Common Stock at a per share exercise price of $0.52

During the three months ended February 28, 2017, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 621,404 shares of the Company’s Common Stock and (ii) three year warrants to purchase up to an additional 621,404 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $323 thousand.

These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but qualified for exemption under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder. The securities were exempt from registration under Section 4(a)(2) of the Securities Act and Regulation S because the issuance of such securities by the Company did not involve a "public offering," as defined in Section 4(a)(2) of the Securities Act, the Investor’s representations that it is not a U.S. Person as that term is defined in Rule 902(k) of Regulation S, and that it is acquiring the securities for its own account for investment purposes and not as nominee or agent, and not with a view to the resale or distribution thereof, and that the Investor understands that the securities may not be sold or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, or an applicable exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Regulation S-K:

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1 filed on April 2, 2009)
3.2	Certificate of Change (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.3	Articles of Merger (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 2, 2011)
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.5	Amended and Restated Bylaws (incorporated by reference to an exhibit to a current report on Form 8-K filed on September 21, 2011)
3.6	Certificate of Correction dated February 27, 2012 (incorporated by reference to an exhibit to a current report on Form 8-K/A filed on March 16, 2012)
10.1*	Joint Venture Agreement dated as of May 10, 2016 between Orgenesis Inc. and Atvio Biotech Ltd.
10.2*	Private Placement Subscription Agreement dated January 26, 2017 between Orgenesis Inc. and Image Securities FZC
10.3*	Amendment No. 1 dated February 9, 2017 to the Private Placement Subscription Agreement between Orgenesis Inc. and Image Securities FZC
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: April 19, 2017

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 19, 2017