Form 10-Q
period 2017-08-31
Orgenesis Inc.
filed 2017-10-16
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X].

As of October 16, 2017, there were 121,779,252 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2017 AND 2016

PART I – UNAUDITED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

	August 31,	November 30,
	2017	2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$762	$891
Accounts receivable, net	2,106	1,229
Prepaid expenses and other receivables	1,668	779
Grants receivable	173	906
Inventory	965	400
Total current assets	5,674	4,205

NON CURRENT ASSETS:
Property and equipment, net	5,025	4,573
Restricted cash	6	5
Intangible assets, net	15,480	15,050
Goodwill	10,683	9,584
Investments in associate, net	475	-
Other assets	79	70
Total non-current assets	31,748	29,282
TOTAL ASSETS	$37,422	$33,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. Dollars in Thousands)
(Unaudited)

	August 31,	November 30,
	2017	2016

Liabilities and equity
CURRENT LIABILITIES:
Short-term bank credit	$-	$21
Accounts payable	3,689	4,554
Accrued expenses and other payables	1,408	1,205
Employees and related payables	2,343	1,680
Related parties	44	42
Advance payments on account of grant	1,978	243
Short-term loans and current maturities of long term loans	376	1,111
Deferred income	4,944	1,273
Current maturities of convertible loans	2,789	2,541
Convertible bonds	-	1,818
Price protection derivative	-	76
Investments in associate, net	-	12
TOTAL CURRENT LIABILITIES	17,571	14,576

LONG-TERM LIABILITIES:
Loans payable	3,397	3,291
Convertible loans	1,444	1,059
Warrants	873	1,843
Retirement benefits obligation	5	5
Put option derivative	273	273
Deferred taxes	2,608	1,862
TOTAL LONG-TERM LIABILITIES	8,600	8,333
TOTAL LIABILITIES	26,171	22,909
COMMITMENTS
EQUITY:
Common stock	12	12
Additional paid-in capital	50,518	41,605
Receipts on account of shares to be allotted	852	-
Accumulated other comprehensive loss	1,214	(1,205)
Accumulated deficit	(41,345)	(29,834)
TOTAL EQUITY	11,251	10,578
TOTAL LIABILITIES AND EQUITY	$37,422	$33,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars in thousands, except share and loss per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016
REVENUES	$2,562	$1,849	$6,712	$4,501
COST OF REVENUES	1,867	1,829	4,900	5,273
GROSS PROFIT (LOSS)	695	20	1,812	(772)

RESEARCH AND DEVELOPMENT EXPENSES, net	500	775	1,906	1,663
AMORTIZATION OF INTANGIBLE ASSETS	423	408	1,201	1,217
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,184	1,279	7,887	4,618
OPERATING LOSS	3,412	2,442	9,182	8,270
FINANCIAL EXPENSES (INCOME), net	(2,032)	574	1,488	(645)
SHARE IN LOSSES OF ASSOCIATED COMPANY	152	-	348	-
LOSS BEFORE INCOME TAXES	1,532	3,016	11,018	7,625
TAX EXPENSES (BENEFIT)	421	(372)	493	(1,313)
NET LOSS	$1,953	$2,644	$11,511	$6,312

EARNINGS (LOSS) PER SHARE:
Basic	$(0.02)	$(0.02)	$(0.10)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.10)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Basic	123,349,597	111,188,616	113,433,712	108,784,862
Diluted	124,625,412	111,188,616	113,746,212	108,784,862

OTHER COMPREHENSIVE LOSS:
Net Loss	$1,953	$2,644	$11,511	$6,312
Translation adjustments	(1,430)	36	(2,419)	(1,047)
TOTAL COMPREHENSIVE LOSS	$523	$2,680	$9,092	$5,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. Dollars in thousands, except share amounts)
(Unaudited)

	Common Stock
					Receipts on	Accumulated
			Additional		Account of	Other
		Par	Paid-in		Share to be	Comprehensive	Accumulated
	Number	Value	Capital		Allotted	Loss	Deficit	Total

Balance at December 1, 2015	55,835,950	$6	$14,229		$1,251	$(1,286)	$(20,640)	$(6,440)
Changes during the nine months ended August 31, 2016:

Stock-based compensation to employees and directors			990					990
Stock-based compensation to service providers			1,148					1,148
Warrants and shares to be issued due to extinguishment of a convertible loan			114					114
Beneficial conversion feature of convertible loans			245					245
Issuances of shares from investments and conversion of convertible loans	12,844,455	1	1,948		(1,251)			698
Reclassification of redeemable common stock*	42,401,724	4	21,454					21,458
Receipts on account of shares to be allotted					887			887
Comprehensive income (loss) for the period						1,047	(6,312)	(5,265)

Balance at August 31, 2016	111,082,129	$11	$40,128		$887	$(239)	$(26,952)	$13,835

Balance at December 1, 2016	114,096,461	$12	$41,605	$	-,-	$(1,205)	$(29,834)	$10,578
Changes during the nine months ended August 31, 2017:

Stock-based compensation to employees and directors			1,156					1,156
Stock-based compensation to service providers	950,000	-	1,824					1,824
Issuance of warrants and beneficial conversion feature of convertible loans			2,550					2,550
Issuance of shares and receipts on account of shares and warrants to be allotted and cancelation of contingent shares	2,936,918	-	3,383		852			4,235
Comprehensive income (loss) for the period						2,419	(11,511)	(9,092)
Balance at August 31, 2017	117,983,379	$12	$50,518		$852	$1,214	$(41,345)	$11,251

*Including outstanding contingent shares.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	August 31,	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,511)	$(6,312)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,817	2,085
Loss from extinguishment of a convertible loan	-	229
Share in losses of associated company	348	-
Depreciation and amortization expenses	1,874	1,987
Change in fair value of warrants and embedded derivatives	(1,276)	(1,172)
Change in fair value of convertible bonds	(157)	(115)
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	818	494
Changes in operating assets and liabilities:
Increase in accounts receivable	(682)	(603)
Increase in inventory	(484)	(73)
Increase in other assets	(1)	(17)
Increase in prepaid expenses and other accounts receivable	(818)	(220)
Increase (decrease) in accounts payable	(1,230)	637
Increase in accrued expenses and other payables	192	242
Increase in employee and related payables	554	523
Increase in deferred income	3,268	402
Increase in advance payments and receivables on account of grant, net	2,358	50
Increase (decrease) in deferred taxes	494	(1,314)
Net cash used in operating activities	(3,436)	(3,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(639)	(1,049)
Disposals of property and equipment	31	-
Investments in associate	(835)	-
Net cash used in investing activities	(1,443)	(1,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term line of credit	(21)	17
Proceeds from issuance of shares and warrants (net of transaction costs)	4,307	1,488
Proceeds from issuance of convertible loans (net of transaction costs)	4,932	1,258
Repayment of convertible loans and convertible bonds	(3,766)	-
Repayment of short and long-term debt	(1,102)	(2,446)
Net cash provided by financing activities	4,350	317
NET CHANGE IN CASH AND CASH EQUIVALENTS	(529)	(3,909)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	400	11
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	891	4,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$762	$270

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Conversion of loans and bonds (including accrued interest) to common stock and warrants	$106	$1,028
Reclassification of redeemable common stock to equity		$21,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended August 31, 2017 and August 31, 2016

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

Basis of Presentation

            These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of August 31, 2017, and the consolidated statements of comprehensive loss for the three and nine months ended August 31, 2017 and 2016, and the changes in equity and cash flows for the nine months period ended August 31, 2017 and 2016. The interim results, are not necessarily indicative of the results to be expected for the year ending November 30, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016.

Going Concern

            The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2017, the Company, had accumulated losses of approximately $41 million and expects to incur further losses in the development of its business. Presently, the Company does not have sufficient cash to meet its requirements in the following twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. In the event that the remaining subscription proceeds from a private placement with an institutional investor referred to below, in the aggregate amount of $12 million (out of total committed amount $16 million) will not be paid periodically through August 2018, then the Company will need to raise significant funds in order to continue to meet its liquidity needs, realize its business plan and maintain operations. The Company’s current cash balance is not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to generate sustainable profits from its CDMO business and to secure funds through equity and/or debt instruments for its operations and business opportunities investments.

            The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of its business plan will actually improve the Company’s operating results. If the Company is unable to raise the necessary capital, the Company may have to cease curtail or reduce operations.

            The Company has been funding its operations primarily from the proceeds from private placements of the Company’s convertible debt and equity securities and from revenues generated by MaSTherCell. From December 2016 through August 2017, the Company received, through MaSTherCell, proceeds of approximately $6.1 million in revenues and accounts receivable from customers and $9 million from the private placement to accredited investors of its equity and equity linked securities and convertible loans, out of which $3.5 are million from the institutional investor definitive agreements in January 2017 for the private placement of units of the Company’s securities for aggregate subscription proceeds to the Company of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. In addition, from September 1, 2017 through October 16, 2017, the Company raised an additional $1.1 million from the proceeds of the private placement to certain accredited investors of its equity and equity linked securities and Company received, through MaSTherCell, proceeds of approximately $1 million in accounts receivable from its customers.

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

CDMO

            The CDMO activity is comprised of a specialization in cell therapy development for advanced therapeutic products and is comprised of two types of services to its customers: (i) process and assay development services and (ii) cGMP contract manufacturing services. The CDMO activities include the operations of MaSTherCell.

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

            Segment data for the nine months ended August 31, 2017 is as follows:

			Corporate
			and
	CDMO	CTB	Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$7,705		(993)	$6,712
Cost of revenues	(4,358)		403	(3,955)
Research and development expenses, net		(1,932)	590	(1,342)
Operating expenses	(916)	(6,060)		(6,976)
Depreciation and amortization expenses	(2,145)	(7)		(2,152)
Segment Performance	$286	(8,000)	-	(7,714)

Stock-based compensation			(2,817)	(2,817)
Financial expenses, net*			(139)	(139)
Share in losses of associated company			(348)	(348)
Loss before income taxes				(11,018)

            * Excluding $1,389 thousand stock based compensation included in financial expenses.

                          Segment data for the nine months ended August 31, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Net revenues from external customers	$4,826	$		$(325)	$4,501
Cost of revenues	(4,968)			463	(4,505)
Research and development expenses, net			(1,239)	(138)	(1,377)
Operating expenses	(1,518)		(1,299)		(2,817)
Depreciation and amortization expense	(1,984)		(3)		(1,987)
Segment Performance	$(3,644)		$(2,541)	-	(6,185)

Share-based compensation				(2,085)	(2,085)
Financial income, net				645	645
Loss before income taxes					$(7,625)

                          Segment data for the three months ended August 31, 2017 is as follows:

			Corporate
			and
	CDMO	CTB	Eliminations	Consolidated
	(in thousands)
Net revenues from external customers	$2,956		(394)	2,562
Cost of revenues	(1,439)		95	(1,344)
Research and development expenses, net		(688)	299	(389)
Operating expenses	(1,641)	(1,272)		(2,913)
Depreciation and amortization expense	(945)	-		(945)
Segment Performance	$(1,069)	(1,960)	-	(3,029)

Share-based compensation			(108)	(108)
Financial income, net*			1,757	1,757
Share in losses of associated company			(152)	(152)
Loss before income taxes				1,532

            * Excluding $275 thousand stock based compensation included in financial income.

                          Segment data for the three months ended August 31, 2016 is as follows:

				Corporate
				and
	CDMO		CTB	Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$1,852	$		$(3)	$1,849
Cost of revenues	(1,748)			164	(1,584)
Research and development expenses, net			(565)	(161)	(726)
Operating expenses	(453)		(448)		(901)

Depreciation and amortization expense	(651)		(1)		(652)
Segment Performance	$(1,000)		$(1,014)	-	(2,014)

Share-based compensation				(428)	(428)
Financial income (expenses), net				(574)	(574)
Loss before income taxes					$(3,016)

Geographic, Product and Customer Information

     Substantially all the Company's revenues and long-lived assets are located in Belgium through its controlled subsidiary MaSTherCell. Manufacturing activities show a significant increase of revenues in line with the company Business Plan. It reflects market recognition in CDMO business expertise and the adequacy of the Company strategy.

     Revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Three Months Ended			Nine Months Ended
	August 31,		August 31,	August 31,		August 31, 2016
	2017		2016	2017
	(in thousands)
Customer A	$852		$1,031	$2,813		$2,626
Customer B	-		291	-		1,163
Customer C	809			1,904
Customer D	$679	$		$1,637	$

CDMO business has substantially diversified revenues by source signing contracts with leading Biotech companies in their respective cell-based therapy field and strengthened its revenue base over the last three quarters.  In January 2017, MaSTherCell entered into a service agreement with Les Laboratoires Servier (“Servier”) for the development of its CAR-T cell therapy manufacturing platform and in June 2017, MaSTherCell entered into a service agreement with CRISPR  Therapeutics AG  (“CRISPR”) for the development and manufacturing of allogeneic cell therapies.

NOTE 4 – CONVERTIBLE LOAN AGREEMENTS

(a)        On January 12, 2017, the Company repaid the outstanding principal amount and accrued interest in the amount of $51 thousand on convertible loans that were issued during September 2016. The transaction had no material impact on the comprehensive loss for the period.

(b)        During the nine months ended August 31, 2017, the Company entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $3.95 million. The loans bear an annual interest rate of 6% and mature in two years from the date of issuance, unless converted earlier.

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

            Since the closing price of the Company’s publicly traded stock is greater than the effective conversion price on the closing date, the conversion feature is considered "beneficial" to the holders and equal to $2.24 million. The difference is treated as issued equity and reduces the carrying value of the host debt; the discount is accreted as deemed interest on the debt.

            The transaction costs were approximately $405 thousand, out of which $129 thousand was the fair value of warrants for the purchase of 434,436 shares of Common Stock granted to three holders as a success fee, exercisable at $0.52 per share for three years. The fair value of those warrants as of the date of grant was evaluated using the Black-Scholes valuation model.

(c)        During the nine months ended August 31, 2017, the Company entered into several unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $0.8 million. The notes have 0% or 6% interest rate and are scheduled to mature between nine months and one year unless converted earlier. At any time, all or a portion of the outstanding principal amount and accrued but unpaid interest thereon may be converted at the Holder’s option into shares of the Company common stock at a price of $0.52 per share. The Company also issued to the investors three-year warrants to purchase up to 1,746,063 shares of the Company’s Common Stock at a per share exercise price of $0.52.

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

(e)        In January 2017 MaSTherCell repaid all but one of its bondholders (originally issued on September 14, 2014), and the aggregate payment amounted to $1.7 million (€1.5 million). On January 17, 2017, the remaining bondholder agreed to extend the duration of his Convertible bond until March 21, 2017. In consideration for the extension, the Company issued to the bondholder warrants to purchase 102,822 shares of the Company’s Common Stock, exercisable over a three-year period at a per share exercise price of $0.52. The fair value of those warrants as of the date of grant was $20 thousand using the Black-Scholes valuation model.

            On March 20, 2017, the remaining bondholder agreed to convert his convertible bonds into 488,182 shares of the Company’s Common Stock.

            The Company returned to treasury from the escrow arrangement entered into in March 2015 in connection with the MaSTherCell acquisition a total of 3,157,716 consideration, in accordance with the terms of the MaSTherCell acquisition agreement. These shares have been retired and cancelled.

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

            On March 1 and July 17, 2017, the Company repaid $1.5 million and $125 thousand on account of the principal amount of the loan and accrued interest, respectively. As of August 31, 2017, the Company was in arrears in its payment obligations under such agreement. See also Note 10(c).

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

NOTE 6 – EQUITY

Financings

            1)        During the nine months ended August 31, 2017, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement (the “Private Placement”) of (i) 1,286,944 shares of the Company’s Common Stock and (ii) three year warrants to purchase up to an additional 1,286,944 shares of the Company’s Common Stock at a per share exercise price of $0.52 and $0.65 respectively. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $699 thousand.

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

            During the nine months ended August 31, 2017 the investor remitted to the Company $3.5 million, in consideration of which, the investor is entitled to 6,730,767 shares of the Company’s Common Stock and three-year warrants to purchase up to an additional 6,730,767 shares of the Company’s Common Stock at a per share exercise price of $0.52 The Company allocated the proceeds based on the fair value of the warrants and the shares. The table below presents the allocation of the proceeds as of the closing date:

Total Fair
Value
(in thousands)
Warrants component	$1,207
Shares component	2,293
Total	$3,500

            As of August 31, 2017, 1,923,076 shares have not been issued therefore the Company recorded $624 thousand net of transaction costs in Receipts on Account of Shares to be Allotted.

            In connection therewith, the Company undertook to pay a fee of 5%, resulting in the payment of $175 thousand and the issuance of 336,538 restricted shares of Common Stock. The fair value of the shares as of the date of grant was $145 thousand using the share price on the date of grant.

NOTE 7 – STOCK BASED COMPENSATION

a.        Options Granted to Employees and Directors

            On December 9, 2016, the Company granted to the employees and directors 7,300,000 options and on and June 1, 2017, the Company granted to the Chief Executive Officer 1,000,000 options, which are summarized on the table below:

	No. of options granted	Exercise price	Vesting period	Fair value at grant (in thousands)	Expiration period
Directors	2,000,000	$0.4	Quarterly vested over 2 years vest immediately-	$558	10 years
Employees	5,300,000	$0.4	Quarterly vested over 4 years	$1,480	10 years
Chief Executive Officer	1,000,000	$0.6	Semi Annually vested over one year	$435	10 years

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

	December 9,	June 1, 2017
	2016
Value of one common share	$0.39	$0.62
Dividend yield	0%	0%
Expected stock price volatility	94%	95%
Risk free interest rate	1.89%	1.76%
Expected term (years)	5	5

b. Options and Warrants Granted to a Consultants

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

NOTE 8 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
	(in thousands, except per share data)

Basic:
Loss for the period	$1,953	$2,644	$11,511	$6,312
Weighted average number of common shares outstanding	123,349,597	111,188,616	113,725,909	108,784,862
Loss per common share	$0.02	$0.02	$0.10	$0.06
Diluted:
Loss for the period	$1,953	$2,644	$11,511	$6,312
Changes in fair value of embedded derivative and interest expense on convertible loans	238		137	87
Loss for the period	$2,191	$2,644	$11,648	$6,399

Weighted average number of shares used in the computation of basic and diluted loss per share	123,349,597	111,188,616	113,725,909	108,704,862
Number of dilutive shares related to convertible loans	1,275,815		312,500
Weighted average number of common shares outstanding	124,625,412	111,188,616	114,038,409	108,704,862

Loss per common share	$0.02	$0.02	$0.10	$0.06

         Diluted loss per share does not include 52,510,273 shares underlying outstanding options and warrants and 29,551,172 shares upon conversion of convertible notes for the three and nine months ended August 31, 2017, because the effect of their inclusion in the computation would be anti-dilutive.

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

            As of August 31, 2017, and November 30, 2016, the Company’s liabilities that are measured at fair value and classified as level 3 fair value are as follows (in thousands):

	August 31,	November 30,
	2017	2016
	Level 3	Level 3
Warrants (1)	$873	$1,843
Price protection derivative (1)	-	76
Embedded derivatives convertible loans*(1)	20	240
Put option derivatives	273	273
Convertible bonds (2)	$-	$1,818

*	The embedded derivative is presented in the Company's balance sheets on a combined basis with the related host contract (the convertible loans).

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

As of August 31, 2017, the convertible bonds have been repaid or converted see Note 4(e).

The following table presents the assumptions that were used for the models as of August 31, 2017:

		Embedded
	Warrants	Derivative
Fair value of shares of Common Stock	$0.32	$0.32
Expected volatility	92%	82%
Discount on lack of marketability	13%	-
Risk free interest rate	1.25%-1.31%	0.95%-1.03%
Expected term (years)	1.2-1.8	0.08-0.33
Expected dividend yield	0%	0%
Expected capital raise dates	October 31,
	2017	-

            The fair value of the convertible bonds is equal to their principal amount and the aggregate accrued interest.

            The table below sets forth a summary of the changes in the fair value of the Company’s financial liabilities classified as Level 3 for the nine months ended August 31, 2017:

			Convertible	Price	Put Option
		Embedded	Bonds	Protection	Derivative
	Warrants	Derivatives		Derivative
	(in thousands)
Balance at beginning of the year	$1,843	$240	$1,818	$76	$273
Changes in fair value during the period	(970)	635	22	(76)
Repayment and conversion of convertible bonds and convertible loan		(855)	(1,827)
Translation adjustments			(13)
Balance at end of the period	$873	$20	$-	$-	$273

            There were no transfers to Level 3 during the nine months ended August 31, 2017.

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

NOTE 10 - SUBSEQUENT EVENTS

a.        During September 2017, the Company entered into unsecured convertible note agreements with accredited or offshore investors for an aggregate amount of $0.6 million. The notes bear an annual interest rate of 6% and mature in two years from the closing date, unless earlier converted subject to the terms defined in the agreements. The notes provide that the entire principal amount under the notes and accrued interest automatically convert into units as in the agreement upon the earlier to occur of any of the following: (i) the closing of an offering of equity securities of the Company with gross proceeds to the Company greater than $10 million (ii) the trading of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) on the over-the counter market or an exchange at a weighted average price of at least $0.52 (adjusted for certain capital events such as stock splits) for fifty (50) consecutive trading days, or (iii) the listing of the Company’s Common Stock on a U.S. National Exchange.

b.        In October 2017, the institutional investor referred to in Note 6b, remitted to the Company $0.5 million in subscription proceeds entitling such investor to 961,538 shares of Common Stock and three-year warrants for an additional 961,538 shares. As of October 16, 2017, the Company has received a total of $4 million out of the committed $16 million subscription proceeds.

c.        On September 29, 2017, the Company paid to Admiral $125 thousand on account of the debt owed.

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

            We seek to differentiate our company from other cell therapy companies by our wholly-owned, Belgian-based CDMO subsidiary, MaSTherCell S.A., and a world-wide network of partners who have built a unique and fundamental base platform of know-how and expertise for a multitude of cell types manufacturing. The goal is to industrialize cell therapy for fast, safe and cost-effective production in order to provide rapid therapies for any market around the world. All these services are already compliant with GMP requirements, ensuring identity, purity, stability, potency and robustness of cell therapy products for clinical phase I, II, III through commercialization. The goal is to become the premier service provider in the regenerative medicine industry by leveraging the experience and expertise of MaSTherCell as a recognized leader in cell therapy development and manufacturing.

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

            MaSTherCell currently operates facilities qualified under cGMPs in Belgium. We acquired MaSTherCell in March 2015. As the industry continues to mature and a growing number of cell therapy companies approach commercialization, we believe that MaSTherCell is well positioned to serve as an outsourcing manufacturing source for cell therapy companies.

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

Significant Recent Corporate Highlights

            Management continues in its efforts to raise operating capital. In connection therewith, in January 2017 we entered into definitive agreements with an institutional investor for the private placement of units of our securities for aggregate subscription proceeds to us of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. Each periodic payment of subscription proceeds will be evidenced by our standard securities subscription agreement. As of the date of this quarterly report on Form 10-Q, the investor has remitted to us $4 million in subscription proceeds. Each unit is comprised of one share of our common stock and a warrant to purchase an additional share of common stock at a per share exercise price of $0.52. Pursuant to the investment, the investor designated a director to serve on our board of directors for an initial two-year period and thereafter so long as the investor holds at least 10% of the Company’s outstanding Common Stock. The investor’s right to designate the board designee is subject to the payment in full as provided in the definitive agreements of the remaining subscription proceeds.

            In January 2017, Servier appointed MaSTherCell for the development of its CAR-T cell therapy manufacturing platform. Under the master service agreement, MaSTherCell is developing a CAR-T cell therapy manufacturing platform, which will enable industrial and commercial manufacturing of Servier cell therapy products. This is a critical step in development of these products for later stage clinical trial. Servier selected MaSTherCell because of its leading global cell therapy CDMO position as well as its essential broad expertise in immunotherapy products. MaSTherCell has a track record of designing and delivering cost-effective cell therapy manufacturing platforms. MaSTherCell anticipates that it will complete the development of the initial CAR-T platform in 2018.

            In May 2017, we improved the equity-debt ratio of our subsidiary MaSTherCell by converting the loan advanced to it in the amount of $1.1 million (EUR 1 million) into share capital of MaSTherCell.

            In June 2017, CRISPR, a leader in gene-editing based therapeutics, and MaSTherCell signed a service agreement for the development and manufacturing of allogeneic CART-T cell therapies.

            In September 2017, we fulfilled our obligation under the joint venture agreement with Atvio dated May 10, 2016, and remitted the balance of $54 thousand of the convertible loan in the aggregate amount of $1 million.

            As further discussed below, our subsidiary MaSTherCell S.A., had revenues of approximately $6.7 million during the nine months ended August 31, 2017 representing an increase of 49% over the same period last year.

            While we believe, the above developments position us to further our business development efforts and realize our business plan, we can provide no assurance that we will be successful in achieving our business plan.

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2017 to the Three and Nine Months Ended August 31, 2016

            Our financial results for the three and nine months ended August 31, 2017 are summarized as follows in comparison to the three and nine months ended August 31, 2016:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
	(in thousands)
Revenues	$2,562	$1,849	$6,712	$4,501
Cost of revenues	1,867	1,829	4,900	5,273
Research and development expenses, net	500	775	1,906	1,663
Amortization of intangible assets	423	408	1,201	1,217
Selling, general and administrative expenses	3,184	1,279	7,887	4,618
Financial expenses (income), net	(2,032)	574	1,488	(645)
Share in losses of associated company	152	-	348	-
Loss before income taxes	$1,532	$3,016	$11,018	$7,625

Revenues

            All revenues were derived from our Belgian Subsidiary, MaSTherCell S.A. Manufacturing activities show a significant increase of revenues in line with the company’s Business Plan. It reflects market recognition in CDMO business expertise and the adequacy of the Company’s strategy with industry need. Revenues diversification by source in the CDMO segment together with a leading position in CAR-T cell therapy development and manufacturing strengthen MaSTherCell resilience.

            Our revenues for the three and nine months ended August 31, 2017 were $2,562 thousand and $6,712 thousand, respectively, as compared to $1,849 thousand and $4,501 thousand for the corresponding periods in 2016, representing an increase of 39% and 49% respectively, compared to the same period last year.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Services	$2,015	$1,086	$5,600	$2,430
Goods	547	763	1,112	2,071
Total revenues	$2,562	$1,849	$6,712	$4,501

            The increase in revenues for each of the three and nine months ended August 31,2017 is attributable to an increase in the volume of the services provided by MaSTherCell resulting from the extension by MaSTherCell of existing customer service contracts and the entry into new customer service contracts with leading biotech companies as well as from revenues generated from existing manufacturing agreements.

Expenses

Cost of Revenues

            Cost of revenues for the three and nine months ended August 31, 2017 were $1,867 thousand and $4,900 thousand, respectively, as compared to $1,829 thousand and $5,237 thousand, respectively, during the same periods in 2016, representing an increase and decrease of 2% and 7%, respectively. The decrease in cost of revenues for the nine months period in 2017 as compared to the corresponding period in 2016 is primarily attributable to a decrease (i) in salaries and related expenses associated with an internal transformation program implemented in MaSTherCell in the second quarter to evolve from an organization based on project to a matrix organization supported by transversal departments focusing on value creation. As part of the program we changed the business positions of certain employees from laboratory managers to general manager positions in order to reflect the current period’s business activity.

Research and Development Expenses

            Research and Development Expenses for the three and nine months ended August 31, 2017 were $500 thousand and $1,906 thousand, respectively, as compared to $775 thousand and $1,663 thousand, respectively, for the same periods in 2016, representing a decrease of 35% and increase of 15%, respectively. The increase in research and development expenses in the nine months period in 2017 is primarily attributable to an increase in laboratory expenses resulting from an increase in our pre-clinical studies in the U.S., Israel and Belgium. The increase in Research and Development expenses is a reflection of management’s determination to move transdifferentiating technology with first indication to Diabetes Type I to the next the stage towards clinical studies.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses for the three and nine months ended August 31, 2017 were $3,184 thousand and $7,887 thousand, respectively, as compared to $1,279 and $4,618 thousand, respectively, for the same periods in 2016, representing an increase of 149% and 71% respectively. The increase in selling, general and administrative expenses in each of three and nine month 2017 periods is primarily attributable in the following:

1.

Stock based compensation: (i) an increase in non-cash stock based compensation resulting from grants of options to employees during December 2016 offset by decrease in stock based compensation in the 2017 periods attributable to the termination of the vesting period of options and shares awarded to executives and consultants in 2016.

2.

Corporate governance, reflecting our commitment to remediate to material weaknesses, an increase in (i) salaries and related expenses resulting from the retention of new senior management at MaSTherCell and new accounting staff in our financial department in Israel and (ii) professional fees resulting from the appointment of a qualified independent third party to assess our risk management framework to manage enterprise risk and (iii) accounting and legal expenses associated with exploring new strategic collaboration arrangements, new capital raising initiatives, repayment of bonds issued by MaSTherCell and preparation of applications for new patents under our CTB division.

3.	CTB intellectual property: legal expenses associated with the preparation of applications for new patents under our CTB division.
4.

Setting-up a global CDMO network : (i) expenses related to a joint venture which primarily consisted of salary expenses and set up related cost of the new production facility in Korea under our joint venture with CureCell.

5.	Legal expenses associated with exploring new strategic collaboration arrangements, new capital raising initiatives.

            The expenses incurred in Item (2) above [Corporate Governance] reflects our commitment to address material weaknesses in our internal controls. Our expenses under Item 4 above [Setting up a Global CDMO Network] reflects our mission to build a global fully integrated bio-pharmaceutical company in the cell therapy development and manufacturing area. We target the international manufacturing market as a key priority through joint-venture agreements that provide development capabilities, along with manufacturing facilities and experienced staff, offering a unique response to industry challenges;

            We apply a strict monitoring of the selling, general and administrative expenses and has implemented a shared services program in corporate functions to benefit from intra-group cost reduction and synergies.

Financial Expenses (Income), net

	Three Months Ended August 31,		Nine Months Ended August 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Increase (decrease) in fair value of warrants and financial liabilities measured at fair value	$(2,349)	$555	$(1,343)	$(1,057)
Stock-based compensation related to warrants granted to bondholder and shares and units granted to creditor	(273)	-	1,351	-
Interest expense on loans and convertible loans	300	75	987	339
Foreign exchange loss, net	289	(111)	481	(75)
Other expenses	1	55	12	148
Total	$(2,032)	$574	$1,488	$(645)

            Financial expenses (income), net for the three months ended August 31, 2017, decreased by 454% or $2,606 thousand, compared to the same period in 2016. The decrease in financial expenses is mainly attributable to a decrease of $2.9 million in the change of the fair value of warrants due to the fact that, in the three months ended August 31, 2017, there was a strong impact of the decrease in the share price, which was $0.32 on August 31, 2017, as opposed to $0.59 on May 31, 2017.

            Financial expenses (income), net for the nine months ended August 31, 2017, increased by 331% or $2,133 thousand, compared to the same period in 2016. The increase in financial expenses is mainly attributable to an increase of $1.32 million in the Stock-based compensation related attributable to $20 thousand of stock-based compensation expenses related to 102,822 warrants granted to the remaining bondholder in consideration of the extension of his bonds and $1.3 million of stock-based compensation expenses related to restricted shares and warrants issued in accordance with the terms of the convertible loan agreements.

Working Capital Deficiency

	August 31,	November 30,
	2017	2016
	(in thousands)
Current assets	$5,674	$4,205
Current liabilities	17,571	14,576
Working capital deficiency	$(11,897)	$(10,371)

            Current assets increased by $1.5 million, which was primarily attributable to an increase of $1.7 million in accounts receivable and $0.9 increase in prepaid expenses and other receivables mainly due to increase in the convertible loan invested in CureCell which was invested in the equipment and construction of the Korean CDMO facility as part of our strategy to build up a global cell therapy development and manufacturing area.

            Current liabilities increased by $3 million, which was primarily attributable to an increase (i) of $1.7 million in advanced payments on account of grant in connection with the new grant approved by the DGO6 to support a clinical study in Germany and Belgium (ii) of $3.7 million in deferred income due upfront paid by our new and old customers under new agreements signed in the CDMO segment. The increase in deferred income reflects the financial orthodoxy applied in the CDMO area. The increase was partly offset by a decrease (i) of $2.5 million due to repayments of loans and convertible bonds (ii) of $0.1 million in convertible bonds due to conversion.

Liquidity and Financial Condition

	Nine Months Ended August 31,
	2017	2016
	(in thousands)
Net loss	$(11,511)	$(6,312)
Net cash used in operating activities	(3,436)	(3,177)
Net cash used in investing activities	(1,443)	(1,049)
Net cash provided by financing activities	4,350	317
Decrease in cash and cash equivalents	$(529)	$(3,909)

            Since inception, we have funded our operations primarily through the sale of our securities and, more recently, through revenue generated from the activities of MaSTherCell, our Belgian Subsidiary. As of August 31, 2017, we had negative working capital of $12 million, including cash and cash equivalents of $0.8 million.

            Net cash used in operating activities was approximately $3.4 million for the nine months ended August 31, 2017, as compared with net cash used in operating activities of approximately $3.1 million for the same period in 2016. We successfully expanded our global activity of the CDMO division while maintain the same level of cash used in operating activities as a result of the increased revenues at our subsidiary MaSTherCell, thereby significantly increasing gross profit and generating cash to pay our ongoing operating expenses.

            Net cash used in investing activities for the nine months ended August 31, 2017 was approximately $1.4 million as compared with approximately $ 1 million for the same period in 2016. Net cash used in investing activities was primarily for additions to fixed assets at our subsidiary MaSTherCell and investments in our joint venture with Atvio.

            During the nine months ended August 31, 2017, our financing activities consisted of the following:

            •        Closing on $4 million net of transaction costs in private placement equity offerings through the issuance of 7,786,788 million shares of common stock and three-year common stock purchase warrants for an additional 7,786,788 and 230,923 shares of our common stock exercisable at a per share exercise price of $0.52 or $0.65, respectively.

            •        Closing on $4.7 million, in private placement debt offerings through the issuance of 1,746,063 warrants and our convertible promissory notes with maturity dates of between six and twenty-four months, convertible as of August 31, 207 into 10,030,917 shares of our common stock and 7,695,260 three-year warrants to purchase up to an additional 7,695,260 shares of our common stock at a per share exercise price of $0.52.

Liquidity & Capital Resources Outlook

            Management believes that funds on hand, as well as the subscription proceeds of $12 million that we anticipate receiving on a periodic basis from June 2017 through August 2018 (out of a total of $16 million subscription proceeds that we are to receive through such date), will allow us to conduct operations as presently conducted through the end of 2018. We intend to raise additional operating capital in order to further expand the scope of our operations and realize our multi- year business plan of future years and will likely need to raise additional operating capital in fiscal 2019 in order to maintain operations. Without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures and debt repayment, we may not have the cash resources to continue as a going concern thereafter.

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

Going Concern

            The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of August 31, 2017, we have accumulated losses of approximately $41 million. Although we are now showing positive revenue and gross profit trends in our CDMO division, we expect to incur further losses in the CTB division. Presently, we don’t not have sufficient cash to meet our requirements in the following twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability. In the event that the remaining subscription proceeds from a private placement with an institutional investor referred to below, in the aggregate amount of $12 million (out of total committed amount $16 million) will not be paid periodically through August 2018, then we will need to raise significant funds in order to continue to meet our liquidity needs, realize our business plan and maintain operations. The Company’s current cash balance is not sufficient to support its operations as presently conducted or permit it to take advantage of business opportunities that may arise. Management of the Company is continuing its efforts to generate quality of earnings from its CDMO business and to secure funds through equity and/or debt instruments for its operations and business opportunities investments.

            The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing a business plan or that the successful implementation of a business plan will actually improve our operating results. If we unable to obtain the necessary capital, we may have to cease operations.

            We have been funding operations primarily from the proceeds from private placements of our convertible debt and equity securities and from revenues generated by MaSTherCell. From December 2016 through August 2017, we received, through MaSTherCell, proceeds of approximately $6.1 million in revenues and accounts receivable from customers and $9 million from the private placement to accredited investors of our equity and equity linked securities and convertible loans, out of which $3.5 million are from the institutional investor with whom we entered into definitive agreements in January 2017 for the private placement of units of our securities for aggregate subscription proceeds to us of $16 million. The subscription proceeds are payable on a periodic basis through August 2018. In addition, from September 1, 2017 through October 16, 2017, we raised an additional $1.1 million from the proceeds of a private placement to certain accredited investors of our equity and equity linked securities and we received, through MaSTherCell, proceeds of approximately $1 million in accounts receivable from its customers.

Cash Requirements

            Our plan of operation during the next twelve months as of August 31, 2017 is to:

•	Continue our activities according to the work plan approved by the DGO6;
•	Explore options for collaboration and additional grants in the U.S.; and
•	Support our manufacturing activity in Europe.

            We estimate that our operating resources, expenses and debt servicing for the next twelve months as of August 31, 2017 will be as follows:

Resources	$	*36,819
Expenses and debt servicing		(25,142)
Total		$11,675

* The amount of cash resources include the subscription proceeds we are to receive on a periodic basis through August 2018 in the aggregate net amount of $11.4 million.

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

Management’s Report on Internal Control over Financial Reporting

            Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of August 31, 2017. The limitation of the Company’s internal control over financial reporting was due to the applied risk-based approach which is indicative of many small companies with limited number of staff in corporate functions implying:

(i)	inadequate consistency of segregation of duties with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

            Our management believes the weaknesses identified above have not had any material effect on our financial results. Management has taken additional steps to address the causes of the above weaknesses and to improve our internal control over financial reporting, including the re-design of our accounting processes and control procedures and the identification of gaps in our skills base and the expertise of our staff as required to meet the financial reporting requirements of a public company. In particular, during the first quarter, we have retained qualified independent third-party personnel, to conduct a comprehensive review of our internal controls and formalization of our review and approval processes in order. The appointed qualified independent third party assessed the Company’s risk management framework to manage enterprise risk. During the third quarter, the appointed qualified independent third party designed a remediation plan which, among other things, prevents fraudulent transactions. The risk based approach identified by the Company reflects the awareness of an acceptable level of risk to manage the Company considering the strategy, resources and regulatory environment. This measure led to an overarching remediation plan and program brief to be followed by a detailed action plan for each major risk selected. Subsequently, it is expected to lead to an improvement in our internal controls which will enable us to expedite our month-end close process, thereby facilitating the timely preparation of financial reports and to strengthen our segregation of duties at the Company. We are also hired a full time Chief Financial Officer at MaSTherCell scheduled to begin September 2017 and a full-time controller in our Israeli subsidiary. Finally, we are exploring implementing a new initiative to ease and automate data gathering from all affiliated companies (data warehousing) and implement quantitative and qualitative controls.

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

Changes in Internal Control Over Financial Reporting

            During the three months ended August 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended August 31, 2017 without registration under the Securities Act:

            During the three months ended August 31, 2017, we privately placed 1,923,076 shares of our Common Stock and three-year warrants to purchase up to an additional 1,923,076 shares of the Company’s Common Stock at a per share exercise price of $0.52. The purchased securities were sold pursuant to subscription agreements between us and the institutional investor for aggregate proceeds to the Company of $1 million.

            During the three months ended August 31, 2017, the Company entered into definitive agreements with accredited and other qualified investors relating to a private placement of (i) 665,539 shares of the Company’s Common Stock and (ii) three-year warrants to purchase up to an additional 665,539 shares of the Company’s Common Stock at a per share exercise price of $0.52 or $0.65. The purchased securities were issued pursuant to subscription agreements between the Company and the purchasers for aggregate proceeds to the Company of $376 thousand.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. MINE SAFETY DISCLOSURES

            Not Applicable.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: October 16, 2017

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)
Date: October 16, 2017