Form 10-Q
period 2019-03-31
Orgenesis Inc.
filed 2019-05-08
CIK 1460602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common Stock	ORGS	The Nasdaq Capital Market

As of May 8, 2019, there were 16,115,333 shares of registrant’s common stock outstanding.

ORGENESIS INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements (unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2019, December 31, 2018 and November 30, 2018	4

	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and February 28, 2018, and One Month Ended December 31, 2018	6

	Condensed Consolidated Statements of Changes in Equity as of March 31, 2019, December 31, 2018 and November 30, 2018	7

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and February 28, 2018 and One Month Ended December 31, 2018	9

	Notes to Condensed Consolidated Financial Statements	11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	40

ITEM 4.	Controls and Procedures	40

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	41

ITEM 1A.	Risk Factors	41

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3.	Defaults Upon Senior Securities	41

ITEM 4.	Mine Safety Disclosures	41

ITEM 5.	Other Information	41

ITEM 6.	Exhibits	41

SIGNATURES		43

PART I –FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands)
(Unaudited)

		As of
	March 31,	December 31,	November 30,
	2019	2018	2018
Assets

CURRENT ASSETS:
Cash and cash equivalents	$14,361	$14,612	$16,064
Restricted cash	401	387	392
Accounts receivable, net	5,975	3,226	4,151
Prepaid expenses and other receivables	986	1,132	913
GPP receivable, see note 5	-	6,600	6,600
Grants receivable	217	441	441
Inventory	1,992	1,660	1,736
Total current assets	23,932	28,058	30,297

NON-CURRENT ASSETS:
Deposits	569	143	85
Loans to related party, see note 5	2,033	1,012	1,007
Property and equipment, net	12,783	12,458	11,901
Intangible assets, net	15,823	16,642	16,700
Operating lease right-of-use assets	14,354	-	-
Goodwill	15,002	15,266	15,165
Other assets	274	297	292
Total non-current assets	60,838	45,818	45,150
TOTAL ASSETS	$84,770	$73,876	$75,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)
(U.S. Dollars in Thousands)
(Unaudited)

		As of
	March 31,	December 31,	November 30,
	2019	2018	2018
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$5,522	$4,583	$3,804
Accrued expenses and other payables	1,525	1,499	2,060
Employees and related payables	3,034	3,052	3,006
Related parties	92	-	-
Advance payments on account of grant	1,510	1,603	1,724
Short-term loans and current maturities of long- term loans	631	641	647
Contract liabilities	7,533	5,175	5,317
Current maturities of long-term finance leases	232	226	209
Current maturities of operating leases	1,291	-	-
Current maturities of convertible loans	382	382	378
Total current liabilities	21,752	17,161	17,145

LONG-TERM LIABILITIES:
Non-current operating leases	11,816	-	-
Loans payable	1,510	1,633	1,662
Convertible loans	1,242	1,214	1,038
Retirement benefits obligation	304	280	265
Deferred taxes	1,578	1,656	1,702
Long-term finance leases	641	661	638
Other long-term liabilities	293	297	195
Total long-term liabilities	17,384	5,741	5,500
TOTAL LIABILITIES	39,136	22,902	22,645

COMMITMENTS REDEEMABLE NON-CONTROLLING INTEREST EQUITY:	24,233	24,224	24,153
Common stock of $0.0001 par value, 145,833,334 shares authorized, 16,102,000, 15,540,333 and 14,951,783 shares issued and outstanding as of March 31, 2019, December 31, 2018 and November 30, 2018, respectively	2	2	1
Additional paid-in capital	94,049	90,597	88,082
Receipts on account of shares to be allotted	-	-	2,253
Accumulated other comprehensive income	185	669	425
Accumulated deficit	(73,474)	(65,163)	(62,411)
Equity attributable to Orgenesis Inc.	20,762	26,105	28,350
Non-controlling interest	639	645	299
Total equity	21,401	26,750	28,649
TOTAL LIABILITIES AND EQUITY	$84,770	$73,876	$75,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)
(Unaudited)

			Transition Period
	Three Months Ended		One-Month
			Ended
	March 31,	February 28,	December 31,
	2019	2018	2018

REVENUES	$7,301	$2,636	$1,852

COST OF REVENUES	4,344	1,644	1,221

GROSS PROFIT	2,957	992	631

RESEARCH AND DEVELOPMENT EXPENSES, net	5,150	766	1,431

AMORTIZATION OF INTANGIBLE ASSETS	517	436	179

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,600	3,344	1,984

OTHER INCOME, net	(37)	(316)	-

OPERATING LOSS	8,273	3,238	2,963

FINANCIAL EXPENSES, net	140	2,681	27

SHARE IN NET INCOME OF ASSOCIATED COMPANY	-	(46)	-

LOSS BEFORE INCOME TAXES	8,413	5,873	2,990

TAX (INCOME) EXPENSES	37	(396)	(83)

NET LOSS	8,450	5,477	2,907

NET INCOME (LOSS) ATTRIBUTABLE TO NON- CONTROLLING INTERESTS (INCLUDING REDEEMABLE)	(139)	134	(163)

NET LOSS ATTRIBUTABLE TO ORGENESIS INC.	8,311	5,611	2,744

LOSS PER SHARE:

Basic	$0.55	$0.52	$0.19

Diluted	$0.55	$0.52	$0.19

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Basic	15,571,568	10,775,877	15,423,040

Diluted	15,571,568	10,775,877	15,423,040

COMPREHENSIVE LOSS:

Net loss	$8,450	$5,477	$2,907

Other comprehensive (income) loss - translation adjustments	484	(707)	(244)

Comprehensive loss	8,934	4,770	2,663

Comprehensive (income) loss attributed to non-controlling interests (including redeemable)	(139)	134	(163)

COMPREHENSIVE LOSS ATTRIBUTED TO ORGENESIS INC.	$8,795	$4,904	$2,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(U.S. Dollars in thousands, except share amounts)
(Unaudited)

		Common Stock
				Receipts
				on Account			Equity
			Addi-	of	Accumulated		Attributed
			tional	Shares	Other		to	Non-
		Par	Paid-in	to be	Comprehensive	Accumulated	Orgenesis	Controlling
	Number	Value	Capital	Allotted	Income (Loss)	Deficit	Inc.	Interest	Total
Balance at December 1, 2018	14,951,783	$1	$88,082	$2,253	$425	$(62,411)	$28,350	$299	$28,649
ASC 606 implementation						(8)	(8)		(8)
Balance at December 1, 2018, adjusted	14,951,783	$1	$88,082	$2,253	$425	$(62,419)	$28,342	$299	$28,641
Changes during the one-month period ended December 31, 2018 (Transition Period):
Stock-based compensation to employees and directors			274				274	355	629
Stock-based compensation to service providers	38,069	*	105				105		105
Beneficial conversion feature of convertible loans and warrants issued			63				63		63
Issuance of shares and receipts on account of shares and warrants to be allotted	550,481	1	2,253	(2,253)			1		1
Adjustment to redemption value of redeemable non- controlling interest			(180)				(180)		(180)
Comprehensive loss for the period					244	(2,744)	(2,500)	(9)	(2,509)
Balance at December 31, 2018	15,540,333	$2	$90,597	$-	$669	$(65,163)	$26,105	$645	$26,750

Balance at December 1, 2017	9,872,659	$1	$55,334	$1,483	$1,425	$(44,120)	$14,123	$-	14,123
Changes during the three months ended February 28, 2018:

Stock-based compensation to employees and directors			386				386		386
Stock-based compensation to service providers			704				704		704
Beneficial conversion feature of convertible loans and warrants issued			324				324		324
Conversion of convertible loans			1,720	4,148			5,868		5,868
Issuance of shares and receipts on account of shares and warrants to be allotted	400,642	*	2,611	366			2,977		2,977
Comprehensive loss for the period					707	(5,611)	(4,904)	-	(4,904)
Balance at Feb 28, 2018	10,273,301	$1	$61,079	$5,997	$2,132	$(49,731)	$19,478	$-	$19,478

Balance at January 1, 2019	15,540,333	$2	$90,597	$-	$669	$(65,163)	$26,105	$645	$26,750
Changes during the three months ended March 31, 2019:
Stock-based compensation to employees and directors			739				739	20	759
Stock-based compensation to service providers	36,667	*	314				314		314

Stock based compensation to First Choice (see note 5)	525,000	*	2,641				2,641		2,641
Adjustment to redemption value of redeemable non- controlling interest			(242)				(242)		(242)
Comprehensive loss for the period					(484)	(8,311)	(8,795)	(26)	(8,821)
Balance at March 31, 2019	16,102,000	$2	$94,049	$-	$185	$(73,474)	$20,762	$639	$21,401

*represent an amount lower than $ 1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in Thousands)
(Unaudited)

			Transition Period
			One-Month
	Three Months Ended		Ended
	March 31,	February 28,	December 31,
	2019	2018	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,450)	$(5,477)	$(2,907)

Adjustments required to reconcile net loss to net cash used in operating activities:

Stock-based compensation	1,073	1,090	734

Stock based compensation to First Choice	2,641

Capital gain, net	(4)	-	-

Share in income of associated company	-	(46)	-

Depreciation and amortization expenses	938	637	265

Change in fair value of embedded derivatives	-	117	-

Net changes in operating leases	(1,247)	-	-

Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	5	2,447	12

Changes in operating assets and liabilities:	-	-	-

Decrease (increase) in accounts receivable	(2,870)	175	951

Decrease (increase) in inventory	(366)	(134)	89

Decrease in other assets	-	-	(3)

Increase (decrease) in related parties, net	88	(18)	-

Decrease (Increase) in prepaid expenses and other accounts receivable	134	(567)	(213)

Increase (decrease) in accounts payable	980	(263)	743

Increase (decrease) in accrued expenses and other payables	32	(27)	(421)

Increase (decrease) in employee and related payables	46	(668)	45

Increase (decrease) in contract liabilities	2,470	1,140	(181)

Increase (decrease) in advance payments and receivables on account of grant, net	68	(101)	(133)

Decrease in deferred taxes	(49)	(396)	(58)

Net cash used in operating activities	(4,511)	$(2,091)	$(1,077)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in loan to JV with a related party	(1,000)	-	-

Sale of property and equipment	81	-	-

Purchase of property and equipment	(1,038)	(553)	(535)

Investments in associate	-	(345)	-

Investment in short term deposits	(406)	-	(57)

Net cash used in investing activities	(2,363)	$(898)	$(592)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in redeemable non-controlling interests received from GPP	6,600	-	-

Proceeds from issuance of shares and warrants (net of transaction costs)	-	3,082	-

Proceeds from issuance of convertible loans (net of transaction costs)	-	720	250

Repayment of convertible loans and convertible bonds	-	(177)	-

Repayment of short and long-term debt	(92)	(85)	(53)

Grants received	89	-	-

Other financing activities	5	-	-

Net cash provided by financing activities	6,602	$3,540	$197

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(272)	$551	(1,472)

EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	35	155	15

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	14,999	3,519	16,456

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$14,762	$4,225	14,999

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

Conversion of loans and bonds (including accrued interest) to common stock and warrants	$-	$5,868	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a.        General

            Orgenesis Inc., a Nevada corporation (the “Company”), is a biotechnology company specializing in the development, manufacturing and provision of services in the cell and gene therapy industry. The Company operates through two independent business units: (i) a point-of-care (“POCare”) cell therapy (“POC or “PT”) unit and (ii) a Contract Development and Manufacturing Organization (“CDMO”) which provides contract manufacturing and development services for biopharmaceutical companies (the “CDMO Business”) conducted through its subsidiary, Masthercell Global Inc., a Delaware corporation (“Masthercell Global”). Through the POC business, the Company’s aim is to further the development of Advanced Therapy Medicinal Products (“ATMPs”) through collaborations and in-licensing with other pre-clinical and clinical-stage biopharmaceutical companies and research and healthcare institutes to bring such ATMPs to patients. The Company out-licenses these ATMPs through regional partners to whom the Company also provides regulatory, pre-clinical and training services to support their activity in order to reach patients in a point-of-care hospital setting. Through the CDMO platform, the Company is focused on providing contract manufacturing and development services for biopharmaceutical companies.

            Activities in the POC business include a multitude of cell therapies, including autoimmune, oncologic, neurologic and metabolic diseases and other indications. The Company plans to provide services for its joint venture (“JV”) partners, pharmaceutical and biotech companies as well as research institutions and hospitals that have cell therapies in clinical development. Each of these customers and collaborations represents a revenue and growth opportunity upon regulatory approval. Furthermore, the Company’s trans-differentiation technology demonstrates the capacity to induce a shift in the developmental fate of cells from the liver or other tissues and transdifferentiating them into “pancreatic beta cell-like” Autologous Insulin Producing (“AIP”) cells for patients with Type 1 Diabetes, acute pancreatitis and other insulin deficient diseases. This technology, which has yet to be proven in human clinical trials, has shown in pre-clinical animal models that the human derived AIP cells produce insulin in a glucose-sensitive manner. This trans-differentiation technology is licensed by Orgenesis Ltd. (the “Israeli Subsidiary”) and is based on the work of Prof. Sarah Ferber, the Company’s Chief Science Officer and a researcher at Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”) in Israel. The development plan calls for conducting additional pre-clinical safety and efficacy studies with respect to diabetes and other potential indications prior to initiating human clinical trials.

            The Company conducts POC business through three wholly-owned subsidiaries. The subsidiaries are as follows:

•

United States: Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America currently focused on technology licensing, therapeutic collaborations and preparation for U.S. clinical trials.

•	European Union: Orgenesis SPRL (the “Belgian Subsidiary”) is the center of activity in Europe currently focused on process development and preparation of European clinical trials.

•	Israel: Orgenesis Ltd. (the “Israeli Subsidiary”) is a research and technology center, as well as a provider of regulatory, clinical and pre-clinical services.

            The CDMO platform operates through Masthercell Global Inc. (“Masthercell Global”), which currently consists of the following subsidiaries: MaSTherCell S.A (“MaSTherCell”) in Belgium, Atvio Biotech Ltd. (“Atvio”) in Israel, CureCell Co., Ltd. (“CureCell”) in South Korea and Masthercell U.S. LLC in the United States (collectively, the “ Masthercell Global Subsidiaries”), having unique know-how and expertise for manufacturing in a multitude of cell types. Masthercell Global strives to provide services that are all compliant with GMP requirements, ensuring identity, purity, stability, potency and robustness of cell therapy products for clinical phase I, II, III and through commercialization.

            The Company operates its CDMO and POC business as two separate business segments.

            These condensed consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries, including the U.S. Subsidiary, the Belgian Subsidiary, the Israeli Subsidiary, and the Masthercell Global Subsidiaries.

            As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its subsidiaries (“Subsidiaries”). Unless otherwise specified, all amounts are expressed in United States Dollars.

b.        Change in Fiscal Year End

            On October 22, 2018, the Board of Directors of the Company approved a change in the Company’s fiscal year end from November 30 to December 31 of each year. This change to the calendar year reporting cycle became effective on January 1, 2019. As a result of the change, the Company is reporting a December 2018 fiscal month transition period, the results of which are separately reported in this Quarterly Report on Form 10-Q for the calendar quarter ended March 31, 2019, and will be separately reported in future Quarterly Reports as of June 30, 2019, September 30, 2019 and in the Company’s Annual Report on Form 10-K for the calendar year ending December 31, 2019.

            The Company has included its unaudited condensed consolidated financial statements for the Transition Period in this report on Form 10-Q. As permitted under SEC rules, prior-period financial statements have not been recast as management believes (i) the three months ended March 31, 2019 are comparable to the three months ended February 28, 2018; and (ii) recasting prior-period results is not practicable or cost justified.

c.        Liquidity

            As of March 31, 2019, the Company has accumulated losses of approximately $73 million. Although the Company is showing positive revenues and gross profit trends on the CDMO platform, the Company expects to incur further losses in the POC business.

            To date, the Company has been funding operations primarily from proceeds raised from private placements of the Company’s equity securities and convertible debt, and from operating cash flows generated from POC business and CDMO platform. From December 1, 2018 through March 31, 2019, the Company received proceeds of approximately $9.6 million in revenues and accounts receivable from customers, $6.6 million from GPP, and $250 thousand from convertible loans. In addition, from April 1, 2019 through May 7, 2019, the Company raised approximately $500 thousand from a convertible loan agreement with a non-U.S. investor, and proceeds of approximately $4.6 million in accounts receivable from customers of Masthercell Global subsidiaries. In May 2019, the Company entered into a convertible loan agreement with an investor for an aggregate amount of $5 million (see Note 10).

            Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and expected level of expenditures for at least 12 months from the date of the issuance of the financial statements, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, or decreases in revenues from customers, the Company will need to seek additional financing.

Basis of Presentation

     These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019, and December 31, 2018, and the consolidated statements of comprehensive loss for the three months ended March 31, 2019 and one month transition period ended December 31, 2018, and the changes in equity and cash flows for the three-month period ended March 31, 2019 and one-month transition period ended December 31, 2018. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

            The accounting policies adopted are generally consistent with those of the previous financial year.

Recently Issued Accounting Pronouncements- adopted by the Company

ASC 606 - Revenue from Contracts with Customers

            On December 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and the related amendments (“New Revenue Standard”) to all contracts, using the modified retrospective method. The cumulative effect of initially applying the new revenue standard was immaterial.

Revenue Recognition Prior to the Adoption of the New Revenue Standard

            Refer to Note 2 to the consolidated financial statements and critical accounting policies included in our Annual Report on Form 10-K for the year ended November 30, 2018, for a summary of our significant accounting policies.

Revenue Recognition Following the Adoption of the New Revenue Standard

            The Company’s agreements are primarily service contracts that range in duration from a few months to one year. The Company recognizes revenue when control of these services is transferred to the customer for an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.

            A contract with a customer exists only when:

•	the parties to the contract have approved it and are committed to perform their respective obligations;
•	the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”);
•	the Company can determine the transaction price for the goods or services to be transferred; and
•	the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

            For the majority of its contracts, the Company receives non-refundable upfront payments. The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the customer and the time the customer pays for these goods or services to be generally one year or less. The Company’s credit terms to customers are in average between thirty and ninety days.

            The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

            The following table disaggregates the Company’s revenues by major revenue streams.

		Transition Period,
	Three Months Ended	One-Month Ended
	March 31, 2019	December 31, 2018
Revenue stream:

Cell process development services	$5,175	$1,488
Tech transfer services	1,830	364
Cell manufacturing services	296	-
Total	$7,301	$1,852

Nature of Revenue Streams

            The Company operates through two platforms: (i) a point-of-care (“POCare”) cell therapy platform (“POC”) and (ii) a Contract Development and Manufacturing Organization (“CDMO”) platform. Through its CDMO platform, the Company is focused on providing contract manufacturing and development services for biopharmaceutical companies. The Company’s other platform, POC, does not yet produce significant revenue.

            The Company has three main revenue streams from its CDMO platform: cell process development services, tech transfer services, and upon success, cell manufacturing services.

Cell Process Development Services

            Revenue recognized under contracts for cell process development services may in some contracts represent multiple performance obligations (where promises to the customers are distinct) in circumstances in which the work packages and milestones are not interrelated or the customer is able to complete the services performed independently or by using competitors of the Company. In other contracts when the above circumstances are not met, the promises are not considered distinct and the contract represents one performance obligation. All performance obligations are satisfied over time, as there is no alternative use to the services it performs, since, in nature, those services are unique to the customer, which retain the ownership of the IP created through the process. Additionally, due to the non-refundable upfront payment the customer pays, together with the payment term and cancellation fine, it has a right to payment (which include a reasonable margin), at all times, for work completed to date, which is enforceable by law.

            For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices. For these contracts, the standalone selling prices are based on the Company’s normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location.

            The Company measures the revenue to be recognized over time on a contract by contract basis, determining the use of either a cost-based input method or output method, depending on whichever best depicts the transfer of control over the life of the performance obligation.

Tech Transfer Services

            Revenue recognized under contracts for tech transfer services are considered a single performance obligation, as all work packages (including data collection, GMP documentation, validation runs) and milestones are interrelated. Additionally, the customer is unable to complete services of work performed independently or by using competitors of the Company. Revenue is recognized over time using a cost-based based input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract.

Cell Manufacturing Services

            Revenues from cell manufacturing services represent a single performance obligation which is recognized over time. The progress towards completion will continue to be measured on an output measure based on direct measurement of the value transferred to the customer (units produced).

Significant Judgement and Estimate

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

Practical Expedients

            As part of ASC 606, the Company has adopted several practical expedients including:

•

The Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

Reimbursed Expenses

              The Company includes reimbursed expenses in revenues and costs of revenue as the Company is primarily responsible for fulfilling the promise to provide the specified service, including the integration of the related services into a combined output to the customer, which are inseparable from the integrated service. These costs include such items as consumable, reagents, transportation and travel expenses, over which the Company has discretion in establishing prices.

Change Orders

            Changes in the scope of work are common and can result in a change in transaction price, equipment used and payment terms. Change orders are evaluated on a contract-by-contract basis to determine if they should be accounted for as a new contract or as part of the existing contract. Generally, services from change orders are not distinct from the original performance obligation. As a result, the effect that the contract modification has on the contract revenue, and measure of progress, is recognized as an adjustment to revenue when they occur.

Costs of Revenue

            Costs of revenue include (i) compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for the Company’s information offerings; (ii) costs of staff directly involved with delivering CDMO services offerings and engagements (iii) consumables used for the services (iv) other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses.

Contract Assets and Liabilities

            Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers. Contract liabilities are mainly comprised of contract liabilities.

            The activity for trade receivables is comprised of:

	Three Months	Transition Period,
	Ended March 31,	One-month Ended
	2019	December 31, 2018
Balance as of beginning of period	$3,226	$4,151
Additions	6,195	1,612
Collections	(3,346)	(2,561)
Exchange rate differences	(100)	24
Balance as of end of period	$5,975	$3,226

            The activity for contract liabilities is comprised of:

	Three Months	Transition Period,
	Ended March 31,	One-month ended
	2019	December 31, 2018
Balance as of beginning of period	$5,175	$5,317
Adoption of ASC 606:	-	(8)
Additions	3,655	28
Realizations	(1,193)	(251)
Exchange rate differences	(104)	89
Balance as of end of period	$7,533	$5,175

ASU 2018-07 Stock based Compensation

            In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance simplifies the accounting for non-employee share-based payment transactions. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, “Revenue from Contracts with Customers”. This standard, adopted as of January 1, 2019, had no material impact on the Company’s consolidated financial statements for the three months ended March 31, 2019.

ASC 842 - Leases

            In February 2016, the FASB issued ASU 2016-02, “Leases”, on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASC 842 supersedes the previous leases standard, ASC 840, "Leases". The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

            In July 2018, the FASB issued amendments in ASU 2018-11, which provide another transition method in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and to not apply the new guidance in the comparative periods they present in the financial statements. The guidance is effective for the interim and annual periods beginning on or after December 15, 2018. The Company has elected to apply the standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

            The Company adopted the new leases standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Consolidated Financial Statements for the three months ended March 31, 2019 are presented under the new standard, while comparative period and transition period presented are not adjusted and continue to be reported in accordance with the historical accounting policy. For more information, see note 8.

NOTE 3 - SEGMENT INFORMATION

            The Chief Executive Officer ("CEO") is the Company’s chief operating decision-maker ("CODM"). Management has determined that there are two operating segments, based on the Company's organizational structure, its business activities and information reviewed by the CODM for the purposes of allocating resources and assessing performance.

POC Business

            Through the POC business, the Company is focused on the development of proprietary cell and gene therapies, including the autologous trans-differentiation technology, and therapeutic collaborations and licensing with other pre-clinical and clinical-stage biopharmaceutical companies and research and healthcare institutes.

CDMO

            The CDMO platform is comprised of a specialization in cell manufacturing and development and includes two types of services to its customers: (i) manufacturing and development services and (ii) cGMP contract manufacturing services. The CDMO platform operates through Masthercell Global, which currently consists of MaSTherCell in Belgium, Atvio in Israel, CureCell in South Korea, and Masthercell U.S. LLC in the United States, each having unique know-how and expertise for manufacturing in a multitude of cell types.

            The Company does not review assets by segment, therefore the measure of assets has not been disclosed for each segment.

            Segment data for the three months ended March 31, 2019 is as follows:

		POC	Corporate and
	CDMO	Business	Eliminations	Consolidated
			(in thousands)
Revenues from external customers	$8,573	$-	$(1,272)	$7,301
Cost of revenues	(4,709)	-	698	(4,011)
Segment gross profit (loss)	3,864	-	(574)	3,290
Research and development
expenses, net	(293)	(2,378)	455	(2,216)
Operating expenses	(3,036)	(1,815)	119	(4,732)
Other income	37	-		37
Segment operating profit (loss)	$572	$(4,193)		$(3,621)

Adjustments to presentation of segment Adjusted EBIT:
Depreciation and amortization	(933)	(5)		(938)
Segment performance	$(361)	(4,198)		$(4,559)

            Reconciliation of segment performance to loss for the three months ended March 31, 2019:

Three-Months
Ended
March 31,
2019
(in Thousands)
Segment performance	$(4,559)
Stock-based compensation	(1,073)
Stock based compensation to First Choice	(2,641)
Financial expenses, net	(140)
Loss before income tax	$(8,413)

            Segment data for the three months ended February 28, 2018 is as follows:

		POC	Corporate and
	CDMO	Business	Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$3,181	$-	$(545)	$2,636
Cost of revenues	(1,725)	-	240	(1,485)
Segment gross profit (loss)	1,456	-	(305)	1,151
Research and development
expenses, net	-	(887)	305	(582)
Operating expenses	(1,080)	(1,356)		(2,436)
Other income	316	-		316
Segment operating profit (loss)	$692	$(2,243)		$(1,551)

Adjustments to presentation of segment Adjusted EBIT:
Depreciation and amortization	(595)	(2)		(597)
Segment performance	$97	(2,245)		$(2,148)

            Reconciliation of segment performance to loss for the three months ended February 28, 2018:

Three-Months
Ended
February 28,
2018
(in Thousands)
Segment performance	$(2,148)
Stock-based compensation	(1,090)
Financial expenses, net	(2,681)
Share in losses of associated company	46
Loss before income tax	$(5,873)

            Segment data for the one-month transition period ended December 31, 2018 is as follows:

		POC	Corporate and
	CDMO	Business	Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$2,377	$-	$(525)	$1,852
Cost of revenues	(1,314)	-	167	(1,147)
Segment gross profit (loss)	1,063	-	(358)	705
Research and development expenses, net	(78)	(1,573)	301	(1,350)
Operating expenses	(776)	(600)	57	(1,319)
Other income	-	-		-
Segment operating profit (loss)	$209	$(2,173)	-	$(1,964)

Adjustments to presentation of segment Adjusted EBIT:
Depreciation and amortization	(264)	(1)		(265)
Segment performance	$(55)	(2,174)		$(2,229)

Reconciliation of segment performance to loss for the transition period, one-month ended December 31, 2018:

Transition Period, one-
month ended December
31, 2018
(in Thousands)
Segment performance	$(2,229)
Stock-based compensation	(734)
Financial expenses, net	(27)
Loss before income tax	$(2,990)

Geographic, Product and Customer Information

            Most of the Company's revenues and long-lived assets are located in Belgium through its subsidiary, MaSTherCell. Net revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Three Months Ended		Transition Period One-month Ended
	March 31, 2019	February 28, 2018	December 31, 2018
	(in thousands)

Customer A	$-	$894	$-

Customer B	$2,215	$957	$593

Customer C	$1,554	$971	$267

Customer D	$765	$-	$266

Customer E	$1,308	$-	$266

NOTE 4– CONVERTIBLE LOANS

            As described in Note 8a (i) to the financial statements as of November 30, 2018, from December 1, 2018 to March 31, 2019, the Company entered into a convertible loan agreement with an offshore investor for an aggregate amount of $250 thousand. The loan bears an annual interest rate of 2% and matures in three years unless converted earlier. The investor, at its option, may convert the outstanding principal amount and accrued interest under this note into a total of 35,714 shares and 35,714 three-year warrants to purchase up to an additional 35,714 shares of the Company’s common stock at a per share exercise price of $7. During the first two years, the investor also has the right to convert the outstanding principal amount and accrued interest of the convertible notes instead into shares of capital stock of either Hemogenyx-Cell or Immugenyx, LLC according under the relevant note agreement, subsidiaries of Hemogenyx Pharmaceuticals Plc, at a price per share based on a pre-money valuation of Hemogenyx-Cell or Immugenyx, LLC of $12 million and $8 million, respectively, pursuant to the collaboration agreement with Hemogenyx Pharmaceuticals Plc and Immugenyx, LLC. As of March 31, 2019, the loans are presented in the long-term convertible notes on the consolidated balance sheet. See also Note 5.

NOTE 5 – COLLABORATIONS, LICENSE AGREEMENTS AND COMMITMENTS

Consolidation of CDMO Entities and Strategic Funding

            As described in Note 10 to the financial statements as of November 30, 2018, in June 2018, the Company, Masthercell Global, and Great Point Partners, LLC, and certain of Great Point's affiliates, entered into a series of definitive strategic agreements intended to finance, strengthen and expand Orgenesis' CDMO business. An initial cash payment of $11.8 million of the consideration was remitted at closing by GPP-II, ($1.5 Million of the initial capital contributed to Masthercell Global was used to reimburse the investors for their fees and expenses incurred in conjunction with this transaction (net payment of $10.3 million)), with a follow up payment of $6.6 million to be made in each of years 2018 and 2019 or an aggregate of $13.2 million if certain conditions are met. Masthercell Global achieved the specified targets in 2018 and as such, Masthercell Global received the first payment of $6.6 million on January 16, 2019.

As described in Note 10 to the financial statements as of November 30, 2018, in June 2018, the Company, Masthercell Global, and Great Point Partners, LLC, and certain of Great Point’s affiliates, entered into a series of definitive strategic agreements intended to finance, strengthen and expand Orgenesis’ CDMO business. An initial cash payment of $11.8 million of the consideration was remitted at closing by GPP-II, with a follow up payment of $6,600,000 to be made in each of years 2018 and 2019 or an aggregate of $13.2 million if certain conditions are met. Masthercell Global achieved the specified targets in 2018 and as such, Masthercell Global received the first payment of $6,600,000 on January 16, 2019.

HekaBio K.K

            As described in Note 10 to the financial statements as of November 30, 2018, on July 10, 2018, the Company and HekaBio K.K. (“HB”), a corporation organized under the laws of Japan entered into a Joint Venture Agreement (the “HB JVA”) pursuant to which the parties will collaborate in the clinical development and commercialization of regeneration and cell and gene therapeutic products (hereinafter the “Products”) in Japan (the “Project”).

            On February 14, 2019, the Company entered into a Master Services Agreement with HekaBio whereby the Company, subject to mutually agreed timing and definition of the scope of services, will provide POC services and co-development services to HekaBio.

            Apart from the above, there was no activity in the HB JVA during the transition period of one month ended December 31, 2018 and three months ended March 31, 2019.

Image Securities Ltd.

            As described in Note 10 to the financial statements as of November 30, 2018, on July 11, 2018, the Company and Image Securities Ltd., a corporation with its registered office in Grand Cayman, Grand Cayman Islands (“India Partner”) entered into a Joint Venture Agreement (the “India JVA”) pursuant to which the parties will collaborate in the development and/or marketing, clinical development and commercialization of cell therapy products in India (the “Cell Therapy Products”). The India Partner will collaborate with a network of healthcare facilities and a healthcare infrastructure as well as financial partners to advance the development and commercialization of the Cell Therapy Products. During February 2019 the Company transferred a further $1M to India JVA. As of March 31, 2019, the Company had advanced $2 million in total to the JV, reflected in the Balance Sheet as loan to related party under non-current assets (held under escrow).

            As part of the agreement, the Indian joint venture will procure consulting services from the Company. On February 14, 2019, the Company entered into a Master Services Agreement for the provision of certain consulting services. The Company, subject to mutually agreed timing and definition of the scope of services, will provide regulatory services, pre-clinical studies, Intellectual property services, POC services and co-development services to the joint venture. The first payment of $1 million for these consulting services was received during February 2019 and has been recognized as income received in advance on the balance sheet.

            Apart from the above, there was no activity in the Indian JVA during the transition period of one month ended December 31, 2018 and the three months ended March 31, 2019.

Hemogenyx Pharmaceuticals PLC.

            As described in Note 10 to the financial statements as of November 30, 2018, on October 18, 2018, the Company and Hemogenyx Pharmaceuticals PLC., a corporation with its registered office in the United Kingdom and Hemogenyx-Cell (“H-Cell"), a corporation with its registered office in Belgium (together “Hemo”) which are engaged in the development of cell replacement bone marrow therapy technology entered into a Collaboration Agreement (the “Hemo agreement”) pursuant to which the parties will collaborate in the funding of the continued development of, and commercialization of the Hemo technology via the Hemo group companies. Pursuant to the Hemo agreement the Company and Hemogenyx LLC (“Hemo-LLC”) (a wholly owned USA subsidiary of Hemo) entered into a loan agreement. During the transition period of one month ended December 31, 2018, the Company advanced an additional $0.25 million under the loan agreement which was charged to expenses under ASC 730-10-50 and 20-50 and presented as research and development costs.

Immugenyx LLC

            As described in Note 10 to the financial statements as of November 30, 2018, on October 16, 2018, the Company and Immugenyx LLC, (“Immu”), which is engaged in the development of technology related to the production and use of humanized mice, entered into a Collaboration Agreement (the “Immu agreement”) pursuant to which the parties will collaborate in the funding of the continued development of, and commercialization of the Immu technology. Pursuant to the Immu agreement the Company and Immu entered into a loan agreement. During the transition period of one month ended December 31, 2018, the Company advanced an additional $0.25 million under the loan agreement which was charged to expenses under ASC 730-10-50 and ASC 20-50 and presented as research and development costs..

Theracell Advanced Biotechnology

            On February 14, 2019, the Company and Theracell Advanced Biotechnology (“Theracell”), a corporation organized under the laws of Greece entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties will collaborate in the clinical development and commercialization of the Company’s products (hereinafter the “Company Products”) in Greece, Turkey, Cyprus and Balkan countries (the “Territory”) and the clinical development and commercialization of Theracell’s products (hereinafter the “Theracell Products”) worldwide (the “Project”). The parties intend to pursue the Project through a joint venture (“JV”). Until the JV is set up, all activities will be carried out by Theracell. The Company by itself, or together with a designee, will hold a 50% participating interest in the JV, with the remaining 50% participating interest being held by Theracell or its affiliate following the contribution of each party to the JV. The JV will have a steering committee that will act as the Board of the JV and shall be composed of two members appointed by each party and one industry expert.

            Under the JVA, each party shall invest up to $10 million in funding, of which $5 million shall be provided in the form of in-kind contributions. Each party shall also have the right to invest an additional $10 million as a convertible loan, if such financing is determined to be necessary by the steering committee of the JV (“Additional Investment Round”). The terms of such investment, if any, will be on terms mutually agreeable to the parties, provided that the minimum pre-money valuation for any such investment shall not be less than $20 million and if one party invests pursuant to this option and the other does not invest at that time, the other party has a right to make the necessary investment to retain their pro rata share for a period of 2 years.

            Under the JVA, the Company can require Theracell to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on an agreed upon formula for determining JV Company valuation which in no event shall be less than the higher of (i) $20 million, (ii) two times the revenues of the JV, (iii) four times the EBITDA of the JV or (iv) the valuation of the JV in its last Additional Investment Round. In addition, if the parties decide to sell the JV, they will agree on the terms to be offered.

            In addition, under the JVA, the Company shall, subject to fulfilment of Theracell’s terms to the JV, grant the JV Company an exclusive license to certain intellectual property of the Company as may be required for the JV Company to develop and commercialize the Products in the Territory. In consideration of such license, the JV Company shall pay the Company, in addition to other payments, royalties at the rate of 15% of the JV Company’s net sales of Company Products in the Territory.

            In addition, under the JVA, Theracell shall, subject to fulfilment of the Company’s terms to the JV, grant the JV Company an exclusive license to certain intellectual property of Theracell as may be required for the JV Company to develop and commercialize the Products globally. In consideration of such license, the JV Company shall pay Theracell, in addition to other payments, royalties at the rate of 15% of the JV Company’s worldwide net sales of Theracell Products.

            Any new inventions discovered during the Project shall belong to the JV and will be licensed to the Company on a non-exclusive, worldwide (other than the Territory), royalty free basis.

            On February 14, 2019, the Company entered into a Master Services Agreement with Theracell whereby the Company, subject to mutually agreed timing and definition of the scope of services, provide regulatory services, pre-clinical studies, intellectual property services, GMP process translation services and co-development services to Theracell during 2019.

            Apart from the above, there was no activity in the Theracell JVA.

First Choice International Company, Inc.

            On March 12, 2019, the Company and First Choice International Company, Inc., (“First Choice”), a corporation organized under the laws of Delaware entered into a Joint Venture Agreement (the “JVA”) pursuant to which the parties will collaborate in the clinical development and commercialization of the Company’s products (hereinafter the “Company Products”) in Panama and certain Latin American Countries (the “Territory”) and the clinical development and commercialization of First Choice’s products (hereinafter the “First Choice Products”) worldwide (other than in the Territory) (the “Project”). The parties intend to pursue the Project through a joint venture (“JV”). Until the JV is set up, all activities will be carried out by First Choice. The Company by itself, or together with a designee, will hold a 50% participating interest in the JV, with the remaining 50% participating interest being held by First Choice or its affiliate or other party following the contribution of each party to the JV. The JV will have a steering committee that will act as the Board of the JV and shall be composed of two members appointed by each party and one industry expert.

            Under the JVA, each party shall invest up to $5 million in funding, of which some of this investment may be provided in the form of in-kind contributions within three years. Each party shall also have the right to invest additional funds in the JV (which such investment(s) may also be in the form of a convertible loan), if such financing is determined to be necessary by the steering committee of the JV or to maintain such Party’s pro-rata share of the Company (“Additional Investment Round”).

            In order to compensate First Choice for the work that has already been completed, the Company paid First Choice $50,000 and will thereafter pay an additional $50,000. In addition, it has issued to First Choice 375,000 shares of Common Stock and will issue another 150,000 shares in September 2019. These payments and value of Common Stock issued in the amount of $2.6 Million were charged to Research and Development expenses in the quarter ended March 31, 2019 under ASC 730-10-50 and ASC 20-50.

            Each of the Company and First Choice shall provide strategic guidance and the Company shall provide hospital (management) services to the JV, among other services as shall be set forth in a Master Services Agreement to be negotiated in good faith and entered into by the Parties.

            Under the JVA, the Company can require First Choice to sell to the Company its participating (including equity) interest in the JV in consideration for the issuance of the Company’s common stock based on an agreed upon formula for determining JV Company valuation shall divided by the weighted average price of Orgenesis’ common stock during the three (3) trading day preceding the closing of such sale. The JV valuation will be the higher of (i) two times the revenues of the JV, (ii) four times the EBITDA of the JV or (iv) the valuation of the JV in its last Additional Investment Round. In addition, if the parties decide to sell the JV, they will agree on the terms to be offered.

            In addition, under the JVA, the Company shall, subject to fulfilment of First Choice’s obligations to the JV, grant the JV an exclusive license to certain intellectual property of the Company as may be required for the JV to develop and commercialize the Products in the Territory, subject to minimum sales obligations. In consideration of such license, the JV shall pay the Company, in addition to other payments, royalties at the rate of 15% of the JV net sales of Company Products in the Territory.

            In addition, under the JVA, First Choice shall, subject to fulfilment of the Company’s obligations to the JV, grant the JV an exclusive license to certain intellectual property of First Choice as may be required for the JV to develop and commercialize the Products globally. In consideration of such license, the JV shall pay First Choice, in addition to other payments, royalties at the rate of 15% of the JV’s worldwide net sales of First Choice Products. Additionally, and for separate consideration, First Choice shall be granted a limited, non-exclusive license to certain rights relating to the Human Papilloma Virus.

            Any new inventions discovered during the Project shall belong to the JV and will be licensed to the Company on a non-exclusive, worldwide (other than the Territory), royalty free basis.

            At the request of Orgenesis, the Parties shall discuss between them in good faith the terms upon which Orgenesis may convert its Participating Interests in the JV into streaming royalties based on JV’s revenues.

            Apart from the above, there was no activity in the First Choice JVA.

Cure Therapeutics Collaboration Agreement

           As described in Note 10 to the financial statements as of November 30, 2018, during 2018, the Company and Cure Therapeutics entered into a collaboration agreement for the development of therapies based on liver and NK cells. $331 thousand was charged during the one month ended December 31, 2018 and $166 thousand was charged during the three months ended March 31, 2019. As of March 31, 2019, the Development Project has not been completed. As part of the agreement, Cure Therapeutics has subcontracted development and contract manufacturing activities to CureCell. $82 thousand was recognized during the one month ended December 31, 2018 and $208 thousand was recognized during the three months ended March 31, 2019.

Grants

            In December 2018, the Belgian subsidiary received the approval of a new grant from the Walloon Region for financial support of a maximum of Euro 317 thousand ($350 thousand in USD) in a program for the development of gene-therapy research for diabetes 1 treatment. The program is planned to start in 2019 for a 2-year period until 2021. In the first quarter of 2019 the Belgian subsidiary received an advance payment of grant in the amount of Euro 80 thousand ($90 thousand in USD).

            In February 2019, the Israeli subsidiary and a Canadian partner received the approval of a new grant from the Canada-Israel Industrial Research and Development Foundation for financial support in a program for pre-clinical development of insulin producing cells using advanced gene delivery platforms. In terms of the grant, the Israeli subsidiary can receive support of up to 100 Thousand Canadian Dollars ($75 Thousand in USD). The program is planned to start in 2019 for a 2-year period until 2021.

See Note 8 regarding Lease commitments.

NOTE 6 – STOCK BASED COMPENSATION

a.        Options Granted to employees

            The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2019 to March 31, 2019:

	No. of			Fair Value at
	Options	Exercise		Grant	Expiration
	Granted	Price	Vesting Period	(in thousands)	Period
Employees	55,500	$5.07	Quarterly over a period of 2 years commencing in July 2019	$207	10 years

            The fair valuation of these option grants is based on the following assumptions:

During the Period from
January 1, 2019 to
March 31, 2019
Value of one common share	$5.07
Dividend yield	0%
Expected stock price volatility	91.25%
Risk free interest rate	2.47%
Expected term (years)	5.56

b.        Options Granted to non-employees

            The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2019 to March 31, 2019:

	No. of			Fair Value at
	Options	Exercise		Grant	Expiration
	Granted	Price	Vesting Period	(in thousands)	Period
Non-employees	5,000	$5.07	20% immediately and the rest over a period of 4 year on an annual basis	$22	10 years

            The fair valuation of these option grants is based on the following assumptions:

During the Period from
January 1, 2019 to
March 31, 2019
Value of one common share	$5.07
Dividend yield	0%
Expected stock price volatility	91.77%
Risk free interest rate	2.62%
Expected term (years)	10

c.        Shares and Warrants for the purchase of shares in the Company granted to non-employees

            During December 2018, the Company granted to consultants 2,858 warrants, each exercisable at $7.00 per share for three years. The fair value of those warrants as of the date of grant using the Black-Scholes valuation model was $8 thousand.

            In December 2018, the Company entered into an investor relation services, marketing and related services agreement. Under the terms of the agreement, the Company agreed to grant the consultant 10,000 shares of restricted common stock, of which the first 2,500 shares vested on the signing date, and 7,500 shares are to vest monthly over 3 months commencing January 2019. As of March 31, 2019, 10,000 shares were fully vested. The fair value of the shares was $51 thousand using the fair value of the shares on the vesting dates, out of which $14 thousand was recognized during the one month ended December 31, 2018 and $37 thousand was recognized during the three months ended March 31, 2019.

            In December 2018, the Company entered into another investor relations services, marketing and related services agreement. Under the terms of the agreement, the Company agreed to grant the consultant 40,000 shares of restricted common stock, of which the first 6,667 shares vested on the signing date, and 33,333 shares are to vest monthly over 5 months commencing January 2019. As of March 31, 2019, 26,667 shares are vested. The fair value of the shares was $137 thousand using the fair value of the shares at the vesting date, out of which $37 thousand was recognized during the one month ended December 31, 2018 and $100 thousand was recognized during the three months ended March 31, 2019.

d.        Options Granted to employees of Masthercell Global for the purchase of shares in Masthercell Global

            The rows below summarize the terms of options granted to employees of Masthercell Global INC during the period from December 1, 2018 to December 31, 2018 and January 1, 2019 to March 31, 2019, respectively:

	No. of			Fair Value at
	Options	Exercise		Grant	Expiration
	Granted	Price	Vesting Period	(in thousands)	Period
Employee	80,776	$13.52	Over 5 years. Approximately 20% of the options are performance based.	$651	10 years
Employee	16,667	$13.52	Over 5 years. Approximately 56% of the options are performance based.	$134	10 years

            The fair valuation of these option grants is based on the following assumptions:

December 1, 2018 to
March 31, 2019
Value of one common share	$12.28
Dividend yield	0%
Expected stock price volatility	69%
Risk free interest rate	2.78%
Expected term (years)	7

NOTE 7 – LOSS PER SHARE

            The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

			Transition
			Period One
	Three Months Ended		Month Ended
	March 31,	February 28,	December 31,
	2019	2018	2018
	(in thousands, except per share data)
Basic:

Net loss attributable to Orgenesis Inc.	$8,311	$5,611	$2,744
Adjustment of redeemable non-controlling interest to redemption amount	242	-	180
Net loss attributable to Orgenesis Inc. for loss per share	8,553	5,611	2,924
Weighted average number of common shares outstanding	15,571,568	10,775,877	15,423,040

Loss per common share	$0.55	$0.52	$0.19
Diluted:
Net loss attributable to Orgenesis Inc. for loss per share	8,553	5,611	2,924
Weighted average number of shares used in the computation of basic and diluted loss per share	15,571,568	10,775,877	15,423,040

Loss per common share	$0.55	$0.55	$0.19

            For the one month ended December 31, 2018 and the three months ended March 31, 2019, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 4,981,019 shares underlying outstanding options and warrants and 1,176,286 shares upon conversion of convertible loans for the three months ended February 28, 2018, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 8 – LEASES

            As of January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019. The total impact of the adoption of this standard at January 1, 2019 is an increase of assets and liabilities in the amount of $3,226 thousand. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

            The Company leases research and development facilities, equipment, offices and cars under finance and operating leases. For leases with terms greater than 12 months, the Company record the related asset and obligation at the present value of lease payments over the term. Many of the leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate.

            The Company leases do not provide a readily determinable implicit rate. Therefore, the Company estimated the incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Research and Development facilities

            The Company leases space for its CDMO facilities and research and development facilities in Belgium, Israel, South Korea and the United States of America under five lease agreements of operating leases. The leasing contracts are for a period of 3-16 years.

Equipment

            The Company leases laboratory equipment in Belgium under several agreements of finance leases. The equipment is the basic material for our new production center (as Incubator, laminar flow and bio-reactor). Each leasing contract is concluded for a period of 5 years.

Offices

            The Company leases space for offices in Belgium, Korea, Israel and the United States of America under operating leases. The leasing contract are for a period of 1.5 -16 years. These contracts are considered as operational leasing and under operating lease right-of-use assets.

Cars

            The Company leases cars. Each leasing contract is concluded for a period of 4 years. These contracts are considered as operational leasing and operating lease right-of-use assets.

Lease Position

            The table below presents the lease-related assets and liabilities recorded on the balance sheet.

March 31,
2019
Assets
Operating Leases
Operating lease right-of-use assets	$14,354

Finance Leases
Property and equipment, gross	$1,056
Accumulated depreciation	(88)
Property and equipment, net	968

Liabilities
Current liabilities
Current maturities of operating leases	1,291
Current maturities of long-term finance leases	232
Long-term liabilities
Non-current operating leases	11,816
Long-term finance leases	641

Weighted Average Remaining Lease Term
Operating leases	12 years
Finance leases	3.5 years

Weighted Average Discount Rate
Operating leases	7%
Finance leases	4.71%

Lease Costs

            The table below present certain information related to lease costs and finance and operating leases during the three months ended March 31, 2019.

Three-Months
Ended
March 31,
2019

Operating lease cost:	$324
Finance lease cost:
Amortization of leased assets	57
Interest on lease liabilities	14
Total finance lease cost	$71

            The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019:

Three Months
Ended
March 31,
2019
(in Thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases	$1,595
Operating cash flows from finance leases	76

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,332
Finance leases	-

Undiscounted Cash Flows

            The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating	Finance
	Leases	Leases
Year ended December 31,
Remaining months 2019	$1,203	$295
2020	1,995	393
2021	1,418	209
2022	1,506	174
2023	1,551	108
Thereafter	14,661	-
Total minimum lease payments	22,334	1,179
Less: amount of lease payments representing interest
	(9,227)	(306)
Present value of future minimum lease payments
	13,107	873
Less: Current leases obligations	(1,291)	(232)
Long-term leases obligations	$11,816	$641

Future minimum lease payments as of November 30, 2018

            Future minimum lease commitments under non-cancelable operating lease agreements are as follows:

2019	$783
2020	626
2021 and thereafter	3,504
Total	$4,913

Future minimum lease payments as of December 31, 2018

            No material change in the month ended December 31, 2018

Lease facilities in the USA

            During January 2019, Masthercell U.S., LLC executed a lease agreement for production facilities in the United States. Under the terms of the agreement, Masthercell U.S., LLC leased approximately 32,011 square feet for 180 months. Masthercell U.S., LLC advanced $1.6 million on account of a security deposit, tenant improvement allowance and prepaid base rent.

NOTE 9 – TRANSITION PERIOD

Comparable Financial Information

            In conjunction with the Company's change in fiscal year end, the Company had a Transition Period of one month that began on December 1, 2018 and ended on December 31, 2018. The most comparable prior-year period, is the one month ended December 31, 2017.

            The following table presents certain financial information during the periods presented:

	Transition Period	Comparable Period
	December 1 to	December 1 to
	December 31,	December 31,
	2018	2017
Total revenue	1,852	802
Operating loss	(2,963)	(1,349)
Income tax benefit	(83)	(132)
Net loss	(2,907)	(2,056)

Net loss per weighted-average share, basic	(0.19)	(0.20)
Net loss per weighted-average share, diluted	(0.19)	(0.20)

Weighted-average shares, basic	15,423,040	10,367,472
Weighted-average shares, diluted	15,423,040	10,367,472

NOTE 10 - SUBSEQUENT EVENTS

1.            In April 2019, the Company entered into a convertible loan agreement with an offshore investor for an aggregate amount of $500 thousand into the U.S. subsidiary. The investor, at its option, may convert the outstanding principal amount and accrued interest under this note into shares and three-year warrants to purchase shares of the Company’s common stock at a per share exercise price of $7; or into shares of the U.S. subsidiary at a valuation of the U.S. subsidiary of $50 million.

2.            In May 2019, the Company entered into a 6% convertible loan agreement with an investor for an aggregate amount of $5 million. The lender shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into units of (1) shares of common stock of the Company at a conversion price per share equal to $7.00 and (2) warrants to purchase an equal number of additional shares of the Company’s common stock at a price of $7.00 per share.

3.             On May 6, 2019 (Effective date), the Company and KinerjaPay Corp., a Delaware corporation entered into a Joint Venture Agreement (the “Singapore JVA”) pursuant to which the parties will collaborate in the clinical development and commercialization of the Company’s products in Singapore and the introduction of KinerjaPay products which will be offered for sale by the Company globally outside Singapore. The parties intend to pursue the joint venture through a newly established company (hereinafter the “JV Company”) which the Company by itself, or together with a designee, will hold a 51% participating interest therein, with the remaining 49% participating interest being held by KinerjaPay Corp.

                 Under the JVA, each party may invest up to $5 million. Funding may be provided in part in the form of convertible loans, in-kind contributions, including Intellectual Property (“IP”), and services related to advancement of the JV. The Company’s in-kind contribution may be in the form of 250,000 shares of the Company’s restricted stock, issuable to KinerjaPay or KinerjaPay designated third party (instead of to the JV Entity) on the Effective Date and to be held in escrow by the Company to be released to KinerjaPay in accordance with terms and conditions in return for services to be provided by KinerjaPay or KinerjaPay designated third party as will be mutually agreed between the Parties.

                 Under the JVA, the Company can require KinerjaPay to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on an agreed upon formula for determining JV Company valuation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

            The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, as filed with the Securities and Exchange Commission on February 13, 2019. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

            Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and its majority-owned subsidiary, Masthercell Global Inc., a Delaware corporation (“Masthercell Global”), and Orgenesis SPRL, a Belgian-based entity which is engaged in development and manufacturing activities, together with clinical development studies in Europe (the “Belgian Subsidiary”), and its wholly-owned subsidiaries Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”), Orgenesis Maryland Inc., a Maryland corporation (the “Maryland Subsidiary”), and Cell Therapy Holdings S.A. Masthercell Global’s subsidiaries include MaSTherCell S.A (“MaSTherCell”), a Belgian-based subsidiary and a Contract Development and Manufacturing Organization (“CDMO”) specialized in cell therapy development and manufacturing for advanced medicinal products, Masthercell U.S., LLC, a U.S.-based CDMO, Atvio Biotech Ltd. (“Atvio”), an Israeli-based CDMO, and CureCell Co. Ltd. (“CureCell”), a Korea-based CDMO.

Corporate Overview

            We are a biotechnology company specializing in the development, manufacturing and provision of technologies and services in the cell and gene therapy industry. We operate through two platforms: (i) a point-of-care (“POCare”) cell therapy platform (“POC”) and (ii) a Contract Development and Manufacturing Organization (“CDMO”) platform conducted through our subsidiary, Masthercell Global. Through our POC business, our aim is to further the development of Advanced Therapy Medicinal Products (“ATMPs”) through collaborations and in-licensing with other pre-clinical and clinical-stage biopharmaceutical companies and research and healthcare institutes to bring such ATMPs to patients. We out-license these ATMPs through regional partners to whom we also provide regulatory, pre-clinical and training services to support their activity in order to reach patients in a point-of-care hospital setting. Through our CDMO platform, we are focused on providing contract manufacturing and development services for biopharmaceutical companies.

            Activities in our POC business include a multitude of cell therapies, including autoimmune, oncologic, neurologic and metabolic diseases and other indications. We provide services for our joint venture (“JV”) partners, pharmaceutical and biotech companies as well as research institutions and hospitals that have cell therapies in clinical development. Each of these customers and collaborations represents a revenue and growth opportunity upon regulatory approval. Furthermore, our trans-differentiation technology demonstrates the capacity to induce a shift in the developmental fate of cells from the liver or other tissues and transdifferentiating them into “pancreatic beta cell-like” Autologous Insulin Producing (“AIP”) cells for patients with Type 1 Diabetes, acute pancreatitis and other insulin deficient diseases. This technology, which has yet to be proven in human clinical trials, has shown in pre-clinical animal models that the human derived AIP cells produce insulin in a glucose-sensitive manner. This trans-differentiation technology is licensed by our Israeli Subsidiary and is based on the work of Prof. Sarah Ferber, our Chief Scientific Officer and a researcher at Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”) in Israel. Our development plan calls for conducting additional pre-clinical safety and efficacy studies with respect to diabetes and other potential indications prior to initiating human clinical trials. With respect to this trans-differentiation technology, we own or have exclusive rights to ten (10) United States and nineteen (19) foreign issued patents, nine (9) pending applications in the United States, thirty-two (32) pending applications in foreign jurisdictions, including Europe, Australia, Brazil, Canada, China, Eurasia, Israel, Japan, South Korea, Mexico, and Singapore, and four (4) international Patent Cooperation Treaty (“PCT”) patent applications. These patents and applications relate, among others, to (1) the trans-differentiation of cells (including hepatic cells) to cells having pancreatic β-cell-like phenotype and function and to their use in the treatment of degenerative pancreatic disorders, including diabetes, pancreatic cancer and pancreatitis, and (2) scaffolds, including alginate and sulfated alginate scaffolds, polysaccharides thereof, and scaffolds for use for cell propagation, trans-differentiation, and transplantation in the treatment of autoimmune diseases, including diabetes..

            Our CDMO platform operates through Masthercell Global, which currently consists of the following subsidiaries: MaSTherCell in Belgium, Atvio in Israel and CureCell in South Korea and MaSTherCell U.S., LLC in the United States, each having unique know-how and expertise for manufacturing in a multitude of cell types. As part of our United States (“U.S.”) activity, we are setting up a CDMO facility in the United States. We believe that, in-order to provide the optimal service to our customers, we need to have a global presence. We target the international market as a key priority through our network of facilities that provide development, manufacturing and logistics services, utilizing our advanced quality management system and experienced staff. All of these capabilities offered to third-parties are utilized for our internal development projects, with the goal of allowing us to be able to bring new products to patients faster and in a more cost-effective way. Masthercell Global strives to provide services that are all compliant with Good Manufacturing Practice, or GMP, requirements, ensuring identity, purity, stability, potency and robustness of cell therapy products for clinical phase I, II, III and through commercialization.

            We operate our POC and CDMO business units as two separate business segments.

POC Business

            Our therapeutic development efforts in our cell therapy business are focused on advancing breakthrough scientific achievements in the field of autologous therapies which have a curative potential. We base our development on therapeutic collaborations and in-licensing with other pre-clinical and clinical-stage biopharma companies as well as direct collaboration with research and healthcare institutes. We are engaging in therapeutic collaborations and in-licensing with other academic centers and research centers in order to pursue emerging technologies of other ATMPs in cell and gene therapy in such areas as cell-based immunotherapies, metabolic diseases, neurodegenerative diseases and tissue regeneration. Each of these customers and collaborations represents a growth opportunity and future revenue potential as we out-license these ATMPs through regional partners to whom we also provide regulatory, pre-clinical and training services to support their activity in order to reach patients in a POC point-of-care hospital setting.

POC Subsidiaries and Collaboration Agreements

            We intend to devote significant resources to process development and manufacturing in order to optimize the safety and efficacy of our future product candidates, as well as our cost of goods and time to market. Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible.

            We carry out our POC business through three wholly-owned and separate subsidiaries. This corporate structure allows us to simplify the accounting treatment, minimize taxation and optimize local grant support. The subsidiaries related to this business are as follows:

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

            We have embarked on a strategy of collaborative arrangements with strategically situated third parties around the world. We believe that these parties have the expertise, experience and strategic location to advance our POC therapy business.

POC Revenue Model

            Through analysis of the cell therapy landscape, we are introducing a novel POCare therapy business model with our goal of bringing autologous therapies in a cost-effective, high-quality and scalable manner to patients. We are establishing and positioning our POC business in order to bring POCare therapies to patients in a scalable way via a network of leading healthcare facilities active in autologous cell therapy product development, including facilities in Germany, Austria, Greece, the U.S., Korea and Japan.

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

            While our POC business strategy is currently limited to early stage development to overcome certain industry challenges, we intend to continue developing a global POCare network, with the goal of developing ATMPs, and namely autologous cell therapies, via joint ventures with partners who bring strong regional networks. Such networks include partnerships with local hospitals which allows us to engage in continuous in-licensing of, namely, autologous therapies from academia and research institutes, co-development of hospital and academic-based therapies, and utilization of hospital networks for clinical development of therapies.

            We consider the following to be the four pillars in order to advance our POC business strategy:

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

Our CDMO Growth Strategy

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

Recent Developments from the Period December 1, 2018 to March 31, 2019

Joint Venture Agreement with First Choice International Company, Inc.

            On March 12, 2019, the Company and First Choice International Company, Inc. (“First Choice”) entered into a Joint Venture Agreement (the “JVA”) pursuant to which First Choice will collaborate with the Company to further the clinical development and commercialization of the Company’s cell regeneration and gene therapeutic products in Panama and Latin America countries (the “Territory”) and the Company will collaborate with First Choice to further the clinical development and commercialization of products to be introduced by First Choice, which will be offered for sale by the Company globally outside of the Territory. The parties intend to pursue the joint venture through a newly established company (hereinafter the “JV Company”) which the Company by itself, or together with a designee, will hold a 50% participating interest therein, with the remaining 50% participating interest being held by First Choice by itself, or together with a designee.

            Pursuant to the terms of the JVA, the JV Company will initially be owned 100% by First Choice and, until such JV Company is established, all activities in the Territory will be carried out through First Choice. Upon the Company’s request, First Choice will transfer all activities, and results, data, information, material, IP, know-how, contracts, licenses, authorizations, permissions, grants, obligations and assets related to such activities to the JV Company. In addition, each party shall be required to exert best commercial efforts to carry out, in a timely and professional manner, its respective obligations according to a detailed work plan to be agreed upon by First Choice and Company within no later than sixty (60) days following the execution of the JVA.

            Pursuant to the terms of the JVA, the Company and First Choice each undertook to remit, within three years of the execution of the JVA, $5 million to the JV Company. Funding may be provided in part in the form of convertible loans, in-kind contributions, including intellectual property, and services related to the advancements of the joint venture. In order to compensate First Choice for the work that it has completed in advancement of the joint venture to date, upon execution of the JVA by the Company and First Choice, the Company agreed to immediately and irrevocably (i) wire $50,000 of $100,000 (the “Cash Fee”) to First Choice and (ii) issue to First Choice 375,000 shares of Common Stock. The Company also agreed to immediately and irrevocably wire the $50,000 balance of the Cash Fee to First Choice thirty (30) days following execution of the JVA by the Company and First Choice. Upon the six (6) month anniversary of the JVA, the Company agreed to issue to First Choice an additional 150,000 shares of Common Stock, which will have no impact on the relative participating interests of the Company and First Choice and are further negotiated consideration for First Choice entering into the JVA.

            Additionally, the parties agreed to establish a steering committee for the management of the JV Company comprised of five members, two of which are to be designated by each of the Company and First Choice and the fifth to be an independent third party industry expert acceptable to each of the Company and First Choice.

            The JVA provides that, so long as the Common Stock of the Company continues to be quoted on a U.S. national securities exchange, the Company can require First Choice to sell to the Company its participating (including equity) interest in the JV Company in consideration for the issuance of the Company’s common stock based on the then valuation of the JV Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended February 28, 2018 and for the one Month Ended December 31, 2018

            The following table presents our results of operations for the three months ended March 31, 2019 and February 28, 2018 and the transition period for the one month ended December 31, 2018:

	Three-Months Ended
			Transition
			Period One-
			Month Ended
	March 31,	February 28,	December 31,
	2019	2018	2018
	(In Thousands)
Revenues	$7,301	$2,636	$1,852
Cost of sales	4,344	1,644	1,221
Research and development expenses, net	5,150	766	1,431
Amortization of intangible assets	517	436	179
Selling, general and administrative expenses	5,600	3,344	1,984
Share in net income of associated company	-	(46)	-
Financial expense, net	140	2,681	27
Other income	(37)	(316)	-
Loss before income taxes	$8,413	$5,873	$2,990

            All our revenues were derived from the CDMO segment, most of which were generated from our Belgian Subsidiary, MaSTherCell S.A. We believe that revenue diversification by source in the CDMO segment, together with a leading position in immunotherapy and, in particular, CAR T-cell therapy development and manufacturing, strengthened MaSTherCell’s competitiveness in the industry.

            Our revenues for the three months ended March 31, 2019 were $7,301 thousand, as compared to $2,636 thousand for the three months ending February 28, 2018, representing an increase of 177%. Our revenues for the one month ended December 31, 2018 were $1,852. The increase in revenues for the three months ended March 31, 2019 is attributable to increased service fees generated by MaSTherCell, resulting primarily from the extension of existing customer service contracts with biotech clients, as well as from revenues generated from existing manufacturing agreements. MaSTherCell was able to accept the additional contracts following its expansion of laboratory capacity.

            In addition, as described in Note 4 to the financial statements as of November 30, 2018, we acquired all the issued and outstanding share capital of Atvio and 94.12% of the share capital of CureCell in June 2018. The revenue recognized from these companies was $318 thousand and $101 thousand in the three months ended March 31, 2019 and the transition month ended December 31, 2018 respectively.

Expenses

Cost of Revenues
	Three-Months Ended
			Transition
			period One-
			Month Ended
	March 31,	February 28,	December 31,
	2019	2018	2018
	(In Thousands)
Salaries and related expenses	$1,688	$767	$457
Stock-based compensation	38		13
Professional fees and consulting
services	2	-	32
Raw materials	2,218	651	558
Depreciation and amortization
expenses, net	295	159	62
Other expenses	103	67	99
Total	$4,344	$1,644	$1,221

            Cost of revenues for the three months ended March 31, 2019 were $4,344 thousand as compared to $1,644 thousand, during the three months ended February 28, 2018, representing an increase of 164%. Cost of revenues for the one month ended December 31, 2018 were $1,221 thousand.

            The increase in cost of revenues for the three months ended March 31, 2019 compared to the three months ended February 28, 2018 is primarily attributed to the following:

(i)

An increase in salaries and related expenses of $921 thousand, primarily attributable to an increase of operational activities requiring additional staff hours. This is in line with the increase in revenue of MaSTherCell S.A., as well as the inclusion of salaries and related expenses of Atvio and CureCell which were not included in the comparative period ended in February 28, 2018.

(ii)	An increase of $1,567 thousand in raw materials, mainly attributed to the growth in the volume of services provided by MaSTherCell S.A., both from existing and new manufacturing agreements.

Research and Development Expenses
	Three-Months Ended
			Transition
			period One-
			Month Ended
		February 28,	December 31,
	March 31, 2019	2018	2018
	(In Thousands)
Salaries and related expenses	$833	$286	$251
Stock-based compensation	166	182	56
Professional fees and consulting services	504	187	62
Lab expenses	812	115	1,118
First Choice JVA (See Note 5)	2,741	-	-
Depreciation expenses, net	126	41	24
Other research and development expenses	255	73	47
Less – grant	(287)	(118)	(127)
Total	$5,150	$766	$1,431

            Research and development expenses for the three months ended March 31, 2019 were $5,150 thousand, as compared to $766 thousand for the three months ended February 28, 2018, representing an increase of 572%. Research and development expenses for the one month ended December 31, 2018 were $1,431 thousand.

            The increase in research and development expenses for the three months ended March 31, 2019 compared to the three months ended February 28, 2018 reflects management’s continuing determination to move transdifferentiating technology to the next stage towards clinical studies. The scope of research and development expenses was also expanded to the evaluation and development of new cell therapies related technologies in the field of immune-oncology, liver pathologies and others.

            The net increase in research and development expenses is primarily attributable to the following:

(i)	An increase of $864 thousand in salaries and related expenses and professional fees primarily attributable to an increase of activities and operational staff in the USA, Israel and Belgium.

(ii)	An increase of $697 thousand of lab expenses, mostly attributed to new therapeutics projects (See note 5).

Selling, General and Administrative Expenses

	Three-Months Ended
			Transition
			period One-
			Month
			Ended
	March 31,	February 28,	December 31,
	2019	2018	2018
	(In Thousands)
Salaries and related expenses	$1,808	$803	$575
Stock-based compensation	869	908	665
Accounting and legal fees	759	328	325
Professional fees	736	764	129
Rent and related expenses	373	281	155
Business development	611	308	101
Other general and administrative expenses	444	(48)	34
Total	$5,600	$3,344	$1,984

            Selling, general and administrative expenses for the three months ended March 31, 2019 were $5,600 thousand as compared to $3,344 thousand for the three months ended February 28, 2018, representing an increase of 67%. Selling, general and administrative expenses for the one month ended December 31, 2018 were $1,984 thousand. The increase in selling, general and administrative expenses in the three months ended in March 2019 compared to the three months ended February 28, 2018 is primarily attributable to the following:

(i)

An increase of $1,005 thousand in salaries and related expenses as a result of additional managerial appointments particularly in Masthercell Global, additional sales and support staff at MaSTherCell SA, and salaries and related expenses of CureCell, Atvio not previously consolidated.

(ii)

An increase of $431 thousand in accounting and legal fees mainly attributed to legal fees incurred for recent collaboration agreements and accounting services related to the Company’s additional financial reporting requirements.

(iii)	An increase of $303 thousand in business development expenses related to the increase in the related activities.

(iv)	An increase of $492 thousand in other general and administrative expenses related to the increase in travel at Masthercell Global and related expenses of CureCell, Atvio not previously consolidated.

Financial Expenses, net

	Three-Months Ended
			Transition
			Period One-
			Month
			Ended
	March 31,	February 28,	December 31,
	2019	2018	2018
	(In Thousands)
Increase in fair value financial liabilities and assets measured at fair value	$-	$117	$-
Interest expense on convertible loans and loans	44	2,481	40
Foreign exchange loss (income), net	85	72	(5)
Other expenses (income)	11	11	(8)
Total	$140	$2,681	$27

            Financial expenses, net for the three months ended March 31, 2019 were $140 thousand, as compared to $2,681 thousand for the three months ended February 28, 2018, representing a decrease of $2,541 thousand, primarily attributable to the decrease of interest expense on convertible loans and other loans. Financial income, net for the one month ended December 31, 2018 were $27 thousand.

Working Capital

		Transition
		period
		December
	March 31,	31,	November 30,
	2019	2018	2018
	(In Thousands)
Current assets	$23,932	$28,058	$30,297
Current liabilities	(21,752)	(17,161)	17,145
Working capital gain	$2,180	$10,897	$13,152

           Current assets decreased by $6,365 thousand between March 31, 2019 and November 30, 2018. The GPP receivable was received in January 2019. Cash and cash equivalents declined as a result of increased expenditures.

           Current liabilities increased by $4,607 thousand between March 31, 2019 and November 30, 2018. The increase was primarily attributable to an increase of (i) $2,216 thousand in contract liabilities (see Note 2), and (ii) $1,291 thousand of current maturities of operating leases.

Liquidity and Financial Condition

	Three-Months Ended
			Transition
			Period One-
			Month Ended
	March 31,	February 28,	December 31,
	2019	2018	2018
	(In Thousands)

Net loss	$(8,450)	$(5,477)	$(2,907)

Net cash provided by (used in) operating activities	(4,511)	(2,091)	(1,077)
Net cash used in investing activities	(2,363)	(898)	(592)
Net cash provided by financing activities	6,602	3,540	197

Increase (decrease) in cash and cash equivalents	$(272)	$551	$(1,472)

            Since inception, we have funded our operations primarily through the sale of equity securities and convertible notes, and, more recently, through revenue generated from the activities of the MaSTherCell Global subsidiaries. At March 31, 2019, we had positive working capital of $2,180 thousand, including cash and cash equivalents of $14,361 thousand.

            Net cash used in operating activities was approximately $4,511 thousand for the three months ended March 31, 2019, as compared with net cash used in operating activities of approximately $2,091 thousand for the three months ended February 28, 2018. We successfully expanded our global activity of the CDMO division at our subsidiary MaSTherCell, thereby increasing gross profit and generating cash to help pay our ongoing operating expenses. Net cash used in operating activities was approximately $1,077 thousand for the one month ended December 31, 2018.

            Net cash used in investing activities for the three months ended March 31, 2019 was approximately $2,363 thousand as compared with approximately $898 thousand for the three months ended February 28, 2018. Net cash used in investing activities was approximately $592 thousand for the one month ended December 31, 2018.

            During the three months ended March 31, 2019, our financing activities consisted of proceeds in the amount of $6.6 million received from Great Point Partners, LLC pursuant to the strategic agreement between the Company, Masthercell Global, and Great Point Partners, LLC (refer to Note 5). Net cash received from financing activities was approximately $197 thousand for the one month ended December 31, 2018. During the three months ended February 28, 2018, our financing activities consisted of proceeds in the amount of $3.5 million.

Liquidity & Capital Resources Outlook

            We believe that our business plan will provide sufficient liquidity to fund our operating needs for the next 12 months. However, there are factors that can impact our ability continue to fund our operating needs, including:

•	Our ability to expand sales volume, which is highly dependent on implementing our growth strategy;
•	Restrictions on our ability to continue receiving government funding and grants for our POC business;
•	Additional CDMO expansion into other regions that we may decide to undertake; and
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

            From April 1, 2019 to the date of this report on Form 10-Q, we raised an aggregate of $500 thousand in convertible loans and proceeds of approximately $4.6 million in revenues and accounts receivable from customers.

            In the month ended December 31, 2018, we received $2,589 thousand in revenues and accounts receivable from customers and $250 thousand from convertible loans. In the three months ended March 31, 2019, we received proceeds of approximately $7,001 thousand in revenues and accounts receivable from customers and $6,600 thousand from the proceeds received from strategic investor Great Point Partners, LLC.

            In May 2019, the Company entered into a convertible loan agreement with an investor for an aggregate amount of $5 million (see Note 10).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

            Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

            There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 and transition period for the one month ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for new controls related to the implementation of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, “Leases”.

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

ITEM 1A. RISK FACTORS

            An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the Securities & Exchange Commission on February 13, 2019, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. MINE SAFETY DISCLOSURES

            Not Applicable.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS

            Exhibits required by Item 601 of Regulation S-K

No.	Description
(10)	Material Contracts
10.1*	Joint Venture Agreement between the Company and First Choice International Company, Inc. dated March 12, 2019
10.2*	Convertible Loan Agreement between Orgenesis Maryland Inc. and Yosef Ram dated April 12, 2019
10.3*	Joint Venture Agreement between the Company and KinerjaPay Corp. dated May 6, 2019
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

No.	Description
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2019

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)
Date: May 8, 2019