Form 10-Q
period 2019-09-30
Orgenesis Inc.
filed 2019-11-07
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

(Registrant's telephone number, including area code)

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2019, there were 16,161,050 shares of registrant's common stock outstanding.

ORGENESIS INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

ITEM 1.  FINANCIAL STATEMENTS

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands)

(Unaudited)

	As of
	September 30, 2019	November 30, 2018
Assets

CURRENT ASSETS:
Cash and cash equivalents	$10,054	$16,064
Restricted cash	653	392
Accounts receivable, net	5,075	4,151
Prepaid expenses and other receivables	914	913
GPP receivable, see Note 5	-	6,600
Grants receivable	2,218	441
Inventory	1,859	1,736
Total current assets	20,773	30,297

NON-CURRENT ASSETS:
Deposits	615	85
Loans to related party, see Note 5	2,093	1,007
Property, plants and equipment, net	17,742	11,901
Intangible assets, net	14,256	16,700
Operating lease right-of-use assets	9,595	-
Goodwill	14,489	15,165
Other assets	36	292
Total non-current assets	58,826	45,150
TOTAL ASSETS	$79,599	$75,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)

(U.S. Dollars in Thousands)

(Unaudited)

	As of
	September 30, 2019	November 30, 2018
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$7,693	$3,804
Accrued expenses and other payables	1,719	2,060
Employees and related payables	3,618	3,006
Advance payments on account of grant	2,735	1,724
Short-term loans and current maturities of long- term loans	642	647
Contract liabilities	5,708	5,317
Current maturities of long-term finance leases	227	209
Current maturities of operating leases	1,624	-
Current maturities of convertible loans	397	378
Total current liabilities	24,363	17,145

LONG-TERM LIABILITIES:
Non-current operating leases	7,435	-
Loans payable	1,283	1,662
Convertible loans	8,465	1,038
Retirement benefits obligation	26	265
Deferred taxes	1,964	1,702
Long-term finance leases	505	638
Other long-term liabilities	322	195
Total long-term liabilities	20,000	5,500
TOTAL LIABILITIES	44,363	22,645

COMMITMENTS
REDEEMABLE NON-CONTROLLING
INTEREST	24,139	24,153
EQUITY: Common stock of $0.0001 par value, 145,833,334 shares authorized, 16,140,962 , 15,540,333 and 14,951,783 shares issued and outstanding as of September 30, 2019, December 31, 2018 and November 30, 2018, respectively	2	1
Additional paid-in capital	94,439	88,082
Receipts on account of shares to be allotted	-	2,253
Accumulated other comprehensive income (loss)	(751)	425
Accumulated deficit	(83,224)	(62,411)
Equity attributable to Orgenesis Inc.	10,466	28,350
Non-controlling interest	631	299
Total equity	11,097	28,649
TOTAL LIABILITIES AND EQUITY	$79,599	$75,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	August 31,	September 30,	August 31,
	2019	2018	2019	2018
REVENUES	9,121	6,230	24,179	12,853
COST OF REVENUES	6,364	3,381	15,643	7,220
GROSS PROFIT	2,757	2,849	8,536	5,633

RESEARCH AND DEVELOPMENT EXPENSES, net	738	1,902	7,597	3,456
AMORTIZATION OF INTANGIBLE ASSETS	514	505	1,547	1,386
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,965	4,008	17,448	10,675
OTHER INCOME, net	(35)	(2,921)	(104)	(3,237)
OPERATING LOSS	4,425	645	17,952	6,647
FINANCIAL EXPENSES, net	395	1,070	588	3,164
SHARE IN NET LOSS OF ASSOCIATED COMPANIES	-	202	-	732
LOSS BEFORE INCOME TAXES	4,820	1,917	18,540	10,543
TAX EXPENSES	94	2,353	649	1,680
NET LOSS	4,914	4,270	19,189	12,223
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (INCLUDING REDEEMABLE)	(365)	800	(1,128)	1,072
NET LOSS ATTRIBUTABLE TO ORGENESIS INC.	4,549	5,070	18,061	13,295
LOSS PER SHARE:
Basic	0.44	0.35	1.35	1.04
Diluted	0.44	0.35	1.35	1.04
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE:
Basic	16,028,518	14,355,430	15,858,666	12,774,802
Diluted	16,028,518	14,355,430	15,858,666	12,774,802

COMPREHENSIVE LOSS:
Net loss	4,914	4,270	19,189	12,223
Other comprehensive loss - translation adjustments	1,124	416	1,420	765
Comprehensive loss	6,038	4,686	20,609	12,988
Comprehensive income (loss) attributed to non-controlling interests (including redeemable)	(365)	800	(1,128)	1,072
COMPREHENSIVE LOSS ATTRIBUTED TO ORGENESIS INC.	5,673	5,486	19,481	14,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional paid-incapital	Receipts on Account of shares to be Allotted	Accumulated Other Comprehen- sive Income (Loss)	Accumu-lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Controll-ing Interest	Total

Balance at January 1, 2019	15,540,333	$2	$90,597	$-	$669	$(65,163)	$26,105	$645	$26,750
Changes during the nine months ended September 30, 2019:
Stock-based compensation to employees and directors	-		1,846				1,846	42	1,888
Stock-based compensation to service providers	75,629	*	538				538		538
Stock based Compensation for strategic collaborations (see Note 5)	525,000	*	2,641				2,641		2,641
Transaction with non-controlling interest GPP (See Note 1)			2,034				2,034		2,034

Adjustment to redemption value of redeemable non-controlling interest	-		(3,314)				(3,314)		(3,314)
Issuance of warrants and beneficial conversion feature			97				97		97
Comprehensive loss for the period					(1,420)	(18,061)	(19,481)	(56)	(19,537)
Balance at September 30, 2019	16,140,962	$2	$94,439	$-	$(751)	$(83,224)	$10,466	$631	$11,097

Balance at December 1, 2017	9,872,659	$1	$55,334	$1,483	$1,425	$(44,120)	$14,123	$-	$14,123
Changes during the nine months ended August 31, 2018:
Stock-based compensation to employees and directors			1,416				1,416		1,416
Stock-based compensation to service providers	195,000	*	1,568				1,568		1,568
Issuance of shares and warrant due to conversion of convertible loans	1,341,134	*	7,330				7,330		7,330

Issuance of shares and receipts on account of shares and warrants to be allotted related to acquisition of Atvio and CureCell	83,965	*	600	1,853			2,453	300	2,753
Issuance of shares and receipts on account of shares and warrants to be allotted	1,990,858	*	13,466	2,154			15,620		15,620
Beneficial conversion feature of convertible loans and Warrants issued			323				323		323
Issuance of Shares due to exercise of warrants	136,646	*	852				852		852
Comprehensive Income (loss) for the period					(765)	(13,295)	(14,060)	39	(14,021)
Balance at August 31, 2018	13,620,262	$1	$80,889	$5,490	$660	$(57,415)	$29,625	$339	$29,964

Balance at July 1, 2019	16,115,333	$2	$94,415	$-	$373	$(78,675)	$16,115	$639	$16,754
Changes during the three months ended September 30, 2019:

Stock-based compensation to employees and directors			380				380	11	391
Stock-based compensation to service providers	25,629	*	71				71		71
Transaction with non-controlling interest GPP (See Note 1)			2,034				2,034		2,034
Adjustment to redemption value of redeemable non-controlling interest			(2,461)				(2,461)		(2,461)
Comprehensive loss for the period					(1,124)	(4,549)	(5,673)	(19)	(5,692)
Balance at September 30, 2019	16,140,962	$2	$94,439	$-	$(751)	$(83,224)	$10,466	$631	$11,097

*represent an amount lower than $ 1 thousand

Balance at June 1, 2018	13,300,676	$1	$76,831	$238	$1,076	$(52,345)	$25,801	$-	$25,801
Changes during the three months ended August 31, 2018:
Stock-based compensation to employees and directors			615				615		615

Stock-based compensation to service providers	195,000	*	542		542		542
Issuance of shares and receipts on account of shares to be allotted related to acquisition of Atvio and CureCell	83,965	*	600	1,853	2,453	300	2,753
Issuance of shares and receipts on account of shares and warrants to be allotted	32,052	*	2,248	3,399	5,647		5,647
Issuance of shares due to exercise of warrants	8,569	*	53		53		53
Beneficial conversion feature of convertible loans and warrants issued

Comprehensive income (loss) for the period					(416)	(5,070)	(5,486)	39	(5,447)
Balance at August 31, 2018	13,620,262	$1	$80,889	$5,490	$660	$(57,415)	$29,625	$339	$29,964

*represents an amount lower than $ 1 thousand

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,	August 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net loss	(19,189)	(12,223)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,426	2,984
Stock based compensation for strategic collaborations	2,641	-
Gain from sale of property, plants and equipment	(49)	-
Share in losses of associated company	-	732
Depreciation and amortization expenses	2,843	1,833
Net gain on remeasurement of previously equity interest in Atvio and CureCell to acquisition date fair value	-	(4,509)
Change in fair value of embedded derivatives	-	11
Net changes in operating leases	(531)	-
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	181	2,856
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,048)	(2,818)
Increase in inventory	(291)	(848)
Decrease (increase) in other assets	(1)	65
Change in related parties, net	-	(379)
Effect of exchange differences on inter-company balances	205	-
Decrease (increase) in prepaid expenses and other accounts receivable	179	(148)
Increase (decrease) in accounts payable	1,652	(1,723)
Increase (decrease) in accrued expenses and other payables	152	(686)
Increase (decrease) in employee and related payables	424	(820)
Increase in contract liabilities	801	705
Change in advance payments and receivables on account of grant, net	(314)	815
Increase in deferred taxes liability	405	1,680
Net cash used in operating activities	(10,514)	(12,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan to JV with a related party	(1,000)	-
Sale of property and equipment	80	-
Purchase of property, plants and equipment	(6,122)	(4,430)
Acquisition of CureCell , net of cash acquired	-	58
Acquisition of Atvio, net of cash acquired	-	245
Investment in deposits	(227)	(92)
Net cash used in investing activities	(7,269)	(4,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contingent payment received from redeemable non-controlling interest related to GPP transaction (See Note 5)	6,600	-
Proceeds from issuance of shares and warrants (net of transaction costs)	-	12,666
Proceeds from issuance of convertible loans (net of transaction costs)	7,500	720
Repayment of convertible loans and convertible bonds	-	(177)
Proceeds from receipts on account of shares to be allotted	-	3,626
Increase in redeemable non-controlling interests	-	14,007
Proceeds from issuance of loans payable	34	-
Repayment of short and long-term debt	(452)	(331)
Net cash provided by financing activities	13,682	30,511

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,101)	13,819
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(191)	(201)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	14,999	3,519
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	10,707	17,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

Conversion of loans and bonds (including accrued interest) to common stock and warrants	$-	$7,511

Classification of loan receivable into services to be received from CureCell	$-	$813

Purchase of property, plant and equipment included in accounts payable	$1,183	$-

Leases of property, plant and equipment	$65	$-

Transaction costs of issuance of convertible loans	$400	$-

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

a. General

Orgenesis Inc., a Nevada corporation (the "Company"), is a biotechnology company specializing in the development, manufacturing and provision of services in the cell and gene therapy industry.  The Company operates through two independent business platforms: (i) a point-of-care ("POCare") cell therapy ("POC") platform and (ii) a Contract Development and Manufacturing Organization ("CDMO") platform, which provides contract manufacturing and development services for biopharmaceutical companies (the "CDMO Business").  Through the POC platform, the Company's aim is to further the development of Advanced Therapy Medicinal Products ("ATMPs") through collaborations and in-licensing with other pre-clinical and clinical-stage biopharmaceutical companies and research and healthcare institutes to bring such ATMPs to patients.  The Company out-licenses these ATMPs through regional partners to whom the Company also provides regulatory services, pre-clinical studies, intellectual property services, and co-development services (collectively "POC development services") to support their activity in order to reach patients in a point-of-care hospital setting.  Currently, the Company's POC development services constitute the entirety of the Company's revenue in the POC platform.  Through the CDMO platform, the Company is focused on providing contract manufacturing and development services for biopharmaceutical companies.

Activities in the POC platform include a multitude of cell therapies, including autoimmune, oncologic, neurologic and metabolic diseases and other indications.  The Company plans to provide POC development services to its joint venture ("JV") regional partners, pharmaceutical and biotech companies as well as research institutions and hospitals that have cell therapies in clinical development.  The Company believes that each of these customers and collaborations represents a revenue and growth opportunity upon regulatory approval.  Furthermore, the Company's trans-differentiation technology demonstrates the capacity to induce a shift in the developmental fate of cells from the liver or other tissues and transdifferentiating them into "pancreatic beta cell-like" Autologous Insulin Producing ("AIP") cells for patients with Type 1 Diabetes, acute pancreatitis and other insulin deficient diseases.  This technology, which has yet to be proven in human clinical trials, has shown in pre-clinical animal models that the human derived AIP cells produce insulin in a glucose-sensitive manner.  This trans-differentiation technology is licensed by Orgenesis Ltd. (the "Israeli Subsidiary") and is based on the work of Prof. Sarah Ferber, the Company's Chief Science Officer and a researcher at Tel Hashomer Medical Research Infrastructure and Services Ltd.  in Israel.  The development plan calls for conducting additional pre-clinical safety and efficacy studies with respect to diabetes and other potential indications prior to initiating human clinical trials.

The Company conducts the POC platform through its wholly-owned subsidiaries.  The subsidiaries are as follows:

  United States: Orgenesis Maryland Inc. (the "U.S. Subsidiary") is the center of activity in North America currently focused on technology licensing, therapeutic collaborations and preparation for U.S. clinical trials.
  European Union: Orgenesis Belgium SRL (which changed its name and statutory designation in August 2019 from Orgenesis SPRL) (the "Belgian Subsidiary") is the center of activity in Europe currently focused on process development and preparation of European clinical trials.
  Israel:  Orgenesis Ltd. (the "Israeli Subsidiary") is a research and technology center, as well as a provider of regulatory, clinical and pre-clinical services.

The CDMO platform operates through (i) majority-owned Masthercell Global (which currently consists of the following two subsidiaries: MaSTherCell S.A. in Belgium ("MaSTherCell"), and Masthercell U.S., LLC  in the United States ("Masthercell U.S.") (collectively, the " Masthercell Global Subsidiaries")), (ii) wholly-owned Atvio Biotech Ltd. in Israel ("Atvio"), and 94.12% owned CureCell Co., Ltd. in South Korea ("CureCell").  Each of these subsidiaries has unique know-how and expertise for manufacturing in a multitude of cell types.

On August 7, 2019, the Company, Masthercell Global and GPP-II Masthercell, LLC, a Delaware limited liability company ("GPP-II"), (the "Parties") entered into a Transfer Agreement (the "Transfer Agreement").  As a result of the Transfer Agreement, Masthercell Global transferred all of its equity interests  of Atvio and CureCell to Orgenesis Inc in exchange for one dollar ($1.00).  The Transfer Agreement also contains agreements made with respect to certain intercompany loans. The Company accounted for the Transfer Agreement as a transaction with non-controlling interest.

In addition, the Parties agreed that (i) the Company and its subsidiaries shall cease all use or engagement of any employees of Masthercell Global or any of its subsidiaries, (ii) Masthercell Global may use the services of Atvio or South Korea Sub for certain subcontracting services on terms and at prices mutually agreed between the Company and Masthercell Global, and (iii) if the Company determines that it needs manufacturing services of the type offered by MaSTherCell and/or Masthercell U.S., Masthercell Global (on behalf of MaSTherCell and Masthercell U.S., as applicable) and the Company shall use good faith efforts to negotiate and execute a contract that contemplates MaSTherCell or Masthercell U.S., as applicable, providing such manufacturing services to the Company; provided, that such contract shall be on terms and at prices (in accordance with standard fair market rates) that are mutually agreed between the Company and Masthercell Global at the time any such contract is executed, (iv)  the Management Services Agreement between the Company and Masthercell Global, dated June 28, 2018, will terminate on June 28, 2020.

The Company operates its CDMO and POC platforms as two separate business segments.

These condensed consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries, including the U.S. Subsidiary, the Belgian Subsidiary, the Israeli Subsidiary, Masthercell Global and its subsidiaries, Atvio and CureCell.

As used in this report and unless otherwise indicated, the term "Company" refers to Orgenesis Inc. and its subsidiaries ("Subsidiaries").  Unless otherwise specified, all amounts are expressed in United States Dollars.

b. Change in Fiscal Year End

On October 22, 2018, the Board of Directors of the Company approved a change in the Company's fiscal year end from November 30 to December 31 of each year.  This change to the calendar year reporting cycle became effective on January 1, 2019.

As permitted under SEC rules, prior-period financial statements have not been recast as management believes (i) the nine months ended September 30, 2019 are comparable to the nine months ended August 31, 2018 and (ii) recasting prior-period results is not practicable or cost justified.

c. Liquidity

As of September 30, 2019, the Company has accumulated losses of approximately $83.2 million.  Although the Company is showing positive revenues and gross profit trends on the CDMO platform, the Company expects to incur further losses in the POC platform. In order to increase manufacturing capacity, Masthercell Global has signed contracts to expand its facilities in the United States and Europe (see note 5). As of September 30, 2019, the Company has negative working capital of $3,590 thousand. In October 2019, the Company entered into a Private Placement Subscription Agreement and Convertible Credit Line Agreement granting the Company access to an aggregate $5 million credit line, of which $2 million has already been advanced (see note 9).

To date, the Company has been funding operations primarily from proceeds raised from private placements of the Company's equity securities, issuance of equity-linked convertible debt and from operating cash flows generated from the POC and CDMO platforms.  From January 1, 2019 through September 30, 2019, the Company received $7.5 million from convertible loans and $6.6 million from Great Point Partners, LLC. In addition, from October 1, 2019 through November 7, 2019, the Company received $2 million from convertible loans (see note 9).  In May 2019, the Company agreed to enter into a convertible loan with an investor for an aggregate amount of $5 million.  As of the date of the filing of this Quarterly Report on Form 10-Q, the loan had not yet been received by the Company. (See Note 4).

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and expected level of expenditures for at least 12 months from the date of the issuance of the financial statements, although no assurance can be given that it will not need additional funds prior to such time. Also, if there are further increases in operating costs in general and administrative expenses for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, the Company will need to seek additional financing. In addition, additional funds will be necessary to finance some of the collaborations listed in Note 5.

d.  Basis of Presentation

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP, pursuant to the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements.  In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position as of September 30, 2019, and the consolidated statements of comprehensive loss and the changes in equity for the three and nine months ended September 30, 2019, and cash flows for the nine-month period ended September 30, 2019.  The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2018.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are generally consistent with those of the previous financial year except for new policies adopted in the current year as described below.

Recently Issued Accounting Pronouncements- adopted by the Company

ASC 606 - Revenue from Contracts with Customers

On December 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and the related amendments ("New Revenue Standard") to all contracts, using the modified retrospective method.  The cumulative effect of initially applying the new revenue standard was immaterial.

Revenue Recognition Prior to the Adoption of the New Revenue Standard

Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2018, for a summary of our significant accounting policies.

Revenue Recognition Following the Adoption of the New Revenue Standard

The Company's agreements are primarily service contracts that range in duration from a few months to one year.  The Company recognizes revenue when control of these services is transferred to the customer for an amount, referred to as the transaction price, which reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services.

A contract with a customer exists only when:

  the parties to the contract have approved it and are committed to perform their respective obligations;
  the Company can identify each party's rights regarding the distinct goods or services to be transferred ("performance obligations");
  the Company can determine the transaction price for the goods or services to be transferred; and

  the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

For the majority of its contracts, the Company receives non-refundable upfront payments.  The Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between the time of transfer of the promised goods or services to the customer and the time the customer pays for these goods or services to be generally one year or less.  The Company's credit terms to customers are in average between thirty and ninety days.

The Company does not disclose the value of unsatisfied performance obligations for contracts with original expected duration of one year or less.

Disaggregation of Revenue

The following table disaggregates the Company's revenues by major revenue streams.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue stream:

Cell process development services	$2,751	$11,986
Tech transfer services	1,864	5,396
POC development services	1,012	1,974
Cell manufacturing services	3,494	4,823
Total	$9,121	$24,179

Nature of Revenue Streams

The Company operates through two platforms: (i) a point-of-care ("POCare") cell therapy platform ("POC") and (ii) a Contract Development and Manufacturing Organization ("CDMO") platform.  Through its CDMO platform, the Company is focused on providing contract manufacturing and development services for biopharmaceutical companies.  As of the second quarter of 2019, the Company commenced its POC development services.

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

 For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices.  For these contracts, the standalone selling prices are based on the Company's normal pricing practices when sold separately with consideration of market conditions and other factors, including customer demographics and geographic location.

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

POC Development Services

Revenue recognized under contracts for POC development services may, in some contracts, represent multiple performance obligations (where promises to the customers are distinct) in circumstances in which the work packages are not interrelated or the customer is able to complete the services performed independently or by using competitors of the Company.

For arrangements that include multiple performance obligations, the transaction price is allocated to the identified performance obligations based on their relative standalone selling prices.

The Company measures the revenue to be recognized over time on a contract by contract basis based on a cost-based input method which best depicts the transfer of control over the life of the performance obligation.

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

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including the Company's determination that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

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

Costs of Revenue

Costs of revenue include (i) compensation and benefits for billable employees and personnel involved in production, data management and delivery, and the costs of acquiring and processing data for the Company's information offerings; (ii) costs of staff directly involved with delivering services offerings and engagements; (iii) consumables used for the services; and (iv) other expenses directly related to service contracts such as courier fees, laboratory supplies, professional services and travel expenses.

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.  Contract liabilities are mainly comprised of contract liabilities.

The activity for trade receivables is comprised of:

Nine Months Ended September 30, 2019
Balance as of beginning of period	$3,226
Additions	17,571
Collections	(15,467)
Exchange rate differences	(255)
Balance as of end of period	$5,075

The activity for contract liabilities is comprised of:

Nine Months Ended September 30, 2019
Balance as of beginning of period	$5,175
Additions	6,815
Realizations	(5,980)
Exchange rate differences	(302)
Balance as of end of period	$5,708

ASU 2018-07 Stock based Compensation

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting."  This guidance simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, but no earlier than an entity's adoption date of Topic 606, "Revenue from Contracts with Customers."  This standard, adopted as of January 1, 2019, had no material impact on the Company's consolidated financial statements for the nine months ended September 30, 2019.

ASC 842 - Leases

In February 2016, the FASB issued ASU 2016-02, "Leases", on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  ASC 842 supersedes the previous leases standard, ASC 840, "Leases."  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

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

The Company adopted the new leases standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption.  The consolidated financial statements for the nine months ended September 30, 2019 are presented under the new standard, while the comparative period and transition period presented are not adjusted and continue to be reported in accordance with the historical accounting policy.  For more information, see Note 8.

Recently issued accounting pronouncements, not yet adopted

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments." This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for Smaller Reporting Companies (SRCs, as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 "Collaborative Arrangements (Topic 808)-Clarifying the interaction between Topic 808 and Topic 606." The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606 and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted and should be applied retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit's carrying amount of goodwill over its fair value. This guidance simplifies the accounting as compared to prior GAAP. The guidance is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this new pronouncement to have a material impact on its consolidated financial statements

NOTE 3 - SEGMENT INFORMATION

The Chief Executive Officer ("CEO") is the Company's chief operating decision-maker ("CODM").  Management has determined that there are two operating segments, based on the Company's organizational structure, its business activities and information reviewed by the CODM for the purposes of allocating resources and assessing performance.

POC Platform

Through the POC platform, the Company is focused on (i) the development of proprietary cell and gene therapies, including its autologous trans-differentiation technology, (ii) therapeutic collaborations and licensing with other pre-clinical and clinical-stage biopharmaceutical companies and research and healthcare institutes and (iii) regulatory services, pre-clinical studies, intellectual property services, and co-development services ("POC development services").  Currently, the Company's POC development services constitute the entirety of the Company's revenue in the POC platform.

CDMO Platform

The CDMO platform is comprised of a specialization in cell manufacturing and development and includes two types of services to its customers: (i) manufacturing and development services and (ii) current good manufacturing practice ("cGMP") contract manufacturing services.  The CDMO platform operates (i) through Masthercell Global, which currently consists of MaSTherCell in Belgium and Masthercell U.S. in the United States, and (ii) through subsidiaries Atvio in Israel and CureCell in South Korea, each having unique know-how and expertise for manufacturing in a multitude of cell types.

The Company does not review assets by segment, therefore the measure of assets has not been disclosed for each segment.

Segment data for the nine months ended September 30, 2019 is as follows:

	CDMO Platform	POC Platform		Corporate and Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$25,160	$1,974		$(2,955)	$24,179
Cost of revenues	(14,026)	(2,411)		1,670	(14,767)
Segment gross profit (loss)	11,134	(437)		(1,285)	9,412
Research and development expenses, net	(395)	(4,994)		1,310	(4,079)
Operating expenses	(10,355)	(5,099)		(25)	(15,479)
Other income	104	-			104
Segment operating profit (loss)	$488	$(10,530)		$-	$(10,042)

Depreciation and amortization	(2,826)	(17)			(2,843)
Segment performance	$(2,338)	$(10,547)	$		$(12,885)

Reconciliation of segment performance to loss for the nine months ended September 30, 2019:

Nine-Months Ended September 30, 2019 (in Thousands)
Segment performance	$(12,885)
Stock-based compensation	(2,426)
Stock based compensation to First Choice	(2,641)
Financial expenses, net	(588)
Loss before income tax	$(18,540)

Segment data for the nine months ended August 31, 2018 is as follows:

	CDMO Platform	POC Platform	Corporate and Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$15,807	$83	$(3,037)	$12,853
Cost of revenues	(7,826)	-	927	(6,899)
Segment gross profit (loss)	7,981	83	(2,110)	5,954
Research and development expenses, net	(245)	(4,764)	2,110	(2,899)
Operating expenses	(3,895)	(4,448)		(8,343)
Other income	228			228
Segment operating profit (loss)	$4,069	$(9,129)	-	$(5,060)

Depreciation and amortization	(1,807)	(7)		(1,814)
Segment performance	$2,262	$(9,136)		$(6,874)

Reconciliation of segment performance to loss for the nine months ended August 31, 2018:

Nine-Months Ended August 31, 2018 (in Thousands)
Segment performance	$(6,874)
Stock-based compensation	(2,782)
Financial expenses, net	(3,164)
Net gain on remeasurement of previously equity interest in Atvio and CureCell to acquisition date fair value	4,509
Transaction expenses related to GPP agreement	(1,500)
Share in losses of associated company	(732)
Loss before income tax	$(10,543)

Segment data for the three months ended September 30, 2019 is as follows:

	CDMO Platform	POC Platform		Corporate and Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$8,968	$1,012		$(859)	$9,121
Cost of revenues	(5,128)	(1,510)		489	(6,149)
Segment gross profit (loss)	3,840	(498)		(370)	2,972
Research and development expenses, net	(101)	(703)		378	(426)
Operating expenses	(3,874)	(1,726)		(8)	(5,608)
Other income	35	-			35
Segment operating loss	$(100)	$(2,927)		$-	$(3,027)

Depreciation and amortization	(929)	(7)			(936)
Segment performance	$(1,029)	$(2,934)	$		$(3,963)

Reconciliation of segment performance to loss for the three months ended September 30, 2019:

Three-Months Ended September 30, 2019 (in Thousands)
Segment performance	$(3,963)
Stock-based compensation	(462)
Financial expenses, net	(395)
Loss before income tax	$(4,820)

Segment data for the three months ended August 31, 2018 is as follows:

	CDMO Platform	POC Platform	Corporate and Eliminations	Consolidated
	(in thousands)
Revenues from external customers	$8,092	$83	$(1,945)	$6,230
Cost of revenues	(3,908)	-	539	(3,369)
Segment gross profit (loss)	4,184	83	(1,406)	2,861
Research and development expenses, net	(245)	(2,898)	1,406	(1,737)
Operating expenses	(1,712)	(1,453)		(3,165)
Other income	(88)	-		(88)
Segment operating profit (loss)	$2,139	$(4,268)		$(2,129)

Depreciation and amortization	(567)	(3)		(570)
Segment performance	$1,572	$(4,271)		$(2,699)

Reconciliation of segment performance to loss for the three months ended August 31, 2018:

Three-Months Ended August 31, 2018 (in Thousands)
Segment performance	$(2,699)
Stock-based compensation	(955)
Financial expenses, net	(1,070)
Share in losses of associated companies	(202)
Net gain on remeasurement of previously equity interest in Atvio and CureCell to acquisition date fair value	4,509
Transaction expenses related to GPP agreement	(1,500)
Loss before income tax	$(1,917)

Geographic, Product and Customer Information

Most of the Company's revenues and long-lived assets are located in Belgium through its subsidiary, MaSTherCell.  Net revenues from single customers from the CDMO segment that exceed 10% of total net revenues are:

	Nine Months Ended		Three Months Ended
	September 30,	August 31,	September 30,	August 31,
	2019	2018	2019	2018
	(in Thousands)
Customer A	-	2,339	-	-
Customer B	6,404	3,922	2,128	1,651
Customer C	2,651	3,109	-	956
Customer D	2,923	-	-	-
Customer E	2,876	-	990	1,100
Customer F	-	-	-	784
Customer G	2,534	-	1,518	-

NOTE 4 - CONVERTIBLE LOANS

On April 10, 2019, the Company entered into a convertible loan agreement with an offshore investor for an aggregate amount of $500 thousand into the U.S. Subsidiary.  The investor, at its option, may convert the outstanding principal amount and accrued interest under this note into shares and three-year warrants to purchase shares of the Company's common stock at a per share exercise price of $7.00; or into shares of the U.S. Subsidiary at a valuation of the U.S. Subsidiary of $50 million.

On May 17, 2019, the Company entered into a private placement subscription agreement with an investor for $5 million.  The lender shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into units of (1) shares of common stock of the Company at a conversion price per share equal to $7.00 and (2) warrants to purchase an equal number of additional shares of the Company's common stock at a price of $7.00 per share.

On June 10, 2019, the Company entered into private placement subscription agreements with investors for an aggregate amount of $2 million. The lenders shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into units of (1) shares of common stock of the Company at a conversion price per share equal to $7.00 and (2) warrants to purchase an equal number of additional shares of the Company's common stock at a price of $7.00 per share.

In May 2019, the Company had agreed to enter into a 6% convertible loan agreement with an investor for an aggregate amount of $5 million.  The lender shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into units of (1) shares of stock of the Company at a conversion price per share equal to $7.00 and (2) warrants to purchase an equal number of additional shares of the Company's common stock at a price of $7.00 per share.  As of the date of the filing of this Quarterly Report on Form 10-Q, the loan had not yet been received by the Company.

NOTE 5 - COLLABORATIONS, LICENSE AGREEMENTS AND COMMITMENTS

Consolidation of CDMO Entities and Strategic Funding

As described in Note 10 to the financial statements as of November 30, 2018, in June 2018, the Company, Masthercell Global, and Great Point Partners, LLC ("Great Point"), and certain of Great Point's affiliates, entered into a series of definitive strategic agreements intended to finance, strengthen and expand Orgenesis' CDMO business.  An initial cash payment of $11.8 million of the consideration was remitted in June 2018 by GPP-II ($1.5 million of the initial capital contributed to Masthercell Global was used to reimburse the investors for their fees and expenses incurred in conjunction with this transaction (net payment of $10.3 million)), with a follow up payment of $6.6 million to be made in each of years 2018 and 2019, or for an aggregate of $13.2 million, if certain conditions are met.  Masthercell Global achieved the specified targets in 2018 and as such, Masthercell Global received the first payment of $6.6 million on January 16, 2019.

HekaBio K.K

As described in Note 10 to the financial statements as of November 30, 2018, on July 10, 2018, the Company and HekaBio K.K.  ("HB"), a corporation organized under the laws of Japan, entered into a Joint Venture Agreement (the "HB JVA") and established the joint venture entity Orgenesis K.K., pursuant to which the parties will collaborate in the clinical development and commercialization of regeneration and cell and gene therapeutic products (hereinafter, the "Products") in Japan (the "Project").

Effective January 1, 2019, the Company entered into a master service agreement with Orgenesis K.K. whereby the Company, subject to mutually agreed timing and definition of the scope of services, will provide, regulatory services, pre-clinical studies and intellectual property services, as well as POC services and co-development services to Orgenesis K.K.

Apart from the above, there was no material activity with respect to the HB JVA during the nine months ended September 30, 2019.

Image Securities Ltd (a Related Party).

As described in Note 10 to the financial statements as of November 30, 2018, on July 11, 2018, the Company and Image Securities Ltd., a corporation with its registered office in Grand Cayman, Grand Cayman Islands ("India Partner") entered into a Joint Venture Agreement (the "India JVA") pursuant to which the parties will form a joint venture entity ("Indian JV Entity") to collaborate in the development and commercialization of cell therapy products in India (the "Cell Therapy Products").  The India Partner will collaborate with a network of healthcare facilities and a healthcare infrastructure as well as financial partners to advance the development and commercialization of the Cell Therapy Products.  During February 2019, the Company transferred a further $1 million to the India Partner.  As of September 30, 2019, the Company had advanced $2 million in total to the India Partner, reflected in the Company's balance sheet as a loan to a related party under non-current assets (held under escrow).

Effective January 1, 2019, the Company entered into a master service agreement for the provision of certain POC services. Payments of $1.5 million for these POC services were received during 2019 and were recognized as income received in advance on the Company's balance sheet, of which $1,245 thousand was recognized as income during the nine months ended September 30, 2019. Prior to the establishment of the JV Entity, all activities are being carried out by the India Partner.

Apart from the above, there was no material activity with respect to the Indian JV Entity during the nine months ended September 30, 2019.

Collaboration Agreement with Tarus Therapeutics, Inc.

 On February 27, 2019, the Company and Tarus Therapeutics Inc., a Delaware corporation, ("Tarus") entered into a Collaboration Agreement (the "Tarus Agreement") for the collaboration in the funding, development and commercialization of certain technologies, products and patents of Tarus in the areas of therapeutics for cancer and other diseases in the field of cell therapies and their combination with checkpoint inhibitors comprised of Adenosine Receptor Antagonists.  Under the terms of the Tarus Agreement and subject to final due diligence and approved financing of the Company, the Company and/or one or more qualified investors (the "Investors") shall advance to Tarus a convertible loan in an amount of not less than $1,750 thousand and up to $3,000 thousand (the "Loan Agreement").  As of the date of the filing of this Quarterly Report on Form 10-Q, the loan agreements have not been concluded, nor has any financing been made to Tarus.  As part of such Loan Agreement, and subject to approval by the board of directors of the Company, the Investors shall have the right, within two years of the date of the Loan Agreement, to convert the outstanding convertible loan into either (i) shares of Tarus at a price per share based on a pre- money valuation of $12,500 thousand or (ii) shares of the Company's common stock at a price per share set in accordance with an approved financing of the Company, with such terms as approved by the Company in its sole discretion.  Further, as part of the Loan Agreement, the Company shall advance to Tarus up to $500 thousand within fourteen days of execution of the Loan Agreement.  Subject to the closing of the Loan Agreement, the Company and/or the Investors shall have an option, exercisable by sending written notice to Tarus at any time through the second anniversary of the closing of the Loan Agreement, to invest additional funds in an amount of up to $1,250 thousand and not less than $500 thousand in Tarus.  The Company will also have the right to appoint and/or replace one member of board of directors of Tarus.  Upon and subject to the execution of a definitive development and manufacturing agreement between the Company and Tarus ("Manufacturing and Supply Agreement"), the Company, or one or more of its affiliates, shall manufacture and supply to Tarus licensees, assignees of interest all requirements for all cell therapy elements of any combination therapy incorporating the technology of Tarus.  Following the conclusion of the clinical development stage of each product emanating from the technology of Tarus, the cell therapy component of any such product borne out of the technology of Tarus shall be exclusively supplied by the Company under the Manufacturing and Supply Agreement.  If the Company and Tarus fail to sign such Manufacturing and Supply Agreement for any given Tarus product, Tarus shall pay the Company an amount equal to four percent of gross revenues derived by Tarus from such Tarus products.

Apart from the above, there was no activity in the Tarus collaboration.

Theracell Advanced Biotechnology

On February 14, 2019, the Company and Theracell Advanced Biotechnology ("Theracell"), a corporation organized under the laws of Greece, entered into a Joint Venture Agreement (the "Greek JVA") pursuant to which the parties will collaborate in the clinical development and commercialization of the Company's products (hereinafter, the "Company Products") in Greece, Turkey, Cyprus and Balkan countries (the "Territory") and the clinical development and commercialization of Theracell's products (hereinafter, the "Theracell Products") worldwide (the "Project").  The parties intend to pursue the Project through a joint venture ("JV") by forming a JV entity (the "Greek JV Entity").  Until the Greek JV Entity is formed, all JV activities are being carried out by Theracell.  The Company by itself, or together with a designee, will hold a 50% participating interest in the Greek JV Entity, with the remaining 50% participating interest being held by Theracell or its affiliate following the parties' contributions to the Greek JV Entity as set forth under the Greek JVA.  The Greek JV Entity will have a steering committee that will act as the board of directors of the Greek JV Entity and shall be composed of a total of five members, with two members appointed by each party and one industry expert.

Under the Greek JVA, each party shall be responsible for providing up to $10 million in funding, of which $5 million shall be provided in the form of in-kind contributions.  Each party shall also have the right to invest up to an additional $10 million, if such financing is determined to be necessary by the steering committee of the Greek JV Entity or if a party wishes to maintain its pro rata participating interest upon a future financing round in the Greek JV Entity ("Additional Investment").  The terms of such Additional Investment, if any, will be on terms mutually agreeable to the parties, provided that the minimum pre-money valuation for any such Additional Investment shall be at least $20 million.  Any Additional Investment by a Party may lead to dilution of the other Party's participating interest unless such other party provides the requisite investment to maintain its participating percentage within two (2) years of such Additional Investment.

Under the Greek JVA, the Company can require Theracell to sell to the Company its entire participating interest in the Greek JV Entity in consideration for the issuance of the Company's Common Stock based on an agreed upon formula for determining the Greek JV Entity's valuation, which shall be the higher of (i) $20 million, (ii) two times the revenues of the Greek JV Entity, (iii) four times the EBITDA of the Greek JV Entity or (iv) the valuation of the Greek JV Entity in its last Additional Investment round. If the parties decide to sell the Greek JV Entity, they will mutually agree upon the terms of such sale.

Under the Greek JVA, the Company shall, subject to fulfilment of Theracell's obligations under the Greek JVA, grant the Greek JV Entity an exclusive license to certain intellectual property of the Company as may be required for the Greek JV Entity to develop and commercialize the Company Products in the Territory.  In consideration for such license, the Greek JV Entity shall pay the Company, royalties at the rate of 15% of the Greek JV Entity's net sales of Company Products in the Territory.

In addition, under the Greek JVA, Theracell shall, subject to fulfillment of the Company's obligations under the Greek JVA, grant the Greek JV Entity an exclusive license to certain intellectual property of Theracell as may be required for the Greek JV Entity to develop and commercialize the Theracell Products globally.  In consideration of such license, the Greek JV Entity shall pay Theracell, in addition to other payments, royalties at the rate of 15% of the Greek JV Entity's worldwide net sales of Theracell Products.

Any new intellectual property discovered in connection with the development undertaken by the Greek JV Entity shall belong to the Greek JV Entity and such intellectual property will be licensed to the Company on a non-exclusive, worldwide (other than the Territory, as defined in the Greek JVA), royalty free basis.

On February 14, 2019, the Company entered into a master service agreement with Theracell whereby the Company, subject to mutually agreed timing and definition of the scope of services, will provide regulatory services, pre-clinical studies, intellectual property services, GMP process translation services and co-development services to Theracell during 2019.  During the 9-month period ended September 30, 2019, the Company recognized POC development service revenue in the amount of $729 thousand.

During 2019, the Company has transferred $372 thousand to Theracell.  Prior to the establishment of the JV Entity, all activities were being carried out by Theracell.

Apart from the above, there was no material activity under the Greek JVA

First Choice International Company, Inc.

 On March 12, 2019, the Company and First Choice International Company, Inc., ("First Choice"), a corporation organized under the laws of Delaware, entered into a Joint Venture Agreement (the "Panama JVA") pursuant to which the parties will collaborate in the clinical development and commercialization of the Company's products (hereinafter the "Company Products") in Panama and certain other Latin American countries as agreed by the parties (the "Territory") and the clinical development and commercialization of First Choice's products (hereinafter the "First Choice Products") worldwide (other than in the Territory) (the "Project").  The parties intend to pursue the Project through a joint venture ("Panama JV") by forming a JV entity ("Panama JV Entity").  Until the Panama JV Entity is formed, all Panama JV activities will be carried out by First Choice within the Territory. Upon formation of the Panama JV Entity, the Company by itself, or together with a designee, will hold a 50% participating interest in the Panama JV Entity, with the remaining 50% participating interest being held by First Choice or its affiliate or partner.  The Panama JV Entity will have a steering committee that will act as the board of directors of the Panama JV Entity and shall be composed of five members, with two members appointed by each party and one industry expert.

Under the Panama JVA, each party shall endeavor to provide up to $5 million in funding for development, either through investment instruments or in-kind contributions within the first three (3) years of the Panama JV.  Each party shall also have the right to invest additional funds in the Panama JV Entity (which such investment(s) may also be in the form of a convertible loan), if such financing is determined to be necessary by the steering committee of the Panama JV Entity or to maintain such Party's pro-rata share of the Panama JV Entity ("Additional Investment").

In order to compensate First Choice for the Panama JV activities that First Choice has already completed prior to the Panama JVA, the Company paid First Choice $100,000.  In addition, it has issued to First Choice 375,000 shares of Common Stock and issued another 150,000 shares of Common Stock in September of 2019. These payments and the value of Common Stock issued in the amount of $2.6 million were charged to research and development expenses during the period ended September 30, 2019 under ASC 730-10-50 and ASC 20-50.

Each of the Company and First Choice shall provide strategic guidance to the Panama JV Entity and the Company shall provide hospital (management) services to the Panama JV Entity, among other POC development services as shall be set forth in a master service agreement to be negotiated in good faith and entered into by the parties.

Under the Panama JVA, the Company can require First Choice to sell to the Company its participating interest in the JV Entity in consideration for the issuance of the Company's Common Stock by dividing an agreed upon Panama JV Entity valuation by the weighted average price of the Company's Common Stock during the three (3) trading day preceding the closing of such sale.  The Panama JV Entity valuation will be the higher of (i) two times the revenues of the Panama JV Entity, (ii) four times the EBITDA of the Panama JV Entity or (iii) the valuation of the Panama JV Entity in its last Additional Investment round.  If the parties decide to sell the Panama JV Entity, they will mutually agree on the terms of such sale.

Under the Panama JVA, the Company shall, subject to fulfilment of First Choice's obligations under the Panama JVA, grant the Panama JV Entity an exclusive license to certain intellectual property of the Company as may be required for the Panama JV Entity to develop and commercialize the Company Products in the Territory, subject to minimum sales obligations. In consideration of such license, the Panama JV Entity shall pay the Company royalties at the rate of 15% of the Panama JV Entity net sales of Company Products sold in the Territory.

In addition, under the Panama JVA, First Choice shall, subject to fulfilment of the Company's obligations under the Panama JVA, grant the Panama JV Entity an exclusive license to certain intellectual property of First Choice as may be required for the Panama JV Entity to develop and commercialize the First Choice Products globally. In consideration of such license, the Panama JV Entity shall pay First Choice, royalties at the rate of 15% of the Panama JV Entity's worldwide net sales of First Choice Products.  Additionally, and for separate consideration to the Company, First Choice shall be granted a limited, non-exclusive license to certain Company owned rights relating to the Human Papilloma Virus.

Any new inventions discovered during the development with respect to the Panama JV shall belong to the Panama JV Entity and will be licensed to the Company on a non-exclusive, worldwide (other than the Territory), royalty free basis.

At the request of either party, the parties shall discuss between them in good faith the terms upon which a party may convert its participating interests in the Panama JV Entity into streaming royalties based on Panama JV Entity's revenues.

Apart from the above, there was no activity in the Panama JVA.

Cure Therapeutics Collaboration Agreement

As described in Note 10 to the financial statements as of November 30, 2018, on May 7, 2018, the Company and Cure Therapeutics entered into a collaboration agreement for the development of therapies based on liver and NK cells.  An amount of $1,101 thousand was charged during the nine months ended September 30, 2019.  As of  September 30, 2019, the development project has not been completed.  As part of the agreement, Cure Therapeutics has subcontracted development and contract manufacturing activities to CureCell.  An amount of $571 thousand was recognized during the nine months ended September 30, 2019.

KinerjaPay Corp.

On May 6, 2019 (the "Effective Date"), the Company and KinerjaPay Corp., a Delaware corporation, entered into a Joint Venture Agreement (the "Singapore JVA") pursuant to which the parties will collaborate in the clinical development and commercialization of the Company's products in Singapore and the introduction of KinerjaPay products to be offered for sale by the Company globally outside Singapore.  The parties intend to pursue the joint venture through a newly established company (hereinafter the "Singapore JV Entity"), which the Company by itself, or together with a designee, will hold a 51% participating interest therein, with the remaining 49% participating interest being held by KinerjaPay Corp.

Under the Singapore JVA, each party shall endeavor to provide the Singapore JV Entity up to $5 million within three (3) years of the Singapore JVA.  Funding may be provided in part in the form of convertible loans, in-kind contributions, including intellectual property, and services related to advancement of the Singapore JV Entity.  The Company's in-kind contribution may be in the form of 250,000 shares of the Company's restricted stock, issuable to KinerjaPay or KinerjaPay designated third party (instead of to the Singapore JV Entity) on the Effective Date and to be held in escrow by the Company to be released to KinerjaPay in return for services to be provided by KinerjaPay or KinerjaPay designated third party as will be mutually agreed between the parties.

Under the Singapore JVA, the Company can require KinerjaPay to sell to the Company its participating interest in the Singapore JV Entity in consideration for the issuance of the Company's common stock based on an agreed upon formula for determining Singapore JV Entity valuation.

Apart from the above, there was no activity in the Singapore JV Entity.

Sponsored Research and Exclusive License Agreement with Columbia University

 Effective April 2, 2019, the Company and The Trustees of Columbia University in the City of New York, a New York corporation, ("Columbia") entered into a Sponsored Research Agreement (the "SRA") whereby the Company will provide financial support for studying the utility of serological tumor marker for tumor dynamics monitoring.  Under the terms of the SRA, the Company shall pay $300 thousand per year for three years, or for a total of $900 thousand, with payments of $150 thousand due every six months.

 Effective April 2, 2019, the Company and Columbia entered into an Exclusive License Agreement (the "Columbia License Agreement") whereby Columbia granted to the Company an exclusive license to discover, develop, manufacture and sell product in the field of cancer therapy.  In consideration of the licenses granted under the Columbia License Agreement, the Company shall pay to Columbia (i) a royalty of 5% of net sales of any patented product sold and (ii) 2.5% of net sales of other products.

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

The goal of the proposed study, entitled "Collection of Human Liver Biopsy and Whole Blood Samples from Type 1 Diabetes Mellitus (T1DM), Total or Partial Pancreatectomy Patients for Potential use as an Autologous Source for Insulin Producing Cells in Future Clinical Studies," is to confirm the suitability of the liver cells for personalized cell replacement therapy, as well as eligibility of patients to participate in a future clinical study, as defined by successful AIP cell production from their own liver biopsy.  The secondary objective of the study is to evaluate patients' immune response to AIPs based on the patient's blood samples and followed by subcutaneous implantation into the patients' arm which would represent the first human trial. The Company has developed a novel technology based on technology licensed from Tel Hashomer Medical Research Infrastructure and Services Ltd., utilizing liver cells as a source for AIP cells as replacement therapy for islet transplantation.

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

In June, 2019, the Company received additional Institutional Review Board ("IRB") approval to collect liver biopsies from patients at a leading medical center in USA for a planned study to confirm the suitability of liver cells for personalized cell replacement therapy for patients with insulin-dependent diabetes resulting from total pancreatectomy (the granted Orphan Drug Designation indication).  The liver cells are intended to be bio-banked at the New York Blood Center, NYC for potential future clinical use. In October 2019, a liver sample from the first recruited patient was collected and processed and stored at the New York Blood Center, NYC in specialized, clinical grade, tissue banks for potential clinical use.

Joint Venture Agreement with SBH Sciences, Inc.

On May 15, 2019, the Company entered into a Joint Venture Agreement with SBH Sciences, Inc., a Massachusetts corporation, ("SBH") for the establishment of a joint venture with SBH for the purpose of collaborating in the field of gene and cell therapy development, process and services of bio-exosome therapy products and services in the areas of diabetes, liver cells and skin applications, including wound healing (the "SBH JV Agreement").  Under the terms of the SBH JV Agreement, a joint venture entity shall be formed as an LLC in the State of Delaware, with participating interests equally held by the Company and SBH (the "SBH JV Entity").  The SBH JV Agreement requires that SBH and the Company shall each contribute $250,000 to the SBH JV Entity for the purpose of carrying out the initial development activities relating to (i) a development hub for in vitro assays design, development and optimization of standard operating procedures in order to demonstrate product safety, identity, purity, content and potency for cell-based product quality control, as required by regulatory agencies and (ii) novel therapies/assays in the gene and cell therapy field.  Further to the Company's and SBH's cash contributions to the SBH JV Entity, SBH and the Company shall make an in-kind contribution toward the development activities valued at $250 thousand for (i) SBH to create and manage a certified facility, know-how related to assay development, contribution of a human cell-line bank, the provision of a fully equipped in vitro cell culture lab, the establishment and training and performance of developed assays and for (ii) the Company to identify potential business development and revenue opportunities, regulation and intellectual property consulting, assay development as required for GMP manufacturing, budget and work planning and control testing.  The board of directors of the SBH JV Entity shall be comprised of three directors with one appointed by SBH and two appointed by the Company.  All intellectual property conceived or developed resulting from the business of the SBH JV Entity, that is not SBH's or the Company's background intellectual property, shall be owned exclusively by the SBH JV Entity, although the Company shall be granted the right to exclusively license any intellectual property arriving from the development activities of the SBH JV Entity, or exclusively distribute products based thereon.

During the third quarter of 2019, the Company transferred $50 thousand to SBH.

FDA Approval for Orphan Drug Designation for AIP Cells

On June 11, 2019, the FDA granted Orphan Drug Designation for the Company's AIP cells as a cell replacement therapy for the treatment of severe hypoglycemia-prone diabetes resulting from total pancreatectomy ("TP") due to chronic pancreatitis.  The incidence of diabetes following TP is 100%, resulting in immediate and lifelong insulin-dependence with the loss of both endogenous insulin secretion and that of the counter-regulatory hormone, glucagon.  Glycemic control after TP is notoriously difficult with conventional insulin therapy due to complete insulin dependence and loss of glucagon-dependent counter-regulation.  Patients with this condition experience both severe hyperglycemic and hypoglycemic episodes.

Construction of development and production facilities in the USA

 In August 2019, Masthercell US entered into a contract for the construction and development of its 32,011 square foot production facility in Houston, Texas. The total value of the contract is $7.8 million. By September 30, 2019, $3.4 million of this contract had been incurred. The facility is expected to be completed in the first half of 2020.

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

See Note 8 regarding Lease commitments.

NOTE 6 - STOCK BASED COMPENSATION

a. Options Granted to employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2019 to September 30, 2019:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	89,500	$4.5-$5.07	Quarterly over a period of 2 years	$312	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2019 to September 30, 2019
Value of one common share	$4.5-$5.07
Dividend yield	0%
Expected stock price volatility	86%-88%
Risk free interest rate	1.45%-2.47%
Expected term (years)	5.56

b. Options Granted to non-employees

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2019 to September 30, 2019:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Non-employees	18,335	$4.5-$5.07	Over a period of 5 years	$74	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2019 to September 30, 2019
Value of one common share	$4.5-$5.07
Dividend yield	0%
Expected stock price volatility	90%-92%
Risk free interest rate	1.52%-2.62%
Expected term (years)	10

c. Shares and Warrants for the purchase of shares in the Company granted to non-employees

During December 2018, the Company issued to consultants 2,858 warrants, each exercisable at $7.00 per share for three years.  The fair value of those warrants as of the date of grant using the Black-Scholes valuation model was $8 thousand.

In December 2018, the Company entered into an investor relation services, marketing and related services agreement.  Under the terms of the agreement, the Company agreed to issue the consultant 10,000 shares of restricted common stock, of which the first 2,500 shares vested on the signing date, and 7,500 shares are to vest monthly over 3 months commencing January 2019.  As of September 30, 2019, 10,000 shares were fully vested.  The fair value of the shares was $51 thousand using the fair value of the shares on the vesting dates. $37 thousand was recognized during the nine months ended September 30, 2019.

In December 2018, the Company entered into a separate investor relations services, marketing and related services agreement.  Under the terms of the agreement, the Company agreed to issue the consultant 40,000 shares of restricted common stock, of which the first 6,667 shares vested on the signing date, and 33,333 shares vested monthly over five months commencing January 2019.  As of September 30, 2019, 40,000  shares were fully vested.  The fair value of the shares was $200 thousand using the fair value of the shares at the vesting dates. $163 thousand was recognized during the nine months ended September 30, 2019.

d. Options Granted to employees of Masthercell Global for the purchase of shares in Masthercell Global

The rows below summarize the terms of options granted to employees of Masthercell Global Inc. during the nine months ended September 30, 2019:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	16,667	$13.52	Over 5 years. Approximately 56% of the options are performance based	$134	10 years

The fair valuation of these option grants is based on the following assumptions:

January 1, 2019 to September 30, 2019
Value of one common share	$12.28*
Dividend yield	0%
Expected stock price volatility	69%**
Risk free interest rate	2.78%
Expected term (years)	7

* Based on Masthercell Global valuation

** Based on comparable companies

NOTE 7 - LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30,	August 31,	September 30,	August 31,
	2019	2018	2019	2018
Basic:
Net loss attributable to Orgenesis Inc.	4,549	5,070	18,061	13,295
Adjustment of redeemable non-controlling interest to redemption amount	2,461	-	3,314	-
Net loss attributable to Orgenesis Inc. for loss per share	7,010	5,070	21,375	13,295
Weighted average number of common shares outstanding	16,028,518	14,355,430	15,858,666	12,774,802
Loss per common share	0.44	0.35	1.35	1.04
Diluted:
Net loss attributable to Orgenesis Inc. for loss per share	7,010	5,070	21,375	13,295
Weighted average number of shares used in the computation of basic and diluted loss per share	16,028,518	14,355,430	15,858,666	12,774,802
Loss per common share	0.44	0.35	1.35	1.04

For the nine months ended September 30, 2019, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.  Diluted loss per share does not include 8,543,526 shares underlying outstanding options and warrants and 729,567 shares upon conversion of convertible loans for the nine months ended September 30, 2019, because the effect of their inclusion in the computation would be anti-dilutive.

NOTE 8 - LEASES

As of January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)," which requires leases with durations greater than twelve months to be recognized on the balance sheet.  The Company adopted the standard using the modified retrospective approach with an effective date as of the beginning of our fiscal year, January 1, 2019.  The total impact of the adoption of this standard at January 1, 2019 is an increase of assets and liabilities in the amount of $2,919 thousand.  Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.  The Company elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

The Company's leases do not provide a readily determinable implicit rate.  Therefore, the Company estimated the incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Manufacturing facilities

The Company leases space for its CDMO facilities in Belgium, Israel and the United States under operating lease agreements.  The leasing contracts are for a period of  1 - 16 years .

Research and Development facilities

The Company leases space for its research and development facilities in South Korea under an operating lease agreement.  The leasing contracts are for a period of  2 years .

Equipment

The Company leases laboratory equipment in Belgium under several finance lease agreements. The equipment is the basic material for our new production center (such as incubator, laminar flow and bio-reactor).  Each leasing contract is valid for a term of  5 years .

Offices

The Company leases space for offices in Belgium and Israel under operating leases.  The leasing contracts are valid for terms of  1 - 5 years . These contracts are considered as operational leasing and under operating lease right-of-use assets.

Cars

The Company leases cars.  Each leasing contract is valid for a term of  2 - 4 years . These contracts are considered as operational leasing and operating lease right-of-use assets.

Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

September 30, 2019
Assets
Operating Leases
Operating lease right-of-use assets	9,595
Finance Leases
Property and equipment, gross	1,024
Accumulated depreciation	(188)
Property and equipment, net	836

Liabilities
Current liabilities
Current maturities of operating leases	1,624
Current maturities of long-term finance leases	227
Long-term liabilities
Non-current operating leases	7,435
Long-term finance leases	505

Weighted Average Remaining Lease Term
Operating leases	10.6 years
Finance leases	3.2 years
Weighted Average Discount Rate
Operating leases Finance leases	5.7% 4.7%

Lease Costs

The table below presents certain information related to lease costs and finance and operating leases during the nine months ended September 30, 2019.

Nine Months Ended September 30, 2019

Operating lease cost:	$1,466
Finance lease cost:
Amortization of leased assets	162
Interest on lease liabilities	15
Total finance lease cost	$177

The table below presents certain information related to lease costs and finance and operating leases during the three months ended September 30, 2019:

Three Months Ended September 30, 2019

Operating lease cost:	$456
Finance lease cost:
Amortization of leased assets	52
Interest on lease liabilities	3
Total finance lease cost	$55

The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
(in Thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating cash flows from operating leases	1,999
Operating cash flows from finance leases	194

Right-of-use assets obtained in exchange for lease obligations:
Operating leases, net	7,955
Finance leases	65

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Finance Leases
Year ended December 31,
Remaining months 2019	$898	$61
2020	1,366	245
2021	976	185
2022	907	166
2023	906	109
Thereafter	9,082	-
Total minimum lease payments	14,135	766
Less: amount of lease payments representing interest	(5,076)	(34)
Present value of future minimum lease payments	9,059	732
Less: Current leases obligations	(1,624)	(227)
Long-term leases obligations	$7,435	$505

Future minimum lease payments as of November 30, 2018

Future minimum lease commitments under non-cancelable operating lease agreements are as follows:

2019	$783
2020	626
2021 and thereafter	3,504
Total	$4,913

Future minimum lease payments as of December 31, 2018

No material change in the month ended December 31, 2018.

Lease facilities in the United States

 During January 2019, Masthercell U.S. executed a lease agreement for production facilities in the United States.  Under the terms of the agreement, Masthercell U.S. leased approximately 32,011 square feet for 180 months.  Masthercell U.S. advanced $1.6 million on account of a security deposit, tenant improvement allowance and prepaid base rent.

Lease facilities in Belgium

 In March 2019, Masthercell announced plans to establish a new, state-of-the-art production site in the Gosselies Biopark in Belgium, designed to manufacture late-stage and commercially approved cell and gene therapy products.  In connection with this announcement, the Company signed a lease agreement for a 61,354 square foot building.

NOTE 9 - SUBSEQUENT EVENTS

Entry into a credit line financing transaction with certain individual investors

On October 3, 2019 (the "Effective Date"), the Company entered into a Private Placement Subscription Agreement and Convertible Credit Line Agreement (collectively, the "Credit Line Agreements") with four non-U.S. investors (the "Lenders"), pursuant to which the Lenders furnished to the Company access to an aggregate $5.0 million credit line (which consists of $1.25 million from each Lender) (collectively, the "Credit Line").  Pursuant to the Credit Line Agreements, the Company is entitled to draw down an aggregate of $1 million (consisting of $250,000 from each Lender) of the Credit Line in each of October 2019 and November 2019.  In each of December 2019, January 2020 and February 2020, the Company may draw down an additional aggregate of $1 million (consisting of $250,000 from each Lender), until the total amount drawn down under the Credit Line reaches an aggregate of $5 million (consisting of $1.25 million from each Lender), subject to the approval of the Lenders.  Each draw down shall be evidenced by a form of Unsecured Convertible Note (each, a "Note" and collectively, the "Notes").

Pursuant to the terms of the Credit Line Agreements and the Notes, the total loan amount, and all accrued but unpaid interest thereon, shall become due and payable on the second anniversary of the Effective Date (the "Maturity Date").  The Maturity Date may be extended by each Lender in its sole discretion and shall be in writing signed by the Company and the Lender.  Interest on any amount that has been drawn down under the Credit Line accrues at a per annum rate of eight percent (8%).  At any time prior to or on the Maturity Date, by providing written notice to the Company, each of the Lenders is entitled to convert its respective drawdown amounts and all accrued interest, into shares of the Company's common stock, par value $0.0001 per share (the "Common Stock"), at a conversion price equal to $7.00 per share.

Furthermore, upon the drawdown of $500 thousand from each Lender and, together with the other Lenders, a drawdown of an aggregate of $2 million under the Credit Line, the existing warrants of the Lenders to purchase shares of Common Stock shall be amended to extend their exercise date to June 30, 2021 and the Company will issue to each of the Lenders warrants to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share.  The new warrants will be exercisable for three (3) years from the Effective Date.

License agreement with Caerus Therapeutics Inc.

On October 28, 2019 ("effective date") the company entered into a license with Caerus Therapeutics Inc. ("Caerus") whereby Caerus granted the Company an exclusive license to all Caerus IP relating to advanced chemeric antigen vectors for targeting tumors. As part of the consideration for the license, following the determination by the Company that the commercialization of the licensed products is feasible, the Company shall issue Caerus an option to purchase seventy thousand (70,000) shares of Common Stock at an exercise price of seven dollars ($7) per share, to be exercised within 10 years following the effective date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, as filed with the Securities and Exchange Commission (the "SEC") on February 13, 2019.  Certain statements made in this discussion are "forward-looking statements" within the meaning of 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used herein, the words "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company's business, industry, and the Company's operations and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States ("U.S."), the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Unless otherwise indicated or the context requires otherwise, the words "we," "us," "our," the "Company" or "our Company" or "Orgenesis" refer to Orgenesis Inc., a Nevada corporation, and its majority-owned subsidiary, Masthercell Global Inc., a Delaware corporation ("Masthercell Global"), Orgenesis Belgium SRL (formerly Orgenesis SPRL), a Belgian-based entity which is engaged in development and manufacturing activities, together with clinical development studies in Europe (the "Belgian Subsidiary"), Orgenesis Ltd., an Israeli corporation (the "Israeli Subsidiary"), Orgenesis Maryland Inc., a Maryland corporation (the "Maryland Subsidiary"), Atvio Biotech Ltd., an Israeli-based CDMO ("Atvio"), and CureCell Co. Ltd., a Korea-based CDMO ("CureCell").  Masthercell Global's subsidiaries include MaSTherCell S.A., a Belgian-based subsidiary and a Contract Development and Manufacturing Organization ("CDMO") specializing in cell therapy development and manufacturing for advanced medicinal products ("MaSTherCell"), Masthercell U.S., LLC, a U.S.-based CDMO ("Masthercell U.S."), and Cell Therapy Holdings S.A.

Corporate Overview

We are a biotechnology company specializing in the development, manufacturing and provision of technologies and services in the cell and gene therapy industry.  We operate through two platforms: (i) a point-of-care ("POCare") cell therapy platform ("POC") and (ii) a CDMO platform conducted through our subsidiaries, Masthercell Global, Atvio and CureCell.  Through our POC platform, our aim is to further the development of Advanced Therapy Medicinal Products ("ATMPs") through collaborations and in-licensing with other pre-clinical and clinical-stage biopharmaceutical companies and research and healthcare institutes to bring such ATMPs to patients.  We out-license these ATMPs through regional partners to whom we also provide regulatory services, pre-clinical studies, intellectual property services, and co-development services (collectively, "POC development services") to support their activity in order to reach patients in a point-of-care hospital setting.  Through our CDMO platform, we are focused on providing contract manufacturing and development services for biopharmaceutical companies.

Activities in our POC platform include a multitude of cell therapies, including autoimmune, oncologic, neurologic and metabolic diseases and other indications.  We plan to provide POC Services to our joint venture ("JV") regional partners, pharmaceutical and biotech companies as well as research institutions and hospitals that have cell therapies in clinical development.  We believe that each of these customers and collaborations represents a revenue and growth opportunity upon regulatory approval.  Furthermore, our trans-differentiation technology demonstrates the capacity to induce a shift in the developmental fate of cells from the liver or other tissues and transdifferentiating them into "pancreatic beta cell-like" Autologous Insulin Producing ("AIP") cells for patients with Type 1 Diabetes, acute pancreatitis and other insulin deficient diseases.  This technology, which has yet to be proven in human clinical trials, has shown in pre-clinical animal models that the human derived AIP cells produce insulin in a glucose-sensitive manner.  This trans-differentiation technology is licensed by our Israeli Subsidiary and is based on the work of Prof. Sarah Ferber, our Chief Scientific Officer and a researcher at Tel Hashomer Medical Research Infrastructure and Services Ltd. in Israel.  Our development plan calls for conducting additional pre-clinical safety and efficacy studies with respect to diabetes and other potential indications prior to initiating human clinical trials. We own or have exclusive rights to six (6) US and seven (7) foreign issued patents, two (2) US and twenty two (22) foreign patents applications, and five (5) PCT patent applications. These patents and applications relate, among others, to the trans-differentiation of cells (including hepatic cells) to cells having pancreatic β-cell-like phenotype and function and to their use in the treatment of degenerative pancreatic disorders, including diabetes, pancreatic cancer and pancreatitis. These patents and applications are expected to expire between June 1, 2020 and March 6, 2039. Six (6) US and twelve (12) foreign patents, and one (1) US and five (5) foreign patent applications relate, among others, to scaffolds, including alginate and sulfated alginate scaffolds, polysaccharides thereof, and scaffolds for use for cell propagation, trans-differentiation, and transplantation in the treatment of autoimmune diseases, including diabetes. These patents and applications are expected to expire between February 1, 2026 and January 5, 2037. One (1) US and five (5) foreign patent applications relate, among others, to bioactive conjugates for use in treating autoimmune diseases and for induction of immunotolerance responses. These applications are expected to expire on January 5, 2037. One (1) US patent application relates, among others, to a leukocyte-based cancer vaccine. This application is expected to expire on March 3, 2037. In June 2019, the United States Food & Drug Administration ("FDA") granted us the Orphan Drug designation for our Autologous Insulin Producing ("AIP") cells as a cell replacement therapy for the treatment of severe hypoglycemia-prone diabetes resulting from total pancreatectomy ("TP") due to chronic pancreatitis ("CP").

Our CDMO platform operates through (i) our majority-owned subsidiary, Masthercell Global, which currently consists of the following two subsidiaries:  MaSTherCell in Belgium, and Masthercell U.S. in the United States, (ii) wholly-owned Atvio in Israel and (iii) our 94.12% owned subsidiary CureCell in South Korea, each having unique know-how and expertise for manufacturing in a multitude of cell types.  As part of our U.S. activity, we are setting up a CDMO facility in the United States.  We believe that, in order to provide optimal service to our customers, we need to have a global presence.  We target the international market as a key priority through our network of facilities that provide development, manufacturing and logistics services, utilizing our advanced quality management system and experienced staff.  All of these capabilities offered to third-parties are utilized for our internal development projects, with the goal of allowing us to be able to bring new products to patients faster and in a more cost-effective way.  Masthercell Global strives to provide services that are all compliant with Good Manufacturing Practice, or GMP, requirements, ensuring identity, purity, stability, potency and robustness of cell therapy products for clinical Phase I, II, III and through commercialization.

We operate our POC and CDMO platforms as two separate business segments.

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

The subsidiaries related to this business are as follows:

  United States:  Orgenesis Maryland Inc. - This is the center of activity in North America currently focused on technology licensing, therapeutic collaborations and preparation for U.S. clinical trials.
  European Union:  Orgenesis Belgium SRL (formerly Orgenesis SPRL) - This is the center of activity in Europe currently focused on process development and preparation of European clinical trials.
  Israel:  Orgenesis Ltd. - This is a research and technology center, as well as a provider of regulatory, clinical and pre-clinical services.

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
  Sub-Licensing Fees:  Innovative technologies such as scaffolds and IoT sensors and closed system bioreactors that allow autologous cell manufacturing in lower grade clean rooms; and
  POC development services:  Regulatory services, pre-clinical studies, intellectual property services, and co-development services

Our aim is to provide a pathway to bring ATMPs in the cell and gene therapy industry from research to patients worldwide through our POCare network.  We define POCare cell and gene therapy as a process of collecting, processing and administering cells within the patient care environment, mainly through academic partnerships in a hospital setting.  We believe this approach is an attractive proposition for personalized medicine because POCare therapy facilitates the development of technologies through our strategic partnerships and utilizes closed systems that have the potential of reducing the required grade of clean room facilities, thus substantially reducing manufacturing costs.  Furthermore, cell transportation, which is a high-risk and costly aspect of the supply chain, could be minimized or eliminated.

While our POC business strategy is currently limited to early stage development to overcome certain industry challenges, we intend to continue developing a global POCare network, with the goal of developing ATMPs, and mainly autologous cell therapies, via joint ventures with partners who bring strong regional networks.  Such networks include partnerships with local hospitals which allows us to engage in continuous in-licensing of, mainly, autologous therapies from academia and research institutes, co-development of hospital and academic-based therapies, and utilization of hospital networks for clinical development of therapies.

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

The complexity of manufacturing individual cell therapy treatments poses a fundamental challenge for cell therapy-based companies as they enter the field.  This complexity potentially casts a spotlight on improved cGMP, large-scale manufacturing processes, such as the services provided by Masthercell Global, Atvio and CureCell.  Manufacturing and delivery can be more complex in cell therapy products than for a typical drug.  In the U.S., only a few dozen specialized hospitals are currently qualified to provide CAR T treatments, which require retrieving, processing and then returning immune cells to the patient, all done under strict cGMP, as well as monitoring and treating side effects.  These factors provide real incentives for cell therapy companies to seek third-party partners, or contract manufacturers, who possess technical, manufacturing, and regulatory expertise in cell therapy development and manufacturing such as cell therapy CDMOs like MaSTherCell, Atvio and CureCell.  Additionally, establishing a manufacturing facility for cell therapy requires specific expertise and significant capital which can delay the clinical trials by at least two years.  As companies are looking to expedite their market approval, utilization of a CDMO can result in faster time to market and overall lower expenditure.

Integration of development and manufacturing and logistics services through Masthercell Global (and its subsidiaries), Atvio and CureCell provide the basis for generating a recurring revenue stream, as well as carefully managing our fixed cost structure to maximize optionality and drive down production cost.  We believe that Masthercell Global is also beneficial for our own manufacturing needs and provides us, and our customers, with enhanced control of material supply for both clinical trials and the commercial market.

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

Recent Developments During the Three Months Ended September 30, 2019

Transfer Agreement of Atvio and CureCell

On August 7, 2019, the Company, Masthercell Global and GPP-II Masthercell, LLC, a Delaware limited liability company ("GPP-II"), (the "Parties") entered into a Transfer Agreement (the "Transfer Agreement").  As a result of the Transfer Agreement, Masthercell Global transferred all of its equity interests of Atvio and CureCell to Orgenesis Inc in exchange for one dollar ($1.00).  The Transfer Agreement also contains agreements made with respect to certain intercompany loans.

In addition, the Parties agreed that (i) the Company and its subsidiaries shall cease all use or engagement of any employees of Masthercell Global or any of its subsidiaries, (ii) Masthercell Global may use the services of Atvio or South Korea Sub for certain subcontracting services on terms and at prices mutually agreed between the Company and Masthercell Global, and (iii) if the Company determines that it needs manufacturing services of the type offered by MaSTherCell and/or Masthercell U.S., Masthercell Global (on behalf of MaSTherCell and Masthercell U.S., as applicable) and the Company shall use good faith efforts to negotiate and execute a contract that contemplates MaSTherCell or Masthercell U.S., as applicable, providing such manufacturing services to the Company; provided, that such contract shall be on terms and at prices (in accordance with standard fair market rates) that are mutually agreed between the Company and Masthercell Global at the time any such contract is executed, (iv) the Management Services Agreement between the Company and Masthercell Global, dated June 28, 2018, will terminate on June 28, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended August 31, 2018

Our financial results for the three months ended September 30, 2019 are summarized as follows in comparison to the three months ended August 31, 2018:

	Three Months Ended September 30,	Three Months Ended August 31,
	2019	2018
	(in thousands)
Revenues	$9,121	$6,230
Cost of sales	6,364	3,381
Research and development expenses, net	738	1,902
Amortization of intangible assets	514	505
Selling, general and administrative expenses	5,965	4,008
Share in losses of associated company	-	202
Financial expense, net	395	1,070
Other income, net	(35)	(2,921)
Loss before income taxes	$4,820	$1,917

Revenues

	Three Months Ended September 30,	Three Months Ended August 31,
	2019	2018
	(in thousands)
Services	$6,666	$4,473
Goods	2,455	1,757
Total	$9,121	$6,230

Our revenues were derived from sales by our subsidiary Masthercell Global and its subsidiaries (mainly MaSTherCell) and from POC development services to our Indian and Greek collaborations.  Our revenues for the three months ended September 30, 2019 were $9,121 thousand, as compared to $6,230 thousand for the three months ended August 31, 2018, representing an increase of 46%.  The increase was attributable to (i) existing customer service contracts with biotech clients, as well as from revenues generated from existing manufacturing agreements as MaSTherCell was able to accept the additional contracts following its expansion of laboratory capacity and (ii) revenues of $1,012 thousand generated from POC development services.

Expenses

Cost of Revenues

	Three Months Ended September 30,	Three Months Ended August 31,
	2019	2018
	(in thousands)
Salaries and related expenses	$2,200	$1,568
Stock-based compensation	45	28
Professional fees and consulting services	608	98

Raw materials	3,222	1,504
Depreciation and amortization expenses, net	170	(36)
Other expenses	119	219
	$6,364	$3,381

Cost of revenues for the three months ended September 30, 2019 were $6,364 thousand, as compared to $3,381 thousand for the three months ended August 31, 2018, representing an increase of 88%.  The increase is primarily attributed to the following (i) an increase in salaries and related expenses primarily attributable to an increase in head-count in the production and development departments and (ii) an increase in raw materials used due to the growth in the volume of the services provided by MaSTherCell, as well as from revenues generated from existing manufacturing agreements.

Research and Development Expenses

	Three Months Ended September 30,	Three Month Ended August 31,
	2019	2018
	(in thousands)
Salaries and related expenses	$532	$846
Stock-based compensation	122	106
Professional fees and consulting services	44	(167)
Lab expenses	(1)	1,063
Depreciation expenses, net	190	82
Other research and development expenses	142	138
Less - grant	(291)	(166)
Total	$738	$1,902

Research and development expenses for the three months ended September 30, 2019 were $738 thousand, as compared to $1,902 thousand for the three months ended August 31, 2018, representing a decrease of 61%.  The decrease is primarily attributable to a reallocation of several research and development employees and contractors to the production and development departments as well as a reduction in lab expenses.

Selling, General and Administrative Expenses

	Three Months Ended September 30,	Three Months Ended August 31,
	2019	2018
	(in thousands)
Salaries and related expenses	$2,042	$1,096
Stock-based compensation	294	846
Accounting and legal fees	582	615
Professional fees	1,071	730
Rent and related expenses	576	328
Business development	434	222
Expenses related to collaboration with Theracell (see note 5)	372	-
Depreciation expenses, net	62	-
Other general and administrative expenses	532	171
Total	$5,965	$4,008

Selling, general and administrative expenses for the three months ended September 30, 2019 were $5,965 thousand, as compared to $4,008 thousand for the three months ended August 31, 2018, representing an increase of 49%.  The increase is primarily attributable to salaries and related expenses and rent and related expenses for additional space for new production areas at Masthercell U.S. and MaSTherCell.  This is as a result of expanded commercial activity, facility expansion and additional personnel appointments particularly in Masthercell Global, and additional sales and support staff at MaSTherCell.  In late 2018, Masthercell completed the building of 5 new clean rooms for the manufacturing of late stage and commercially ready products.  The 32,011 square foot facility for Masthercell U.S. is expected to commence operations in early 2020.  Masthercell's 61,354 square foot facility in Gosselies, Belgium for the manufacturing of late stage and commercially approved cell and gene therapy products is expected to commence operations in 2021 (See Note 8).

Financial Expenses, net

	Three Months Ended September 30,	Three Months Ended August 31,
	2019	2018
	(in thousands)
Changes in fair value financial liabilities and assets measured at fair value	$63	$681
Interest expense on convertible loans and loans	53	127
Foreign exchange loss, net	191	153
Other expenses	88	109
Total	$395	$1,070

Financial expenses, net, for the three months ended September 30, 2019 were $395 thousand, as compared to $1,070 thousand for the three months ended August 31, 2018, representing a decrease of 63%.  In the three months ended August 31, 2018, finance income was incurred in the valuation of the fair value of the put option of Atvio.  Such option was exercised in the third quarter of 2018 (see Note 5).

Tax expenses

	Three Months Ended September 30,	Three Months Ended August 31,
	2019	2018
	(in thousands)
Tax expenses	94	2,353
Total	$94	$2,353

Tax expenses, net, for the three months ended September 30, 2019 were $94 thousand, as compared to $2,353 thousand for the three months ended August 31, 2018, representing a decrease of 96%.  The charge in the third quarter of 2018 was due to a decrease in deferred taxes related to carryforward losses in MaSTherCell.  This followed a Belgian tax reform bill approved in December 2017, as well as increased taxable income at MaSTherCell.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended August 31, 2018

Our financial results for the nine months ended September 30, 2019 are summarized as follows in comparison to the nine months ended August 31, 2018:

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Revenues	$24,179	$12,853
Cost of sales	15,643	7,220

Research and development expenses, net	7,597	3,456
Amortization of intangible assets	1,547	1,386
Selling, general and administrative expenses	17,448	10,675
Share in losses of associated company	-	732
Financial expense, net	588	3,164
Other income, net	(104)	(3,237)
Loss before income taxes	$18,540	$10,543

Revenues

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Services	$17,829	$9,493
Goods	6,350	3,360
Total	$24,179	$12,853

Our revenues for the nine months ended September 30, 2019 were $24,179 thousand, as compared to $12,853 thousand for the nine months ended August 31, 2018, representing an increase of 88%.  The increase in revenues is attributable to (i) increased service fees generated by MaSTherCell, resulting primarily from the extension of existing customer service contracts with biotech clients, as well as from revenues generated from existing manufacturing agreements - MaSTherCell was able to accept the additional contracts following its expansion of laboratory capacity (ii) revenues from contracts of $1,974 thousand generated from POC development services.

Expenses

Cost of Revenues

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Salaries and related expenses	$5,835	3,309
Stock-based compensation	151	28
Professional fees and consulting services	889	98
Raw materials	7,643	3,147
Depreciation and amortization expenses, net	725	293
Other expenses	400	345
	$15,643	7,220

Cost of revenues for the nine months ended September 30, 2019 were $15,643 thousand, as compared to $7,220 thousand for the nine months ended August 31, 2018, representing an increase of 117%. The increase is primarily attributed to the following: (i) an increase in salaries and related expenses primarily attributable to an increase in head-count in the production and development departments and (ii) an increase in raw materials used due to the growth in the volume of the services provided by MaSTherCell, as well as from revenues generated from existing manufacturing agreements.

Research and Development Expenses

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Salaries and related expenses	$2,055	$1,497
Stock-based compensation	421	446
Professional fees and consulting services	590	273
Lab expenses	1,477	1,373
JV Collaboration (See Note 5)	2,741	-
Depreciation expenses, net	456	136
Other research and development expenses	785	256
Less - grant	(928)	(525)
Total	$7,597	$3,456

Research and development expenses for the nine months ended September 30, 2019 were $7,597 thousand, as compared to $3,456 thousand for the nine months ended August 31, 2018, representing an increase of 120%.  The increase is primarily attributable to an increase in salaries and related expenses, professional fees and lab expenses, primarily attributable to an increase in clinical operation activities in the U.S., Israel and Belgium, and new therapeutics projects, as well as joint venture collaborations (see Note 5).  This was partially offset by the reallocation of several research and development employees and contractors to the production and development departments.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Salaries and related expenses	$5,909	$2,999
Stock-based compensation	1,854	2,333
Accounting and legal fees	1,925	1,540
Professional fees	2,567	1,704
Rent and related expenses	1,889	905
Business development	1,535	887
Expenses related to collaboration with Theracell (see note 5)	372	-
Depreciation expenses, net	115	-
Other general and administrative expenses	1,282	307
Total	$17,448	$10,675

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $17,448 thousand, as compared to $10,675 thousand for the nine months ended August 31, 2018, representing an increase of 63%.  The increase is primarily attributable to salaries and related expenses and rent and related expenses for additional space for new production areas at Masthercell U.S. and MaSTherCell.  This is as a result of expanded commercial activity, facility expansion and additional personnel appointments particularly in Masthercell Global and additional sales and support staff at MaSTherCell.  In late 2018, Masthercell completed the building of an additional five clean rooms for the manufacturing of late stage and commercially ready products. The 32,011 square foot facility for Masthercell U.S. is expected to commence operations in early 2020.  Masthercell's 61,354 square foot facility in Gosselies, Belgium for the manufacturing of late stage and commercially approved cell and gene therapy products is expected to commence operations in 2021 (See Note 8).

Financial Expenses, net

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Changes in fair value financial liabilities and assets measured at fair value	$63	$48
Interest expense on convertible loans and loans	144	2,934
Foreign exchange loss, net	274	55
Other expenses	107	127
Total	$588	$3,164

Financial expenses, net, for the nine months ended September 30, 2019 were $588 thousand, as compared to $3,164 thousand for the nine months ended August 31, 2018, representing a decrease of 81%.  The decrease is mainly attributable to a decrease of interest expenses on convertible loans and other loans which were converted to equity during the nine months ended August 31, 2018.  In the nine months ended August 31, 2018, finance charges were incurred in the valuation of the fair value of the put option of Atvio.  Such option was exercised in the third quarter of 2018 (See Note 5).

Tax expenses

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Tax expenses	649	1,680
Total	$649	$1,680

Tax expenses, net, for the nine months ended September 30, 2019 were $649 thousand, as compared to $1,680 thousand for the nine months ended August 31, 2018, representing a decrease of 61%.  During 2018 the Company recognized a tax charge in respect of a decrease in deferred taxes related to carryforward losses in MaSTherCell.  This followed a Belgian tax reform bill approved in December 2017, as well as increased taxable income at MaSTherCell.

Working Capital

	September 30,	November 30,
	2019	2018
	(in thousands)
Current assets	$20,773	$30,297
Current liabilities	24,363	17,145
Working capital	$(3,590)	$13,152

Current assets decreased by $9,524 thousand between November 30, 2018 and September 30, 2019.  Cash and cash equivalents declined mainly as a result of cash used in operations and investments in MaSTherCell Global's new production facility in Houston, Texas which is due to become operational in early 2020.  The GPP receivable was received in January 2019.  Accounts receivable increased as a result of increased sales.

Current liabilities increased by $7,218 thousand between November 30, 2018 and September 30, 2019.  The increase was primarily attributable to an increase of (i) $3,549 thousand in accounts payable and accrued expenses, (ii) $1,011 thousand in advance payments on account of grants, and (iii) $1,624 thousand of current maturities of operating leases.

Liquidity and Financial Condition

	Nine Months Ended September 30,	Nine Months Ended August 31,
	2019	2018
	(in thousands)
Net loss	$(19,189)	$(12,223)

Net cash used in operating activities	(10,514)	(12,473)
Net cash used in investing activities	(7,269)	(4,219)
Net cash provided by financing activities	13,682	30,511
Net change in cash and cash equivalents and restricted cash	$(4,101)	$13,819

Since inception, we have funded our operations primarily through the sale of equity securities and convertible notes, and, more recently, through revenue generated from the activities of the MaSTherCell Global subsidiaries.  At September 30, 2019, we had a working capital deficit of $3,590 thousand, including cash and cash equivalents of $ 10,707 thousand.

Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $11 million, as compared to net cash used in operating activities of approximately $12 million for the nine months ended August 31, 2018.  We successfully expanded our global activity of the CDMO division at our subsidiary MaSTherCell, thereby increasing gross profit and generating cash to help pay our ongoing operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2019 was approximately $7 million, as compared to net cash used in investing activities of approximately $4 million for the nine months ended August 31, 2018.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $14 million, as compared to net cash provided by financing activities of approximately $31 million for the nine months ended August 31, 2018.  During the nine months ended September 30, 2019, our financing activities consisted of receipts of convertible loans of $7.5 million (See Note 4) and proceeds in the amount of $6.6 million received from Great Point Partners, LLC pursuant to the strategic agreement between the Company, Masthercell Global, and Great Point Partners, LLC (See Note 5).  During the nine months ended August 31, 2018, our financing activities consisted of net proceeds in the amount of $30.5 million.

Liquidity & Capital Resources Outlook

Even though the Company had negative working capital of $3.6 million at September 30, 2019, we believe that our business plan will provide sufficient liquidity to fund operating needs for the next 12 months.  Additional funds will be necessary to finance some of the collaborations listed in Note 5.  However, there are factors that can impact our ability to continue to fund our operating needs, including:

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

If we cannot effectively manage these factors, we may need to raise additional capital to fund our operating needs.

In the nine months ended September 30, 2019, we received $7.5 million from convertible loans and $6.6 million from the proceeds received from the strategic investor Great Point Partners, LLC.

In October 2019, the Company entered into a Private Placement Subscription Agreement and Convertible Credit Line Agreement granting the Company access to an aggregate $5 million credit line, of which $2 million has been received to the date of this report.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its properties, or the properties of its subsidiaries, are the subject.  In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of the Company's directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or its Subsidiaries or has a material interest adverse to the Company or its subsidiaries.

ITEM 1A.  RISK FACTORS

An investment in the Company's common stock involves a number of very significant risks.  You should carefully consider the risk factors included in the "Risk Factors" section of the Annual Report on Form 10-K for the year ended November 30, 2018, as filed with the SEC on February 13, 2019, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock.  The Company's business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of November 30, 2018, during the period from December 1, 2018 to September 30, 2019, the Company entered into a convertible loan agreement with an offshore investor for an aggregate amount of $250 thousand.  The loan bears an annual interest rate of 2% and matures in three years unless converted earlier.  The investor, at its option, may convert the outstanding principal amount and accrued interest under this note into a total of 35,714 shares and 35,714 three years warrants to purchase up to an additional 35,714 shares of the Company's common stock at a per share exercise price of $7.  During the first two years, the investor also has the right to convert the outstanding principal amount and accrued interest of the convertible notes instead into shares of capital stock of either Hemogenyx-Cell S.A. or Immugenyx, LLC according under the relevant note agreement, subsidiaries of Hemogenyx Pharmaceuticals Plc, at a price per share based on a pre-money valuation of Hemogenyx-Cell S.A. or Immugenyx, LLC of $12 million and $8 million, respectively, pursuant to the collaboration agreement with Hemogenyx Pharmaceuticals Plc and Immugenyx, LLC.

On June 10, 2019, the Company entered into private placement subscription agreements with investors for an aggregate amount of $2 million.  The lenders shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into units of (1) shares of common stock of the Company at a conversion price per share equal to $7.00 and (2) warrants to purchase an equal number of additional shares of the Company's common stock at a price of $7.00 per share.  As of September 30, 2019, the Company had received $2 million in total under these subscription agreements.

In May 2019, the Company agreed to a 6% convertible loan agreement with an investor for an aggregate amount of $5 million.  The lender shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into units of (1) shares of common stock of the Company at a conversion price per share equal to $7.00 and (2) warrants to purchase an equal number of additional shares of the Company's common stock at a price of $7.00 per share.  As of the date of the filing of this Quarterly Report on Form 10-Q, the loan had not been received by the Company.

The above issuances of warrants did not involve any underwriters, underwriting discounts or any public offering.  The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K

No.	Description
(4)	Instruments Defining the Rights of Security Holders
4.1*	Form of Convertible Note convertible into Units,by and between the Company and Investors
4.2*	Form of Warrant included in Units, by and between the Company and Investors
(10)	Material Contracts
10.1*	Convertible Loan Agreement, dated April 10, 2019, by and between the Company and Investor
10.2*	Form of Subscription Agreement, dated May 17, 2019, by and between the Company and Investor
10.3*	Form of Subscription Agreement, dated May 30, 2019, by and between the Company and Investor
10.4*	Form of Subscription Agreement, dated June 6, 2019, by and between the Company and Investor
10.5

Transfer Agreement, dated as of August 7, 2019 by and among Masthercell Global, Orgenesis Inc. and GPP-II Masthercell, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed on August 13, 2019).

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
Date: November 7, 2019

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: November 7, 2019