Form 10-Q
period 2020-03-31
Orgenesis Inc.
filed 2020-05-08
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 8, 2020, there were 21,996,136 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands)

(Unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets

CURRENT ASSETS:
Cash and cash equivalents	$107,069	$107
Restricted cash	597	467
Accounts receivable, net	2,865	1,831
Prepaid expenses and other receivables	2,067	382
Grants receivable	206	204
Inventory	126	136
Current assets of discontinued operations, see Note 3	-	75,221
Total current assets	112,930	78,348

NON-CURRENT ASSETS:
Deposits	$264	$299
Loans to related party, see Note 6	3,161	2,623
Property, plant and equipment, net	2,405	2,305
Intangible assets, net	3,074	3,348
Operating lease right-of-use assets	683	725
Goodwill	4,592	4,812
Other assets	100	35
Total non-current assets	14,279	14,147
TOTAL ASSETS	$127,209	$92,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in Thousands)

(Unaudited)

	As of
	March 31, 2020	December 31, 2019
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$1,397	$5,549
Accrued expenses and other payables	2,012	1,615
Income tax payable	19,440	-
Employees and related payables	1,533	1,672
Advance payments on account of grant	422	523
Short-term loans and current maturities of long- term loans	-	391
Contract liabilities, mainly related party	396	325
Current maturities of long-term finance leases	11	-
Current maturities of operating leases	316	357
Current maturities of convertible loans	383	416
Current liabilities of discontinued operations, see Note 3	-	31,586
Total current liabilities	25,910	42,434

LONG-TERM LIABILITIES:
Non-current operating leases	$390	$455
Convertible loans	10,779	12,143
Retirement benefits obligation	47	41
Deferred taxes	37	58
Long-term finance leases	74	-
Other long-term liabilities	309	331
Total long-term liabilities	11,636	13,028
TOTAL LIABILITIES	37,546	55,462

COMMITMENTS
REDEEMABLE NON-CONTROLLING
INTEREST OF DISCONTINUED OPERATION	-	30,955
EQUITY:
Common stock of $0.0001 par value, 145,833,334 shares authorized, 18,361,050 and 16,140,962 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	103,623	94,691
Accumulated other comprehensive income	(237)	213
Accumulated deficit	(13,874)	(89,429)
Equity attributable to Orgenesis Inc.	89,514	5,477
Non-controlling interest	149	601
Total equity	89,663	6,078
TOTAL LIABILITIES AND EQUITY	$127,209	$92,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES	$1,385	$419
REVENUES FROM RELATED PARTY	493	-
TOTAL REVENUES	1,878	419
COST OF REVENUES	170	305
COST OF RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT SERVICES, net	4,703	5,300
AMORTIZATION OF INTANGIBLE ASSETS	223	109
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,518	2,986
OTHER INCOME, net	(3)	(3)
OPERATING LOSS	6,733	8,278
FINANCIAL EXPENSES, net	329	101
LOSS FROM CONTINUING OPERATION BEFORE INCOME TAXES	7,062	8,379
TAX INCOME	(47)	(49)
NET LOSS FROM CONTINUING OPERATION	7,015	8,330
NET LOSS (INCOME) FROM DISCONTINUED OPERATION, NET OF TAX, see Note 3	(82,039)	120
NET LOSS (INCOME)	(75,024)	8,450
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (INCLUDING REDEEMABLE) FROM CONTINUING OPERATION	(39)	(21)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (INCLUDING REDEEMABLE) FROM DISCONTINUED OPERATION	(492)	(118)
NET LOSS (INCOME) ATTRIBUTABLE TO ORGENESIS INC.	(75,555)	8,311

EARNINGS (LOSS) PER SHARE:
Basic from continuing operations	$(0.39)	$(0.53)
Basic from discontinued operations	$4.62	$(0.02)
Net earnings (loss) per share	$4.23	$(0.55)

Diluted from continuing operations	$(0.39)	$(0.53)
Diluted from discontinued operations	$4.62	$(0.02)
Net earnings (loss) per share	$4.23	$(0.55)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Basic	17,780,830	15,571,568
Diluted	17,780,830	15,571,568

COMPREHENSIVE LOSS (INCOME):
Net loss from continuing operation	$7,015	$8,330
Net loss (income) from discontinued operation, net of tax	(82,039)	120
Other comprehensive loss - translation adjustments	644	484
Release of translation adjustment due to sale of subsidiary	(194)	-
Comprehensive loss (income)	(74,574)	8,934
Comprehensive income attributed to non-controlling interests (including redeemable) from continuing operation	(39)	(21)
Comprehensive income attributed to non-controlling interests (including redeemable) from discontinued operation	(492)	(118)
COMPREHENSIVE LOSS (INCOME) ATTRIBUTED TO ORGENESIS INC.	$(75,105)	$8,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumulated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2020	16,140,962	$2	$94,961	$-	$213	$(89,429)	$5,477	$601	$6,078
Changes during the three months ended March 31, 2020:
Stock-based compensation to employees and directors			626				626		626
Stock-based compensation to service providers	20,088	*	240				240		240
Beneficial conversion feature of convertible loans			42				42		42
Issuance of shares and warrants	2,200,000	*	8,438				8,438		8,438
Sale of subsidiaries								(413)	(413)
Adjustment to redemption value of redeemable non-controlling interest			(414)				(414)		(414)
Comprehensive income (loss) for the period					(450)	75,555	75,105	(39)	75,066
Balance at March 31, 2020	18,361,050	$2	$103,623	$-	$(237)	$(13,874)	$89,514	$149	$89,663

*represent an amount lower than $ 1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2019	15,540,333	$2	$90,597	$-	$669	$(65,163)	$26,105	$645	$26,750
Changes during the three months ended March 31, 2019:
Stock-based compensation to employees and directors			739				739	20	759
Stock-based compensation to service providers	36,667	*	314				314		314
Stock based compensation to First Choice	525,000	*	2,641				2,641		2,641
Adjustment to redemption value of redeemable non-controlling interest			(242)				(242)		(242)
Comprehensive loss for the period					(484)	(8,311)	(8,795)	(26)	(8,821)
Balance at March 31, 2019	16,102,000	$2	$94,049	$-	$185	$(73,474)	$20,762	$639	$21,401

*represent an amount lower than $ 1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (*)

(U.S. Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,024	$(8,450)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	866	1,073
Stock-based compensation to First Choice	-	2,641
Capital gain, net	11	(4)
Gain on disposal of subsidiaries	(102,623)	-
Depreciation and amortization expenses	494	938
Net changes in operating leases	8	(1,247)
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	257	5
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,370)	(2,870)
Increase in inventory	(76)	(366)
Increase in other assets	(20)	-
Change in related parties, net	138	88
Decrease (Increase) in prepaid expenses and other accounts receivable	(697)	134
Increase (decrease) in accounts payable	(5,206)	980
Increase in accrued expenses and other payables	19,595	32
Increase (decrease) in employee and related payables	(113)	46
Increase in contract liabilities, mainly related party	170	2,470
Increase (decrease) in advance payments and receivables on account of grant, net	(104)	68
Decrease in deferred taxes	(47)	(49)
Net cash used in operating activities	$(13,693)	$(4,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan to JV with a related party	(500)	(1,000)
Sale of property and equipment	-	81
Purchase of property and equipment	(699)	(1,038)
Proceed from sale of subsidiaries	104,222
Investment in short term deposits	22	(406)
Net cash provided by (used in) investing activities	$103,045	$(2,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in redeemable non-controlling interests received from GPP	-	6,600
Proceeds from issuance of shares and warrants (net of transaction costs)	8,438	-
Proceeds from issuance of convertible loans (net of transaction costs)	250	-
Repayment of convertible loans and convertible bonds	(1,900)
Repayment of short and long-term debt	(431)	(92)
Grants received	-	89
Other financing activities	-	5
Net cash provided by financing activities	$6,357	$6,602

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$95,709	$(272)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(84)	35
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	12,041	14,999
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$107,666	$14,762

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Finance Leases of property, plant and equipment	$363	$-
Right-of-use assets obtained in exchange for new operation lease liabilities, net	$231	$-
Purchase of property, plant and equipment included in accounts payable	$756	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*) See Note 3 for information regarding the discontinued operation

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a. General

Orgenesis Inc., a Nevada corporation (the “Company”), is a pioneering global biotech company in the Cell & Gene Therapy (“CGT”) industry focused on unlocking the full potential of its therapeutics products and personalized therapies and closed processing systems with the ultimate aim of providing life-changing treatments to large numbers of patients at reduced costs in a point-of-care setting. It pursues this strategy through a point-of-care platform (“CGT Biotech Platform”) that combines therapeutics, technologies, processes, and systems via a network of collaborative partners, and research institutes and hospitals around the world.

The Company’s CGT Biotech Platform consists of: (a) POCare Therapeutics, a pipeline of licensed CGTs, anti-viral and proprietary scientific know-how; (b) POCare Technologies, a suite of proprietary and in-licensed technologies which are engineered to create customized processing systems for affordable point-of-care therapies; and (c) a POCare Network, a collaborative, international ecosystem of leading research institutions and hospitals committed to clinical development and supply of CGTs at the point-of-care (“POCare Network”). By combining science, technology and a collaborative network, the Company believes that it is able to identify the most promising new autologous therapies and provide a pathway for them to reach patients more quickly, more efficiently and in a scalable way, thereby unlocking the power of cell and gene therapy for all patients.

The Company had historically also operated a Contract Development and Manufacturing Organization (“CDMO”) platform, which provided contract manufacturing and development services for biopharmaceutical companies (the “CDMO Business”). On February 2, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GPP-II Masthercell LLC (“GPP” and together with the Company, the “Sellers”), Masthercell Global Inc. (“Masthercell”) and Catalent Pharma Solutions, Inc. (the “Buyer”). Pursuant to the terms and conditions of the Purchase Agreement, on February 10, 2020, the Sellers sold 100% of the outstanding equity interests of Masthercell, (the Masthercell Business”) which compromised the majority of the CDMO Business, to Buyer (the “Masthercell Sale”) for an aggregate nominal purchase price of $315 million, subject to customary adjustments. After accounting for GPP’s liquidation preference and equity stake in Masthercell as well as other investor interests in its Belgian subsidiary MaSTherCell, S.A. (“MaSTherCell”), distributions to Masthercell option holders and transaction costs, the Company received approximately $126.7 million. The Company incurred an additional approximately $5.6 million in transaction costs.

The Company has determined that the Masthercell business (“Discontinued Operation”) meets the criteria to be classified as a discontinued operation as of the first quarter of 2020. The Discontinued Operation includes most of the previous CDMO Business, including majority-owned Masthercell, including its subsidiaries Cell Therapy Holdings, MaSTherCell S.A. and Masthercell U.S. (collectively, the “Masthercell Global Subsidiaries”) (See Note 3).

The Chief Executive Officer (“CEO”) is the Company’s chief operating decision-maker. Management has determined that effective from the first quarter of 2020, all of the Company’s continuing operations are in the point-of-care business via the Company’s CGT Biotech Platform. Therefore, no segment report has been presented.

The Company currently conducts its core CGT business operations through itself and its subsidiaries which are all wholly-owned except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

●	United States: Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America currently focused on technology licensing and the setting up of the POCare Network (as defined below).

●	European Union: Orgenesis Belgium SRL (the “Belgian Subsidiary”) is the center of activity in Europe currently focused on process development and preparation of European clinical trials.

●	Israel: Orgenesis Ltd. (the “Israeli Subsidiary”) is the center for research and technology, as well as a provider of regulatory, clinical and pre-clinical services, and Atvio Biotech Ltd. (“Atvio”) is a provider of cell-processing services in Israel.

●	Korea: Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), previously known as CureCell Co. Ltd., is a provider of processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

These condensed consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries, including the U.S. Subsidiary, the Belgian Subsidiary, the Israeli Subsidiary, the Korean subsidiary, Atvio and the Discontinued Operation.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”) is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.”

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

As of March 31, 2020, the Company has accumulated losses of approximately $14 Million.

On February 10, 2020, the Company received approximately $126.7 million, of which $7.2 million was used for the repayment of intercompany loans and payables from the Masthercell Sale. In addition, on January 20, 2020, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company received gross proceeds of approximately $9.24 million before deducting related offering expenses (See Note 4).

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and expected level of expenditures for at least 12 months from the date of the issuance of the financial statements. If there are further increases in operating costs for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, the Company may decide to seek additional financing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies adopted are consistent with those of the previous financial year except as described below.

Cash and cash equivalents

The Company considers cash equivalents to be all short-term, highly liquid investments, which include money market instruments, that are not restricted as to withdrawal or use, and short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

Discontinued operations

Upon divesture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. For disposals other than by sale such as abandonment, the results of operations of a business would not be recorded as a discontinued operation until the period in which the business is actually abandoned.

The Masthercell business divesture qualifies as discontinued operations and therefore have been presented as such.

The results of businesses that have qualified as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. Any loss or gain that arose from the divesture of a business that qualifies as discontinued operations has been included within the results of the discontinued operations. The Company included information regarding cash flows from discontinued operations (See Note 3).

Newly issued and recently adopted Accounting Pronouncements

The Company early adopted ASU 2019-12 on January 1, 2020 which did not have a material impact on the Consolidated Financial Statements except for the removal of the exception related to intra-period tax allocations. Commencing from January 1, 2020, the Company followed the general intra-period allocation of tax expenses. The Company had incurred a loss from continuing operations and subsequent to the adoption of ASU 2019-12, the Company determined the amount attributable to continuing operations without regard to the tax effect of other items. The ASU 2019-12 amendment related to the intra-period tax allocation was applied prospectively.

Had the Company not adopted ASU 2019-12, an approximately $5 million tax benefit would have been recognized along with corresponding decreases to net loss from continuing operations with a corresponding increase in tax expenses and decrease in net income resulting from discontinued operations. The Company had no intra-period tax allocation items in prior years.

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

NOTE 3 – DISCONTINUED OPERATION

On February 2, 2020, the Company entered into a Purchase Agreement with GPP, Masthercell and the Buyer. Pursuant to the terms and conditions of the Purchase Agreement, Sellers agreed to sell 100% of the outstanding equity interests of Masthercell to Buyer (the “Sale”) for an aggregate nominal purchase price of $315 million, subject to customary adjustments. The Company has determined that the Masthercell business meets the criteria to be classified as a discontinued operation.

On February 10, 2020, the Sale was consummated in accordance with the terms of the Purchase Agreement. After accounting for GPP’s liquidation preference and equity stake in Masthercell, as well as SFPI – FPIM’s interest in MaSTherCell S.A., distributions to Masthercell option holders and transaction costs, the Company received approximately $126.7 million at the closing of the Sale transaction, of which $7.2 million was used for the repayment of intercompany loans and payables, including $4.6 million of payables to Masthercell SA. Included in this amount is $1.5 million which was deposited into an escrow account in connection with potential adjustments based on working capital and indebtedness at closing.

Due to the sale of a controlling interest in Masthercell LLC, MaSTherCell and Masthercell SA, the Company retrospectively reclassified the assets and liabilities of these entities as assets and liabilities of discontinued operations and included the financial results of these entities (as of the February 10, 2020) in discontinued operations in the Company’s consolidated financial statements.

Discontinued operations relate to the Masthercell business. The comprehensive loss and balance sheet for this operation are separately reported as discontinued operation for all periods presented.

The financial results of the Masthercell Business are presented as income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statement of comprehensive loss. The following table presents the financial results associated with the Masthercell Business operation as reflected in the Company’s Consolidated Comprehensive loss (in thousands):

	The period from January 1, 2020 until the disposal date	Three Months Ended March 31, 2019
OPERATIONS
REVENUES	$2,556	$6,882
COST OF REVENUES	1,480	4,039
COST OF RESEARCH AND DEVELOPMENT AND RESEARCH AND DEVELOPMENT SERVICES, net	7	(150)
AMORTIZATION OF INTANGIBLE ASSETS	-	408
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,896	2,614
OTHER INCOME (EXPENSES), net	(305)	34
OPERATING LOSS (INCOME)	1,132	(5)
FINANCIAL (INCOME) EXPENSES, net	(29)	39
LOSS BEFORE INCOME TAXES	1,103	34
TAX EXPENSES	-	86
NET LOSS FROM DISCONTINUING OPERATION, NET OF TAX	$1,103	$120

DISPOSAL
GAIN ON DISPOSAL BEFORE INCOME TAXES	$102,623	$-
PROVISION FOR INCOME TAXES	(19,481)	-
GAIN ON DISPOSAL	$83,142	$-

NET PROFIT (LOSS) FROM DISCONTINUING OPERATION, NET OF TAX	$82,039	$(120)

The following table is a summary of the assets and liabilities of discontinued operations (in thousands):

As of
December 31, 2019
Assets

ASSETS:
Cash and cash equivalents	$11,281
Restricted cash	186
Accounts receivable, net	6,654
Prepaid expenses and other receivables	845
Grants receivable	1,979
Inventory	1,907
Deposits	$326
Property and equipment, net	22,149
Intangible assets, net	10,858
Operating lease right-of-use assets	8,860
Goodwill	10,129
Other assets	47
TOTAL ASSETS OF DISCONTINUED OPERATION	$75,221

As of
December 31, 2019
LIABILITIES:
Accounts payable	$5,756
Accrued expenses and other payables	372
Employees and related payables	2,047
Advance payments on account of grant	2,227
Short-term loans and current maturities of long- term loans	372
Contract liabilities	8,301
Current maturities of long-term finance leases	291
Current maturities of operating leases	1,365
Non-current operating leases	7,069
Loans payable	1,230
Deferred taxes	1,868
Long-term finance leases	688
TOTAL LIABILITIES OF DISCONTINUED OPERATION	$31,586

The following table represents the components of the cash flows from discontinued (in thousands):

	The period from January 1, 2020 until the disposal date	Three Months Ended March 31, 2019

Net cash flows (used in) operating activities	(2,409)	(4,687)
Net cash flows used in investing activities	(579)	(944)
Net cash flows (used in) provided by financing activities	(51)	6,512

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams related to discontinued operations (in thousands):.

	The period from January 1, 2020 until the disposal date	Three Months Ended March 31, 2019
		(in thousands)
Revenue stream:

Cell process development services	$2,556	$4,756
Tech transfer services	-	1,830
Cell manufacturing services	-	296
Total	$2,556	$6,882

NOTE 4 – EQUITY

On January 20, 2020, the Company entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with certain investors pursuant to which the Company issued and sold, in a private placement (the “Offering”), 2,200,000 shares of Common Stock at a purchase price of $4.20 per share (the “Shares”) and warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5.50 per share (the “Warrants”) which are exercisable between June 2021 and January 2023. The Company received gross proceeds of approximately $9.2 million before deducting related offering expenses.

NOTE 5– CONVERTIBLE LOANS

On January 2, 2020, the Company entered into private placement subscription agreements with investors for an aggregate amount of $250 thousand of convertible loans. The lenders shall be entitled, at any time prior to or no later than the maturity date, to convert the outstanding amount, into shares of Common Stock of the Company at a conversion price per share equal to $7.00. In addition, the Company granted the investors 151,428 warrants to purchase an equal number of additional shares of the Company’s Common Stock at a price of $7.00 per share.

During the quarter ended March 31, 2020, the Company repaid $1,931 thousand on account of the principal amount and accrued interest of convertible loans that had been received during 2019.

NOTE 6 – COLLABORATIONS, LICENSE AGREEMENTS AND COMMITMENTS

Image Securities Ltd. (A related party)

As described in Note 12 to the financial statements of December 31, 2019, on July 11, 2018, the Company and Image Securities Ltd., a corporation with its registered office in Grand Cayman, Grand Cayman Islands (“India Partner”), entered into a Joint Venture Agreement (the “India JVA”) pursuant to which the parties will collaborate in the development, marketing, clinical development and/or commercialization of cell therapy products in India (the “Cell Therapy Products”). The India partner will collaborate with a network of healthcare facilities and a healthcare infrastructure as well as financial partners to advance the development and commercialization of the Cell Therapy Products. In the first quarter of 2020, the Company transferred a further $500 thousand to the India joint venture. As of March 31, 2020, the Company had advanced $3 million in total to the India partner, as reflected in the balance sheet as loan to related party under non-current assets (held under escrow).

As part of the agreement, the India joint venture will procure consulting services from the Company. During January 2020, the Company entered into a new Statement of Work pursuant to the master services agreement signed in 2019 for the provision of certain services during 2020 and 2021. The Company, subject to mutually agreed timing and definition of the scope of services, will provide regulatory services, pre-clinical studies, intellectual property services, point-of-care services and co-development services to the India partner. The Company received $500 thousand as payments for such services during the first quarter of 2020. $493 thousand for these services was recognized during the first quarter of 2020 as income under ASC 606.

Apart from the above, there was no activity in the India joint venture during the three months ended March 31, 2020.

Hemogenyx Pharmaceuticals PLC.

As described in Note 12 to the financial statements of December 31, 2019, on October 18, 2018, the Company and Hemogenyx Pharmaceuticals PLC., a corporation with its registered office in the United Kingdom, and Hemogenyx-Cell, a corporation with its registered office in Belgium, and is engaged in the development of cell replacement bone marrow therapy technology (“H-Cell” and, collectively with the Company, “Hemo”), entered into a Collaboration Agreement (the “Hemo agreement”) pursuant to which the parties will collaborate in the funding of the continued development of and commercialization of, the Hemo technology via the Hemo group companies. Pursuant to the Hemo agreement, the Company and Hemogenyx LLC (“Hemo-LLC”) (a wholly owned USA subsidiary of Hemo), entered into a loan agreement. During the quarter ended March 31, 2020, the Company advanced an additional $0.25 million under the loan agreement which was charged to expenses under ASC 730-10-50 and 20-50 and presented as research and development costs.

Immugenyx LLC

As described in Note 12 to the financial statements as of December 31, 2019, on October 16, 2018, the Company and Immugenyx LLC, (“Immu”), which is engaged in the development of technology related to the production and use of humanized mice, entered into a Collaboration Agreement (the “Immu agreement”) pursuant to which the parties will collaborate in the funding of the continued development of, and commercialization of, the Immu technology. Pursuant to the Immu agreement, the Company and Immu entered into a loan agreement. During the quarter ended March 31, 2020, the Company advanced an additional $0.25 million under the loan agreement which was charged to expenses under ASC 730-10-50 and ASC 20-50 and presented as research and development costs.

Theracell Advanced Biotechnology

As described in Note 12 to the financial statements as of December 31, 2019, on February 14, 2019, the Company and Theracell Advanced Biotechnology, a corporation organized under the laws of Greece (“Theracell”), entered into a Joint Venture Agreement (the “Greek JVA”) pursuant to which the parties will collaborate in the clinical development and commercialization of the Company’s products (hereinafter, the “Company Products”) in Greece, Turkey, Cyprus and Balkan countries (the “Territory”) and the clinical development and commercialization of Theracell’s products (hereinafter, the “Theracell Products”) worldwide (the “Theracell Project”). The parties intend to pursue the Theracell Project through a joint venture (“JV”) by forming a JV entity (the “Greek JV Entity”). Until the Greek JV Entity is formed, all JV activities are being carried out by Theracell. The Company by itself, or together with a designee, will hold a 50% participating interest in the Greek JV Entity, with the remaining 50% participating interest being held by Theracell or its affiliate following the parties’ contributions to the Greek JV Entity as set forth under the Greek JVA. The Greek JV Entity will have a steering committee that will act as the board of directors of the Greek JV Entity and shall be composed of a total of five members, with two members appointed by each party and one industry expert.

During January 2020, the Company entered into a new Statement of Work pursuant to the master services agreement signed in 2019 for the provision of certain services during 2020 and 2021. During the quarter ended March 31, 2020, the Company recognized point-of-care development service revenue in the amount of $496 thousand.

During the quarter ended March 31, 2020, the Company recorded expenses related to activities in the territory in the amount of $559 thousand.

Apart from the above, there was no material activity under the Greek JVA and the Greek JV had not yet been incorporated.

Broaden Bioscience and Technology Corp

As described in Note 12 to the financial statements as of December 31, 2019, on November 10, 2019, the U.S. Subsidiary and Broaden Bioscience and Technology Corp, a Delaware corporation (“Broaden”) entered into a Joint Venture Agreement (the “Broaden JVA”) pursuant to which the parties will collaborate in the development and/or marketing, clinical development and commercialization of cell therapy products and the setting up of point-of-care processing facilities in China and the Middle East (the “Project”). The parties intend to pursue the Project through a joint venture by forming a joint venture entity (the “Broaden JV Entity”).

During January 2020, the Company entered into a master service agreement with Broaden whereby the Company, subject to mutually agreed timing and definition of the scope of services, will provide regulatory services, pre-clinical studies, intellectual property services, GMP process translation services and co-development services to Broaden during 2020 and 2021. During the quarter ended March 31, 2020, the Company recognized development services revenue in the amount of $488 thousand.

During January 2020, the U.S. Subsidiary and Broaden Bioscience and Technology Corp entered into a convertible loan agreement according to which the Company agreed to lend Broaden Bioscience and Technology Corp an amount of up to $5 million as a convertible loan as part of Company’s investment in the Broaden JV. As of the date of this report, the Company has not lent Broaden Bioscience and Technology Corp any funds as part of this loan.

During the quarter ended March 31, 2020, the Company recorded research and development expenses related to activities in the Project in the amount of $830 thousand.

Apart from the above, as of March 31, 2020, no activity had begun in the said Broaden JV Entity and no investments were made therein and the Broaden JV Entity had not been incorporated.

Cure Therapeutics

During 2019, the Company entered into a master service agreement with Cure Therapeutics whereby the Company, subject to mutually agreed timing and definition of the scope of services, will provide point-of-care services to Cure Therapeutics during 2020 and 2021. During the quarter ended March 31, 2020, the Company recognized development services revenue in the amount of $374 thousand.

Mircod Limited

As described in Note 12 to the financial statements as of December 31, 2019, on June 19, 2018, the Company and Mircod Limited, a company formed under the laws of Cyprus (“Mircod”), entered into a Collaboration and License Agreement (the “Mircod Collaboration Agreement”) for the adaptation of Mircod’s background technologies related to biological sensing for use for the Company’s clinical development and manufacturing projects (the “Development Project”). The Development Project is to be carried out in accordance with an agreed development plan.

In addition, during the first quarter of 2020, as per the Mircod Collaboration agreement, Mircod formed a wholly-owned US subsidiary named Mircod Biotech (the “Mircod Subsidiary”). The Mircod Subsidiary shall perform the duties of Mircod under the Collaboration Agreement, provided that Mircod shall remain responsible for the performance of the Mircod Subsidiary. At any time, the Company shall have the option, at its sole discretion, to transfer and require Mircod or the Mircod Subsidiary to transfer the Development Project and/or the rights and licenses granted by Mircod to a joint venture company (“JV Entity”) which shall be established by the parties for the purposes of carrying out and commercializing the Development Project, and in which the Company and Mircod will each hold 50%. The Company shall also have the option to, at its sole discretion and subject to all rules and regulations to which it is then subject, require Mircod to transfer to the the Company the entirety of Mircod’s equity interest in the JV Entity for a consideration of shares of Common Stock according to an agreed formula. The parties agreed to amend the development plan to reflect the fact that the parties shall collaborate with each other on: (i) point-of-care processing, regulatory and therapy development; (ii) setting up one or more point–of-care processing facilities in institutions or hospitals the territory of Russia; (iii) supply of the Company’s products and services within Russia, and (iv) clinical, regulatory, development and commercialization in Russia. The Company may, at its sole discretion, agree to provide Mircod with a convertible loan (which may be converted into shares of Mircod then outstanding or into the JV Entity, upon a valuation to be agreed between the parties and validated by a third party subject to terms to be agreed upon by the parties in a separate convertible loan agreement). The convertible loan will be used to finance the modification of the processing facility or facilities including, planning, designing, testing, training or supervising, as required for obtaining cGMP status approval(s) and/or relevant certification for any processing facility and other activities. As at March 31, 2020, the loan agreement was not executed.

NOTE 7 – STOCK-BASED COMPENSATION

a.	Options Granted to employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees and directors during the period from January 1, 2020 to March 31, 2020:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	342,450	$2.99	Quarterly over a period of two years	$690	10 years
Directors	68,750	$2.99-$4.70	90% on the one-year anniversary and the remaining 10% in three equal instalments on the first, second and third year anniversaries	$147	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2020 to March 31, 2020
Value of one common share	$2.99-$4.70
Dividend yield	0%
Expected stock price volatility	82%-86%
Risk free interest rate	0.83%-1.71%
Expected term (years)	5.5-6

b.	Options Granted to Non-Employees

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2020 to March 31, 2020:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Non-employees	35,000	$2.99	Quarterly over a period of two years	$89	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2020 to March 31, 2020
Value of one common share	$2.99
Dividend yield	0%
Expected stock price volatility	89%
Risk free interest rate	1.12%
Expected term (years)	10

c.	Warrants and Shares Issued to Non-Employees

The fair value of Common Stock issued was the share price of the shares issued at the day of grant.

During the quarter ended March 31, 2020, the Company granted 193,178 warrants to several consultants at an exercisable price of between $3.14 and $5.34 per share and exercisable for up to for three years. The fair value of those options as of the date of grant using the Black-Scholes valuation model was $377 thousand.

See also notes 4 and 5.

NOTE 8 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share data)
Basic:
Net loss from continuing operations attributable to Orgenesis Inc.	$6,976	$8,309

Net (income) loss from discontinued operations attributable to Orgenesis Inc. for loss per share	(82,531)	2
Adjustment of redeemable non-controlling interest to redemption amount	414	242
	(82,117)	244

Weighted average number of common shares outstanding	17,780,830	15,571,568
Loss per common share from continuing operations	$(0.39)	$(0.53)
Earnings (loss) per common share from discontinued operations	$4.62	$(0.02)
Net earnings (loss) per share	$4.23	$(0.55)
Diluted:
Net loss from continuing operations attributable to Orgenesis Inc. for loss per share	6,976	8,309

Net (income) loss from discontinued operations attributable to Orgenesis Inc. for loss per share	(82,117)	244

Net loss attributable to Orgenesis Inc. for loss per share	(75,141)	8,553

Weighted average number of shares used in the computation of basic and diluted loss per share	17,780,830	15,571,568
Loss per common share from continuing operations	$(0.39)	$(0.53)
Earnings (loss) per common share from discontinued operations	$4.62	$(0.02)
Net earnings (loss) per share	$4.23	$(0.55)

NOTE 9 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)	(in thousands)
Revenue stream:

Cell process development services	$27	$419
Point-of-care services	1,851	-
Total	$1,878	$419

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity  for trade receivables is comprised of:

As of
March 31, 2020
(in thousands)
Balance as of beginning of period	$1,831
Additions	1,378
Collections	(344)
Balance as of end of period	$2,865

The activity for contract liabilities is comprised of:

As of
March 31, 2020
(in thousands)
Balance as of beginning of period	$325

Additions	567
Realizations	(496)
Balance as of end of period	$396

NOTE 10- SUBSEQUENT EVENTS

a. During April 2020, the Company entered into a joint venture agreement with Kidney Cure Ltd. (“Kidney Cure”) (the “Kidney Cure JVA”), pursuant to which the parties will collaborate in the (i) implementation of a point-of- care strategy; (ii) assessment of the options for various cell-based types (including kidney derived cells, liver cells, MSC cells, exosomes, gene therapies) development; and (iii) development of protocols and tests for kidney therapies and utilization thereof. The parties intend to pursue the joint venture through a newly established company (hereinafter the “Kidney Cure JV Entity”), which the Company by itself, will hold a 49% participating interest therein, with the remaining 51% participating interest being held by Kidney Cure.

Within ninety (90) days following the formation of the Kidney Cure JV Entity, the Kidney Cure JV Entity shall enter into a collaboration and license agreement with Kidney Cure for the purpose of collaborating in the development and validation of any agreed upon Kidney Cure’s background IP for clinical trials and therapeutic products and commercialization thereof by the JV Entity.

The Company will, subject to a mutually agreed development plan invest up to $5 million in the Kidney Cure JVA. Under the Kidney Cure JVA, the Company can require Kidney Cure to sell to the Company its participating (including equity) interest in the Kidney Cure JV Entity in consideration for the issuance of Common Stock based on an agreed upon formula for determining the Kidney Cure JV Entity’s valuation provided that it has invested the $5 million.

b. During April 2020, the Company entered into an Asset Purchase Agreement (the “Tamir Purchase Agreement”) with Tamir Biotechnology, Inc. (“Tamir” or “Seller”), pursuant to which the Company agreed to acquire certain assets and liabilities of Tamir related to the discovery, development and testing of therapeutic products for the treatment of diseases and conditions in humans, including all rights to Ranpirnase and use for antiviral therapy (collectively, the “Purchased Assets and Assumed Liabilities” and such acquisition, the “Tamir Transaction”). The Tamir Transaction closed on April 23, 2020.

The Tamir Transaction closed upon the occurrence of the closing conditions contained in the Tamir Purchase Agreement. As aggregate consideration for the transaction, the Company paid $2,462,043 in cash and issued an aggregate of 3,400,000 shares of the Company’s common stock, par value $0.0001 per share to Tamir, of which $58,939 and 340,000 Shares will be held in an escrow account for a period of 18 months from closing to secure indemnification obligations of Tamir pursuant to the terms of the Tamir Purchase Agreement.

c. During April 2020, the Company entered into a joint venture agreement with Sescom Ltd (the “Sescom JVA”) pursuant to which the parties will collaborate in the point-of-care field. The parties intend to pursue the joint venture through a newly established company (hereinafter the “Sescom JV Company”) in which the Company and Sescom Ltd will each hold a 50% participating interest. Until the Sescom JV Company is established, activities will be conducted through Sescom Ltd. The Company has agreed to invest $1 million in the Sescom JV Company, of which $500 thousand was invested in April 2020.

The Company and Sescom Ltd have agreed on a development plan. Under the Sescom JVA, the Company can require Sescom Ltd to sell to the Company its participating (including equity) interest in the Sescom JV Company in consideration for the issuance of Common Stock based on an agreed upon formula for determining Sescom JV Company valuation provided that it has invested the $1 million.

d. During April 2020, the Company issued 215,000 ordinary shares to service providers who will provide certain services until March 2021. The shares will have additional restrictions on transfer until such services have been provided.

e. As of May 6, 2020, Prof. Sarah Ferber is no longer the Chief Scientific Officer of Orgenesis Inc. She remains an employee of Orgenesis Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business and CGT Biotech Platform. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority-owned subsidiaries, Masthercell Global Inc., a Delaware corporation (“Masthercell”) and Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), formerly known as CureCell, and its wholly owned subsidiaries Orgenesis Belgium SRL, a Belgian-based entity which is engaged in development and manufacturing activities, together with clinical development studies in Europe (the “Belgian Subsidiary”), Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”), Orgenesis Maryland Inc., a Maryland corporation (the “U.S. Subsidiary”) and Atvio Biotech Ltd. (“Atvio”). Masthercell’s subsidiaries include Cell Therapy Holdings S.A., MaSTherCell S.A (“MaSTherCell”), a Belgian-based subsidiary and a Contract Development and Manufacturing Organization (“CDMO”) specialized in cell therapy development and manufacturing for advanced medicinal products, and Masthercell U.S., LLC (“Masthercell U.S.”), a U.S.-based CDMO.

Corporate Overview

We are a pioneering global biotech company in the Cell & Gene Therapy (“CGT”) industry focused on unlocking the full potential of personalized therapies and closed processing systems with the ultimate aim of providing life-changing treatments to large numbers of patients at reduced costs in a point-of-care setting. We pursue this strategy through a point-of-care platform (“CGT Biotech Platform”) that combines therapeutics and technologies via a network of collaborative research institutes and hospitals around the world.

We had historically also operated a Contract Development and Manufacturing Organization (“CDMO”) platform, which provided contract manufacturing and development services for biopharmaceutical companies (the “CDMO Business”). On February 2, 2020, we sold our CDMO Business when we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GPP-II Masthercell LLC (“GPP” and together with the Company, the “Sellers”), Masthercell Global and Catalent Pharma Solutions, Inc. (the “Buyer”). Pursuant to the terms and conditions of the Purchase Agreement, on February 10, 2020, the Sellers sold 100% of the outstanding equity interests of Masthercell Global to Buyer (the “Masthercell Sale”) for an aggregate nominal purchase price of $315 million, subject to customary adjustments. After accounting for GPP’s liquidation preference and equity stake in Masthercell as well as other investor interests in MaSTherCell, distributions to Masthercell Global option holders and transaction costs, we received approximately $126.7 million. We determined that the Masthercell Global business (“Discontinued Operation”) met the criteria to be classified as a discontinued operation as of the first quarter of 2020. The Discontinued Operation includes most of the previous CDMO Business, including majority-owned Masthercell Global, including its subsidiaries Cell Therapy Holdings S.A., MaSTherCell and Masthercell U.S.” (collectively, the “Masthercell Global Subsidiaries”).

We conduct our operations through our wholly-owned subsidiaries. The subsidiaries are as follows:

●	United States: Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America currently focused on technology licensing and the setting up of the POCare Network (as defined below).

●	European Union: Orgenesis Belgium SRL (the “Belgian Subsidiary”) is the center of activity in Europe currently focused on process development and preparation of European clinical trials.

●	Israel: Orgenesis Ltd. (the “Israeli Subsidiary”) is the center for research and technology, as well as a provider of regulatory, clinical and pre-clinical services, and Atvio Biotech Ltd. (“Atvio”) is a provider of cell-processing services in Israel.

●	Korea: Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), previously known as CureCell Co. Ltd., is a provider of processing and pre-clinical services in Korea. We own 94.12% of the Korean Subsidiary.

CGT Biotech Platform

Business Strategy

Our CGT Biotech Platform consists of: (a) POCare Therapeutics, a pipeline of licensed CGTs, anti-viral and proprietary scientific know-how; (b) POCare Technologies, a suite of proprietary and in-licensed technologies which are engineered to create customized processing systems for affordable point-of-care therapies; and (c) a POCare Network, a collaborative, international ecosystem of leading research institutions and hospitals committed to clinical development and supply of CGTs at the point-of-care (“POCare Network”). By combining science, technologies and a collaborative network, we believe that we are able to identify the most promising new autologous therapies and provide a pathway for them to reach patients more quickly, more efficiently and in a scalable way, thereby unlocking the power of cell and gene therapy for all patients. Autologous therapies are produced from a patient’s own cells, instead of mass-cultivated donor-cells, or allogeneic cells. Allogeneic therapies are derived from donor cells and, through the construction of master and working cell banks, are produced on a large scale. Autologous therapies are derived from the treated patient and manufactured through a defined protocol before re-administration and generally demand a more complex supply chain. Currently with the CGT market relying heavily on production and supply chain of manufacturing sites, we believe our CGT Biotech Platform may help overcome some of the development and supply challenges with bringing these therapies to patients.

In pursuit of this focus, we have been forming key strategic relationships with leading research institutions and hospitals around the world. We are also licensing breakthrough technologies that complement our offerings and support our model. As a result, we believe that we now have significant expertise and capabilities across a wide range of therapies and supporting technologies, ranging from Tumor Infiltrating Lymphocytes (“TILs”) to CAR-T and CAR-NK, from dendritic cell technologies to exosomes and bioxomes, to viral vectors and much more. These capabilities have enabled us to launch an aggressive push into a wide array of promising new potential therapies.

We are developing an efficient and streamlined organization, whereby we are able to share both costs and revenues with our partners in order to avoid the historically high development costs associated with CGT drug development. We believe we have developed a truly unique model with the ability to cost-effectively develop and produce CGTs at scale, which we believe has the potential to transform the CGT industry.

We consider the following to be the four pillars in order to advance our business strategy under our CGT Biotech Platform:

●	Innovation – This leverages our unique know-how and expertise for industrial processes, operational excellence, process development and optimization, quality control assays development, quality management systems and regulatory expertise.

●	Systems – We are developing cell production cGMP systems utilizing sensor technology and unique systems for biological production, closed system technology for processing cells, proprietary virus/ media technologies and partnerships with key system providers.

●	Cell & Gene Products – We intend to grow our internal asset pipeline consisting of our unique portfolio of immuno-oncology related technologies, anti-viral therapies, MSC and liver-based therapies and secretome-based therapies.

●	Distribution – This is our POCare Network which is designed to enable development, commercialization and distribution of CGTs via the installation of point-of-care systems in major hospitals in key geographies (i.e., Europe, North America, Asia, South America etc.), thereby creating a regional and international system network to serve as our distribution channel.

While our CGT Biotech Platform is currently limited to early stage development to overcome certain industry challenges, we intend to continue developing our global POCare Network, with the goal of developing CGTs via joint ventures with partners who bring strong regional networks. Such networks include partnerships with leading research institutions and local hospitals which allows us to engage in continuous in-licensing of, namely, autologous therapies from academia and research institutes, co-development of hospital and academic-based therapies, and utilization of hospital networks for clinical development of therapies.

Revenue Model

We believe that our CGT Biotech Platform is a novel business model in that it brings autologous therapies in a cost-effective, high-quality and scalable manner to patients. We believe that this approach is an attractive proposition for personalized medicine because point-of-care therapy facilitates the development of technologies through our strategic partnerships and utilizes closed systems that have the potential of reducing the required grade of clean room facilities, thus substantially reducing manufacturing costs. Furthermore, cell transportation, which is a high-risk and costly aspect of the supply chain, could be minimized or eliminated. We are establishing and positioning our CGT Biotech Platform in order to bring therapies to patients in a scalable way via a network of leading research institutions and hospitals committed to clinical development and supply of CGTs, including facilities in Germany, Austria, Greece, the U.S., Korea and India, or otherwise referred to as our POCare Network. We established our POCare Network through licensing, collaboration and joint venture agreements. Once established, along with our POCare Therapeutics and POCare Technologies, this network can then reach patients at the point-of-care. Our POCare Therapeutics and POCare Technologies allow us to offer a range of technologies and processes to provide CGTs worldwide that potentially generate revenues within our POCare Network. This includes:

●	Development Services – These are services for industrial manufacturing know-how to our network of licensing partners, thus reducing cost of goods and facilitating regulatory scrutiny, higher automation level required to increase process robustness and reduce attrition rates, biological assay development, assay validation and assay optimization.

●	Licensing Fees – Such fees are for (a) innovative technologies such as scaffolds and IoT sensors and closed system-related technologies that allow autologous cell manufacturing in lower grade clean rooms and (b) out-licensing of our portfolio of CGTs to our POCare Network.

●	Point-of-Care Services – This includes regulatory, development and training assistance to local partners who bring strong regional networks through (a) joint venture partnerships with local hospitals, (b) local regulatory know-how, and (c) local therapeutic development.

Recent Developments During the Three Months Ended March 31, 2020

During the three months ended March 31, 2020, we entered into a MSA with a major US university medical center pursuant to which we and the center agreed to establish a general collaborative framework under which they can decide to enter into specific collaborative projects. As at the date of this report, no such projects were yet consummated.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019.

The following table presents our results of operations for the three months ended March 31, 2020 and 2019:

	Three-Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Revenues	$1,385	$419
Revenues to Related Party	493	-
Cost of Revenues	170	305
Cost of research and development and research and development services	4,703	5,300
Amortization of intangible assets	223	109
Selling, general and administrative expenses	3,518	2,986
Financial expenses, net	329	101
Other income, net	(3)	(3)
Loss before income taxes	$7,062	$8,379

The increase in revenues for the three months ended March 31, 2020 is attributable to the increase in point-of-care services revenue. During the quarter, we recognized point-of-care development service revenue in the amount of $1,385 thousand, due to increased activity under master service agreements with our joint venture partners. During the quarter, we recognized an increase of $493 thousand due to increased activity for point-of-care development services through the India JVA, a related party agreement.

Expenses

Research and Development and Research and Development Services Expenses

	Three-Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Salaries and related expenses	$846	$632
Stock-based compensation	84	166
Professional fees and consulting services	400	952
Lab expenses	604	756
First Choice JVA	-	2,741
Depreciation expenses, net	104	87
Other research and development expenses	2,750	222
Less – grant	(85)	(256)
Total	$4,703	$5,300

Research and development expenses for the three months ended March 31, 2020 were $4,703 thousand, as compared to $5,300 thousand for the three months ended March 31, 2019, representing a decrease of 11%.

There was an increase in research and development expenses and development services expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 excluding the First Choice JVA. The increase reflects the expansion in research and development expenses to the evaluation and development of new cell therapies related technologies in the field of immune-oncology, liver pathologies and others. In addition, it reflects management’s continuing determination to move our trans-differentiation technology to the next stage towards clinical studies.

The net increase in research and development expenses is primarily attributable to an increase in other research and development expenses of $2,528 thousand, which is mostly due to new therapeutics projects.

Selling, General and Administrative Expenses

	Three-Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Salaries and related expenses	$502	$590
Stock-based compensation	331	783
Accounting and legal fees	1,624	725
Professional fees	437	277
Rent and related expenses	61	29
Business development	250	337
Depreciation expenses, net	25	-
Other general and administrative expenses	288	245
Total	$3,518	$2,986

Selling, general and administrative expenses for the three months ended March 31, 2020 were $3,518 thousand, as compared to $2,986 thousand for the three months ended March 31, 2019, representing an increase of 18%. The increase in selling, general and administrative expenses in the three months ended in March 2020 compared to the three months ended March 31, 2019 is primarily attributable to the following:

(i)	An increase in accounting and legal fees of $899 thousand, which is mainly attributed to legal fees incurred for recent business and collaboration agreements.

(ii)	An increase in professional fees of $160 thousand, which is related to the increase in the related activities.

Financial Expenses, net

	Three-Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Interest expense on convertible loans and loans	$422	$2
Foreign exchange loss, net	57	81
Other expenses (income)	(150)	18
Total	$329	$101

Financial expenses, net for the three months ended March 31, 2020 were $329 thousand, as compared to $101 thousand for the three months ended March 31, 2019, representing an increase of 226%. is primarily  attributable to interest expenses on convertible loans.

Working Capital

	March 31, 2020	December 31, 2019
	(In Thousands)
Current assets	$112,930	$78,348
Current liabilities	25,910	42,434
Working capital gain	$87,020	$35,914

Current assets increased primarily due to the consideration received from the Masthercell sale. Current liabilities decreased primarily as a result of payments to vendors.

Liquidity and Financial Condition

	Three-Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)

Net income (loss)	$75,024	$(8,450)

Net cash used in operating activities	(13,693)	(4,511)
Net cash provided by (used in) investing activities	103,045	(2,363)
Net cash provided by financing activities	6,357	6,602

Increase (decrease) in cash and cash equivalents	$95,709	$(272)

As mentioned in above, on February 2, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GPP-II Masthercell LLC (“GPP” and together with us, the “Sellers”), Masthercell Global Inc. (“Masthercell”) and Catalent Pharma Solutions, Inc. (the “Buyer”). Pursuant to the terms and conditions of the Purchase Agreement, on February 10, 2020 the Sellers sold 100% of the outstanding equity interests of Masthercell to Buyer (the “Masthercell Sale”) for an aggregate nominal purchase price of $315 million, subject to customary adjustments. After accounting for GPP’s liquidation preference and equity stake in Masthercell as well as SFPI – FPIM’s interest in MaSTherCell S.A., distributions to Masthercell option holders and transaction costs, we received approximately $126.7 million, of which $7.2 million was used for the repayment of intercompany loans and payables.

During the quarter ended March 31, 2020, we funded our operations from the Masthercell sale and through various financing activities consisting of proceeds primarily from private placements of our equity securities, debt securities and equity-linked instruments in the net amount of approximately $9.4 million.

Net cash used in operating activities for the three months ended March 31, 2020 was approximately $14 million, as compared to net cash used in operating activities of approximately $5 million for the three months ended March 31, 2019.

Net cash provided by investing activities for the three months ended March 31, 2020 was approximately $103 million, as compared to net cash used in investing activities of approximately $2 million for the three months ended March 31, 2019. Net cash used in investing activities was primarily for related activates under our CGT Biotech Platform.

Liquidity & Capital Resources Outlook

We believe that the proceeds from the Masthercell Sale, as well as our business plan, will provide sufficient liquidity to fund our operating needs for at least the next 12 months. However, there are factors that can impact our ability to continue to fund our operating needs, including:

●	restrictions on our ability to expand sales volume from our CGT Biotech Platform; and
●	the need for us to continue to invest in operating activities to remain competitive or acquire other businesses and technologies and to complement our products, expand the breadth of our business, enhance our technical capabilities or otherwise offer growth opportunities.

The net proceeds of approximately $126.7 million from the sale of Masthercell were used for the repayment of $7.2 million of intercompany loans and payables. In addition, on January 20, 2020, we entered into a Securities Purchase Agreement with certain investors pursuant to which we issued an aggregate of 2,200,000 shares of our common stock and warrants to purchase up to an aggregate of 1,000,000 shares of our common stock, which resulted in our receipt of gross proceeds of approximately $9.2 million before deducting related offering expenses.

If there are further increases in operating costs in general and administrative expenses for facilities expansion, funding for some of our collaborations and joint ventures, research and development, commercial and clinical activity or decreases in revenues from customers, we may decide to seek additional financing.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 9, 2020, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

A pandemic, epidemic or outbreak of an infectious disease in the United States, Israel or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Israel or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective March 12, 2020 foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel; non-Israeli residents will be required to prove they have the means to self-quarantine before being allowed entry into Israel and, in addition, non-Israeli residents or citizens traveling from certain countries may be denied entry into Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020 recommending people avoid gatherings in one space and providing that no gathering of more than 100 people should be held under any circumstances. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may also result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

With respect to the COVID-19 outbreak specifically, such outbreak could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our business and operations will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, we must add additional managerial, operational, clinical, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional personnel;
●	managing our internal development efforts effectively, including those within our POCare Network for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, which might be impacted by the COVID-19 outbreak, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
2.1	Stock Purchase Agreement, dated February 2, 2020, by and among Orgenesis, Inc., GPP-II Masthercell LLC, Masthercell Global Inc. and Catalent Pharma Solutions, Inc. Disclosure schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Purchase Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Orgenesis, Inc. agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2020).
(4)	Instruments Defining the Rights of Securities Holders, Including Indentures
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020).
(10)	Material Contracts
10.1	Securities Purchase Agreement, dated January 20, 2020, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020.
10.2	Registration Rights Agreement, dated January 20, 2020, by and among the Company and the Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2020).
10.3	Asset Purchase Agreement, dated April 12, 2020, by and between Orgenesis Inc., and Tamir Biotechnology, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2020).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(99)	Additional Exhibits
99.1	Unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2019 and for the transition month December 2018 and for the years ended November 30, 2018 and November 30, 2017 and unaudited pro forma condensed combined balance sheet as of September 30, 2019 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-54329) filed with the SEC on February 14, 2020).
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:	/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date:	May 8, 2020

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 8, 2020

