Form 10-Q
period 2021-03-31
Orgenesis Inc.
filed 2021-05-06
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 6, 2021, there were 24,479,751 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands)

(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Assets

CURRENT ASSETS:
Cash and cash equivalents	$41,841	$44,923
Restricted cash	471	645
Accounts receivable, net	11,354	3,085
Prepaid expenses and other receivables	679	1,070
Grants receivable	168	169
Inventory	200	185
Total current assets	54,713	50,077

NON-CURRENT ASSETS:
Deposits	$348	$296
Investments in associates, net	160	175
Property, plant and equipment, net	3,469	3,073
Intangible assets, net	12,675	13,023
Operating lease right-of-use assets	1,341	1,474
Goodwill	8,602	8,745
Other assets	802	821
Total non-current assets	27,397	27,607
TOTAL ASSETS	$82,110	$77,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in Thousands)

(Unaudited)

	As of
	March 31, 2021	December 31, 2020
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$10,294	$8,649
Accrued expenses and other payables	987	792
Income tax payable	7	7
Employees and related payables	1,638	1,463
Advance payments on account of grant	1,126	692
Short-term loans and current maturities of long- term loans	-	145
Contract liabilities, mainly related party	59	59
Current maturities of finance leases	18	19
Current maturities of operating leases	474	485
Current maturities of convertible loans	4,327	3,974
Total current liabilities	18,930	16,285

LONG-TERM LIABILITIES:
Non-current operating leases	$895	$1,020
Convertible loans	7,082	7,200
Retirement benefits obligation	91	74
Non-current finance leases	57	64
Other long-term liabilities	303	313
Total long-term liabilities	8,428	8,671
TOTAL LIABILITIES	27,358	24,956

EQUITY:
Common stock of $0.0001 par value, 145,833,334 shares authorized, 24,469,406 and 24,223,093 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	142,449	140,397
Receipts on account of shares to be allotted	424	-
Accumulated other comprehensive income	471	748
Treasury stock, 57,615 and 55,309 shares as of March 31, 2021 and December 31, 2020, respectively	(260)	(250)
Accumulated deficit	(88,538)	(88,319)
Equity attributable to Orgenesis Inc.	54,549	52,579
Non-controlling interest	203	149
Total equity	54,752	52,728
TOTAL LIABILITIES AND EQUITY	$82,110	$77,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$8,232	$1,385
Revenues from related party	1,157	493
Total revenues	9,389	1,878
Cost of services and other research and development expenses	6,127	4,873
Amortization of intangible assets	238	223
Selling, general and administrative expenses	2,968	3,518
Other income, net	(25)	(3)
Operating loss (income)	(81)	6,733
Financial expenses, net	233	329
Share in net loss of associated companies	15	-
Loss from continuing operation before income taxes	167	7,062
Tax income	(2)	(47)
Net loss from continuing operation	165	7,015
Net income from discontinued operations, net of tax	-	(76,465)
Net loss (income)	165	(69,450)
Net loss (income) attributable to non-controlling interests from continuing operation	54	(39)
Net loss attributable to non-controlling interests from discontinued operations	-	(492)
Net loss (income) attributable to Orgenesis Inc.	219	(69,981)

Loss (Earning) per share:
Basic and diluted from continuing operations	$0.01	$0.39
Basic and diluted from discontinued operations	$-	$(4.62)
Basic and diluted	$0.01	$(4.23)

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	24,192,951	17,780,830

Comprehensive loss (income):

Net loss from Continuing Operation	$165	$7,015
Net income from Discontinued Operations, Net of Tax	-	(76,465)
Other Comprehensive loss – Translation adjustment	277	644
Release of translation adjustment due to sale of subsidiary	-	(194)
Comprehensive loss (income)	442	(69,000)
Comprehensive loss (income) attributed to non-controlling interests from continuing operation	54	(39)
Comprehensive income attributed to non-controlling interests from discontinued operation	-	(492)
Comprehensive loss (income) attributed to Orgenesis Inc.	$496	$(69,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumulated Other Compre- hensive Income (Loss)	Treasury Shares	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2021	24,167,784	$3	$140,397	$-	$748	$(250)	$(88,319)	$52,579	$149	$52,728
Changes during the three months ended March 31, 2021:
Stock-based compensation to employees and directors	-	-	320	-	-	-	-	320	-	320
Stock-based compensation to service providers	-	*	244	-	-	-	-	244	-	244
Exercise of options	8,750	*	50	-	-	-	-	50	-	50
Issuance of Shares due to exercise of warrants	237,563	*	1,438	424	-	-	-	1,862	-	1,862
Repurchase of treasury stock	(2,306)	-	-	-	-	(10)	-	(10)	-	(10)
Comprehensive income (loss) for the period	-	-	-	-	(277)	-	(219)	(496)	54	(442)
Balance at March 31, 2021	24,411,791	$3	$142,449	$424	$471	$(260)	$(88,538)	$54,549	$203	$54,752

*	Represents an amount lower than $ 1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2020	16,140,962	$2	$94,691	$213	$(89,429)	$5,477	$601	$6,078
Changes during the three months ended March 31, 2020:
Stock-based compensation to employees and directors	-	-	626	-	-	626	-	626
Stock-based compensation to service providers	20,088	*	240	-	-	240	-	240
Beneficial conversion feature of convertible loans	-	-	42	-	-	42	-	42
Issuance of shares and warrants	2,200,000	*	8,438	-	-	8,438	-	8,438
Sale of subsidiaries	-	-	-	-	-	-	(413)	(413)
Adjustment to redemption value of redeemable non-controlling interest	-	-	5,160	-	-	5,160	-	5,160
Comprehensive income (loss) for the period	-	-	-	(450)	69,981	69,531	(39)	69,492
Balance at March 31, 2020	18,361,050	$2	$109,197	$(237)	$(19,448)	$89,514	$149	$89,663

*	Represents an amount lower than $1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (*)

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(165)	$69,450
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	564	866
Capital loss, net	19	11
Gain on disposal of subsidiaries	-	(97,049)
Share in loss of associated companies, net	15	-
Depreciation and amortization expenses	453	494
Effect of exchange differences on inter-company balances	45	138
Net changes in operating leases	(3)	8
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	234	257
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,275)	(1,370)
Increase in inventory	(20)	(76)
Increase in other assets	(5)	(20)
Decrease (Increase) in prepaid expenses and other accounts receivable	351	(697)
Increase (decrease) in accounts payable	1,510	(5,206)
Increase in accrued expenses and other payables	202	19,595
Increase (decrease) in employee and related payables	201	(113)
Increase in contract liabilities	-	170
Increase (decrease) in advance payments and receivables on account of grant, net	327	(104)
Decrease in deferred taxes	-	(47)

Net cash used in operating activities	$(4,547)	$(13,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan to JV with a related party	-	(500)
Purchase of property and equipment	(530)	(699)
Proceed from sale of subsidiaries	-	104,222
Investment in long-term deposits	(9)	-
Repayment of long-term deposits	-	22

Net cash provided by (used in) investing activities	$(539)	$103,045

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of treasury stock	(10)	-
Proceeds from issuance of shares and warrants (net of transaction costs)	1,488	8,438
Proceeds from issuance of convertible loans (net of transaction costs)	-	250
Proceeds from receipts on account of shares to be allotted	424	-
Repayment of convertible loans and convertible bonds	-	(1,900)
Repayment of short and long-term debt	(4)	(431)
Net cash provided by financing activities	$1,898	$6,357

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(3,188)	$95,709
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(68)	(84)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	45,568	12,041

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42,312	$107,666

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES

Finance Leases of property, plant and equipment	$-	$363
Right-of-use assets obtained in exchange for new operation lease liabilities, net	$-	$231
Purchase of property, plant and equipment included in accounts payable	$155	$756

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*) See Note 3 for information regarding the discontinued operation

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a.	General

Orgenesis Inc., a Nevada corporation, is a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible format.

CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products (“ATMP”). The Company mostly focusses on autologous therapies, with processes and systems that are developed for each therapy using a closed and automated processing system approach that is validated for compliant production near the patient at their point of care for treatment of the patient. This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver the treatments to patients (ultimately limiting the number of patients that can have access to, or can afford, these therapies).

To achieve these goals, the Company has developed a Point of Care Platform comprised of three enabling components: a pipeline of licensed POCare Therapies that are designed to be processed and produced in closed, automated POCare Technology systems and a collaborative POCare Network. Via a combination of science, technology, engineering, and networking, the Company is working to provide a more efficient and scalable pathway for advanced therapies to reach patients more rapidly at lowered costs. The Company also draws on extensive medical expertise to identify promising new autologous therapies to leverage within the POCare Platform either via ownership or licensing.

The POCare Network brings together patients, doctors, industry partners, research institutes and hospitals worldwide with a goal of achieving harmonized, regulated clinical development and production of the therapies.

Over time, the Company has worked to develop and validate POCare Technologies that can be combined within mobile production units for advanced therapies. The Company has made significant investments in the development of several types of Orgenesis Mobile Processing Units and Labs (“OMPULs”) with the expectation of use and/or distribution through our POCare Network of partners, collaborators, and joint ventures. As of the date of this report, the OMPULs are still in the development stage.

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

Historically, the second separate business segment was operated as a Contract Development and Manufacturing Organization (“CDMO”) platform, providing contract manufacturing and development services for biopharmaceutical companies (the “CDMO Business”). The CDMO platform was historically operated mainly through majority-owned Masthercell Global (which consisted of the following two subsidiaries: MaSTherCell S.A. in Belgium (“MaSTherCell”), and Masthercell U.S., LLC in the United States (“Masthercell U.S.”) (collectively, the “Masthercell Global Subsidiaries”)).

In February 2020, the Company sold its entire equity interests in Masthercell Global Inc. (the “Masthercell Business”), which comprised the majority of the Company’s Contract Development and Manufacturing Organization (“CDMO”) business, to Catalent Pharma Solutions, Inc. (the “Masthercell Sale”). The Company determined that the Masthercell Business (“Discontinued Operation”) met the criteria to be classified as a discontinued operation as of the first quarter of 2020. The Discontinued Operation includes the vast majority of the previous CDMO Business, including majority-owned Masthercell, including MaSTherCell, Masthercell U.S. and all of the Masthercell Global Subsidiaries (See Note 3).

The Company has continued to grow its infrastructure and expand its processing sites into new markets and jurisdictions. In addition, the Company has been investing manpower and financial resources to focus on developing, manufacturing and rolling out several types of OMPULs to be used and/or distributed through our POCare Network of partners, collaborators, and joint ventures.

The Chief Executive Officer (“CEO”) is the Company’s chief operating decision-maker who reviews financial information prepared on a consolidated basis. Effective from the first quarter of 2020, all of the Company’s continuing operations are in one segment, being the point-of-care business via our POCare Platform. Therefore, no segment report has been presented.

The Company currently conducts its core CGT business operations through itself and its subsidiaries which are all wholly-owned except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

●	United States: Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America currently focused on setting up of the POCare Network.

●	Koligo Therapeutics Inc. (“Koligo”) is a Kentucky corporation that was acquired in 2020 and is currently focused on developing the POCare network and therapies.

●	European Union: Orgenesis Belgium SRL (the “Belgian Subsidiary”) is the center of activity in Europe currently focused on process development and preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss subsidiary) incorporated in October 2020 is currently focused on providing management services to the Company.

●	Israel: Orgenesis Ltd. (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services, and Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of cell-processing services in Israel.

●	Korea: Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

These condensed consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries (2020 including the Discontinued Operation).

The Company’s common stock, par value $0.0001 per share (the “Common Stock”) is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.”

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

As of March 31, 2021, the Company has accumulated losses of approximately $89 Million.

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

NOTE 2 - BASIS OF PRESENTATION

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of the Company. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”). The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2020, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.

b.	Significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We examined the impact of COVID-19 on our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations.

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the company’s consolidated financial statements for the fiscal year ended December 31, 2020, the Company identified an immaterial error originating in the first quarter of 2020 related to the gain calculation on the sale of MastherCell, which was consummated in February 2020. The Company did not adjust the gain calculation for the reversal of previously-recorded accretion adjustments to the carrying amount of the Redeemable Non-Controlling Interest (NCI) in the amount of $5,574. The Company has revised its financial statements presented herein for the three months ended March 31, 2020 to correct the error. The revision resulted in an increase to additional paid-in capital and a decrease in net income from discontinued operations, net of tax. There is no impact on net loss from continuing operations or earning per share. In addition, there is no impact on the Company’s balance sheet or statement of cash flows.

The following table summarizes the impact of the revision on additional paid-in capital and net income from discontinued operations, net of tax for the three months ended March 31, 2020:

	As reported	Adjustment	As revised
	(in thousands)

Net income from discontinued operations, net of tax	$82,039	$(5,574)	$76,465
Additional paid-in capital	103,623	5,574	109,197

NOTE 3 – DISCONTINUED OPERATIONS

On February 2, 2020, the Company completed the Masthercell sale and determined that the Masthercell Business met the criteria to be classified as a discontinued operation.

The financial results of the Masthercell Business are presented as income from discontinued operations, net of tax on the Company’s condensed Consolidated Statement of Comprehensive Loss (Income). The following table presents the financial results associated with the Masthercell Business operation as reflected in the Company’s condensed Consolidated Comprehensive loss (Income) (in thousands):

The period from January 1, 2020 until the disposal date
OPERATIONS
Revenues	$2,556
Cost of revenues	1,480
Cost of research and development and research and development services, net	7
Selling, general and administrative expenses	1,896
Other expenses, net	305
Operating loss	1,132
Financial income, net	(29)
Loss before income taxes	1,103
Tax expenses	-
Net loss from discontinuing operation, net of tax	$1,103

DISPOSAL
Gain on disposal before income taxes	$97,049
Provision for income taxes	(19,481)
Gain on disposal	$77,568

Net profit from discontinuing operation, net of tax	$76,465

The following table represents the components of the cash flows from discontinued operations (in thousands):

The period from January 1, 2020 until the disposal date

Net cash flows used in operating activities	$(2,409)
Net cash flows used in investing activities	$(579)
Net cash flows used in financing activities	$(51)

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams related to discontinued operations (in thousands):

The period from January 1, 2020 until the disposal date
Revenue stream:

Cell process development services	$2,556
Total	$2,556

NOTE 4 – EQUITY

During the three months ended March 31, 2021, the Company received approximately $1.9 million from the exercise of warrants for the purchase of the Company’s Common Stock at a price of $6.24. A total of 237,563 shares were issued during the quarter ended March 31, 2021 (and a further 67,960 shares were issued during the second quarter).

During the three months ended March 31, 2021, the Company received $50 thousand from the exercise of options for the purchase of 8,750 shares of the Company’s Common Stock at a weighted average price of $5.56.

NOTE 5 – LOSS (EARNINGS) PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except per share data)
Basic and diluted:
Net loss from continuing operations attributable to Orgenesis Inc.	$219	$6,976

Net income from discontinued operations attributable to Orgenesis Inc. for earning per share	-	(76,957)
Adjustment of redeemable non-controlling interest to redemption amount	-	(5,160)
	-	(82,117)

Net (income) loss attributable to Orgenesis Inc. for loss (earning) per share	219	(75,141)

Weighted average number of common shares outstanding	24,192,951	17,780,830
Loss per common share from continuing operations	$0.01	$0.39
Earnings per common share from discontinued operations	$-	$(4.62)
Net loss (earnings) per share	$0.01	$(4.23)

NOTE 6 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenue stream:

POC and hospital services	$9,254	$1,851
Cell process development services	135	27
Total	$9,389	$1,878

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenue earned:
Customer A	$2,391	$-
Customer B	1,646	-
Customer C	1,157	487
Customer D – related party	1,157	493
Customer E	956	374
Customer F	-	496

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Balance as of beginning of period	$3,085	$1,831
Additions	9,478	1,378
Collections	(1,204)	(344)
Exchange rate differences	(5)	-
Balance as of end of period	$11,354	$2,865

The activity for contract liabilities is comprised of:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Balance as of beginning of period	$59	$325
Additions	-	567
Realizations	-	(496)
Balance as of end of period	$59	$396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, or similar pandemics, could have on our business and CGT Biotech Platform. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries, Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland Inc., a Maryland corporation (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, which was incorporated in October 2020 (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc., a Kentucky corporation, purchased in 2020 (“Koligo”); Masthercell Global Inc. (“Masthercell”) and its wholly owned subsidiaries Cell Therapy Holdings S.A., MaSTherCell, S.A. (“MaSTherCell”), a Belgian-based subsidiary and a Contract Development and Manufacturing Organization (“CDMO”) specialized in cell therapy development and manufacturing for advanced medicinal products, and Masthercell U.S., LLC (“Masthercell U.S.”), a U.S.-based CDMO (collectively, “Masthercell”). The Company sold all of its equity interests in Masthercell and its subsidiaries in February 2020.

Corporate Overview

Orgenesis Inc., a Nevada corporation, is a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible format.

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

To achieve these goals, we have developed a Point of Care Platform comprised of three enabling components: a pipeline of licensed POCare Therapies that are designed to be processed and produced in closed, automated POCare Technology systems and a collaborative POCare Network. Via a combination of science, technology, engineering, and networking, we are working to provide a more efficient and scalable pathway for advanced therapies to reach patients more rapidly at lowered costs. We also draw on extensive medical expertise to identify promising new autologous therapies to leverage within the POCare Platform either via ownership or licensing.

The POCare Network brings together patients, doctors, industry partners, research institutes and hospitals worldwide with a goal of achieving harmonized, regulated clinical development and production of the therapies.

POCare Platform Operations via Subsidiaries

We currently conduct our core business operations ourselves and through our subsidiaries, which are all wholly-owned except as otherwise stated below (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

United States

●	Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America and is currently focused on setting up the POCare Network.

●	Koligo Therapeutics Inc. (“Koligo”) is a Kentucky corporation that we acquired in 2020 and is currently focused on developing the POCare network and therapies.

Europe

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is the center of activity in Europe and is currently focused on process development and the preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”), was incorporated in October 2020, and is currently focused on providing management services to us.

Asia

●	Orgenesis Ltd. in Israel (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services.

●	Orgenesis Biotech Israel Ltd. (“OBI”), is a provider of cell-processing services in Israel.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. We own 94.12% of the Korean Subsidiary.

Business Strategy

Our aim is to provide a pathway to bring Advanced Therapy Medicinal Products (“ATMPs”) in the cell and gene therapy industry from research to patients worldwide through our POCare Platform. We define point of care as a process of collecting, processing, and administering cells within the patient care environment, namely through academic partnerships in a hospital setting. We believe that this approach is an attractive proposition for personalized medicine because of our strategic partnerships with suppliers that help us to customize closed systems into effective mobile clean room facilities. This will potentially help to minimize or eliminate the need for cell transportation, which is a high-risk and costly aspect of the supply chain.

We aim to build value in various aspects of our company ranging from supply related processes including development and distribution systems, clinical and regulatory services, engineering and devices such as OMPULs discussed below, delivery systems, therapies including immuno-oncology, anti-aging, anti-viral, metabolic, nephrology, dermatology, orthopedic, as well as regenerative technologies.

Over time, we have worked to develop and validate POCare Technologies that can be combined within mobile production units for advanced therapies. We made significant investments in the development of several types of Orgenesis Mobile Processing Units and Labs (“OMPULs”) with the expectation of use and/or distribution through our POCare Network of partners, collaborators, and joint ventures. We anticipate distributing and using the OMPULS through our POCare Network of partners, collaborators, and joint ventures.

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

Revenue Model and Business Development

Our Point of Care (“POCare”) Platform is comprised of three enabling components: a multitude of licensed cell based POCare Therapeutics that are produced in closed, automated POCare Technology systems and a collaborative POCare Network. Our therapies include, but are not limited to, autologous, cell-based immunotherapies, therapeutics for metabolic diseases, anti-viral diseases, and tissue regeneration. We are establishing and positioning the business to bring point-of-care therapies to patients in a scalable way working directly with hospitals and through regional joint venture partners (“JVs”) and JVs active in autologous cell therapy product development, including facilities in various countries in North America, Europe, Latin America, Asia, the Middle East, and Australia. The POCare Platform’s goal is to enable a rapid, globally harmonized pathway for these therapies to reach large numbers of patients at lowered costs through efficient and decentralized production. The POCare Network brings together industry partners, research institutes and hospitals worldwide to achieve harmonized, regulated clinical development and production of the therapies.

We are focused on technology in-licensing and therapeutic collaborations, and we out-license therapies marketing rights and manufacturing rights to partners and / or to the JVs. In many cases, the JVs are responsible for the preparation of clinical trials, local regulatory approvals and regional marketing activities. Such licensing includes exclusive or nonexclusive, sublicensable, royalty bearing rights and license to the Orgenesis Background IP as required solely to manufacture, distribute and market and sell Orgenesis Products within the relevant territories. In consideration of the rights and the licenses so granted, we receive a royalty in the range of ten percent of the net sales generated by the JVs and/or its sublicensees (as applicable) with respect to the Orgenesis Products.

In addition, in many cases, once the JVs become profitable, we are entitled (in addition to any of its rights as holder of the JVs and prior to any other distributions of dividends by the JVs to shareholders of the JVs) to certain royalties pursuant to an Orgenesis License Agreement, to receive from the JVs royalties at a range of 10 to 15 percent of the JV’s audited U.S. GAAP profit, after tax.

We currently generate revenues from POCare services and sales which is comprised of:

●	R&D services provided to out licensing partners

The Company has signed POCare Master Services Agreements (“MSAs”) with our JV partners. In terms of the MSAs, we provide certain broadly defined development services that relate to our licensed therapies designed to develop or enhance the therapy with the objective of preparing it for clinical use. Such services, per therapy, include regulatory services, pre-clinical studies, intellectual property services, development services, and GMP process translation.

●	Hospital supply

Hospital services includes the sale or lease of products and the performance of processing services to our POCare hospitals or other medical providers. We either work directly with hospitals or receive payments through our regional JV partnerships.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020.

The following table presents our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenues	$8,232	$1,385
Revenues to Related Party	1,157	493
Cost of services and other research and development expenses	6,127	4,873
Amortization of intangible assets	238	223
Selling, general and administrative expenses	2,968	3,518
Share in net loss of associated companies	15	-
Financial expenses, net	233	329
Other income, net	(25)	(3)
Loss before income taxes	$167	$7,062

During the three months ended March 31, 2021, we recognized point-of-care development service revenue in the amount of $9,254 thousand, as compared to $1,851 during the three months ended March 31, 2020, representing an increase of 400%, due to increased activity under MSAs with our existing and new joint venture partners.

Expenses

Cost of services and other research and development expenses

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Salaries and related expenses	$2,236	$916
Stock-based compensation	158	86
Professional fees and consulting services	2,125	401
Lab expenses	627	619
Depreciation expenses, net	163	132
Other research and development expenses	818	2,804
Less – grant	-	(85)
Total	$6,127	$4,873

Research and development expenses for the three months ended March 31, 2021 were $6,127 thousand, as compared to $4,873 thousand for the three months ended March 31, 2020, representing an increase of 26%.

The increase is mainly attributable to the continued expansion of our pipeline of licensed CGTs with a harmonized pathway for regulatory approval, the expansion of our POC capacity globally, further investments in automated processing units and processes, further development of owned and licensed advanced therapies to enable commercial production, and additional work with partners to enable efficient closed processing system technologies addressing POCare needs.

Furthermore, additional employees were hired as we expanded our research and development to the evaluation and development of new cell therapies and related technologies.

We also continued investing in the development of several types of OMPULs with the expectation of use and/or distribution through our POCare Network of partners, collaborators, and joint ventures.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Salaries and related expenses	$679	$502
Stock-based compensation	407	331
Accounting and legal fees	872	1,624
Professional fees	412	437
Rent and related expenses	30	61
Business development	148	250
Depreciation expenses, net	52	25
Other general and administrative expenses	368	288
Total	$2,968	$3,518

Selling, general and administrative expenses for the three months ended March 31, 2021 were $2,968 thousand, as compared to $3,518 thousand for the three months ended March 31, 2020, representing a decrease of 16%. The decrease in selling, general and administrative expenses in the three months ended in March 31, 2021 compared to the three months ended March 31, 2020 is primarily attributable to a decrease in accounting and legal fees of $752 thousand, as a result of decreased corporate investment activities in 2021 compared to 2020.

Financial Expenses, net

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Interest expense on convertible loans and loans	$253	$422
Foreign exchange loss, net	56	57
Other income	(76)	(150)
Total	$233	$329

Financial expenses, net for the three months ended March 31, 2021 were $233 thousand, as compared to $329 thousand for the three months ended March 31, 2020, representing a decrease of 29%. The decrease was mainly a result of repayments in relation to the convertible loans during 2020.

Working Capital

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Current assets	$54,713	$50,077
Current liabilities	18,930	16,285
Working capital gain	$35,783	$33,792

Current assets increased, primarily due to increased accounts receivable as a result of the increased revenues. The increase in current liabilities was mainly attributable to an increase in accounts payable caused by the expansion of business operations.

Liquidity and Financial Condition

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)

Net income (loss)	$(165)	$69,450

Net cash used in operating activities	(4,547)	(13,693)
Net cash provided by (used in) investing activities	(539)	103,045
Net cash provided by financing activities	1,898	6,357

Increase (decrease) in cash and cash equivalents	$(3,188)	$95,709

During the quarter ended March 31, 2021, we funded our operations from existing funds.

Net cash used in operating activities for the three months ended March 31, 2021 was approximately $5 million, as compared to net cash used in operating activities of approximately $14 million for the three months ended March 31, 2020.

Net cash used in investing activities for the three months ended March 31, 2021 was approximately $1 million, as compared to net cash provided by investing activities of approximately $103 million for the three months ended March 31, 2020. The change was mainly due to the proceeds from Masthercell in the first quarter of 2020. Net cash used in investing activities was primarily for related activates under our CGT Biotech Platform.

Liquidity & Capital Resources Outlook

We believe that our current cash balance as well as revenues from our current operations results will provide sufficient liquidity to fund our operating needs for at least the next 12 months. However, there are factors that can impact our ability to continue to fund our operating needs, including:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 9, 2021, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the three-month period ended March 31, 2021.

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

The following table summarizes the share repurchase activity pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 2021	2,306	$4.45	2,306	$9,740

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
Date: May 6, 2021

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: May 6, 2021

