Form 10-Q
period 2021-06-30
Orgenesis Inc.
filed 2021-08-05
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 5, 2021, there were 24,537,366 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets

CURRENT ASSETS:
Cash and cash equivalents	$28,431	$44,923
Restricted cash	481	645
Accounts receivable, net *	17,196	3,085
Prepaid expenses and other receivables	1,399	1,070
Grants receivable	168	169
Inventory	173	185
Total current assets	47,848	50,077

NON-CURRENT ASSETS:
Deposits	$361	$296
Investments in associates, net	160	175
Property, plant and equipment, net	4,100	3,073
Intangible assets, net	12,435	13,023
Operating lease right-of-use assets	1,253	1,474
Goodwill	8,599	8,745
Other assets	802	821
Total non-current assets	27,710	27,607
TOTAL ASSETS	$75,558	$77,684

*	Including related party in the amount of $727 thousand and $744 thousand as of June 30, 2021 and as of December 31, 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2021	December 31, 2020
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$5,212	$8,649
Accrued expenses and other payables	2,553	792
Income tax payable	7	7
Employees and related payables	1,971	1,463
Advance payments on account of grant	1,137	692
Short-term loans and current maturities of long-term loans	-	145
Contract liabilities	59	59
Current maturities of finance leases	19	19
Current maturities of operating leases	479	485
Current maturities of convertible loans	6,719	3,974
Total current liabilities	18,156	16,285

LONG-TERM LIABILITIES:
Non-current operating leases	$792	$1,020
Convertible loans	4,656	7,200
Retirement benefits obligation	98	74
Non-current finance leases	52	64
Other long-term liabilities	304	313
Total long-term liabilities	5,902	8,671
TOTAL LIABILITIES	24,058	24,956

EQUITY:
Common stock, par value $0.0001 per share, 145,833,334 shares authorized, 24,537,366 and 24,223,093 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	143,197	140,397
Accumulated other comprehensive income	519	748
Treasury stock 262,090 and 55,309 shares as of June 30, 2021 and December 31, 2020, respectively	(1,159)	(250)
Accumulated deficit	(91,197)	(88,319)
Equity attributable to Orgenesis Inc.	51,363	52,579
Non-controlling interest	137	149
Total equity	51,500	52,728
TOTAL LIABILITIES AND EQUITY	$75,558	$77,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$9,818	$1,470	$18,050	$2,855
Revenues from related party	727	279	1,884	772
Total revenues	10,545	1,749	19,934	3,627
Cost of services and other research and development expenses	9,727	24,963	15,854	29,836
Amortization of intangible assets	239	(52)	477	171
Selling, general and administrative expenses	2,901	3,611	5,869	7,129
Other income, net	(3)	(1)	(28)	(4)
Operating loss	2,319	26,772	2,238	33,505
Financial expenses, net	406	337	639	666
Share in net loss of associated companies	-	-	15	-
Loss from continuing operation before income taxes	2,725	27,109	2,892	34,171
Tax expenses (income)	-	12	(2)	(35)
Net loss from continuing operation	2,725	27,121	2,890	34,136
Net income from discontinued operations, net of tax	-	(6,721)	-	(83,186)
Net loss (income)	2,725	20,400	2,890	(49,050)
Net loss (income) attributable to non-controlling interests from continuing operation	(66)	6	(12)	(33)
Net income attributable to non-controlling interests from discontinued operations	-	-	-	(492)
Net loss (income) attributable to Orgenesis Inc.	$2,659	$20,406	$2,878	$(49,575)

Loss (Earnings) per share:
Basic and diluted from continuing operations	$0.11	$1.26	$0.12	$1.73
Basic and diluted from discontinued operations	$-	$(0.31)	$-	$(4.52)
Basic and diluted	$0.11	$0.95	$0.12	$(2.79)

Weighted average number of shares used in computation of Basic and Diluted loss (earnings) per share:
Basic and diluted	24,365,746	21,515,254	24,279,826	19,648,042

Comprehensive loss (income):
Net loss from continuing operations	$2,725	$27,121	$2,890	$34,136
Net loss (income) from discontinued operations, net of tax	-	(6,721)	-	(83,186)
Other comprehensive loss (income)- translation adjustments	(48)	(247)	229	397
Release of translation adjustment due to sale of subsidiary	-	-	-	(194)
Comprehensive loss (income)	2,677	20,153	3,119	(48,847)
Comprehensive income attributed to non-controlling interests from continuing operations	(66)	6	(12)	(33)
Comprehensive income attributed to non-controlling interests from discontinued operations	-	-	-	(492)
Comprehensive loss (income) attributed to Orgenesis Inc.	$2,611	$20,159	$3,107	$(49,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Accumulated Other			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2021	24,167,784	$3	$140,397	$748	$(250)	$(88,319)	$52,579	$149	$52,728
Changes during the six months ended June 30, 2021:
Stock-based compensation to employees and directors	-	-	612	-	-	-	612	-	612
Stock-based compensation to service providers	-	*	276	-	-	-	276	-	276
Exercise of options	8,750	*	50	-	-	-	50	-	50
Issuance of Shares due to exercise of warrants	305,523	*	1,862	-	-	-	1,862	-	1,862
Repurchase of treasury stock	(206,781)	-	-	-	(909)	-	(909)	-	(909)
Comprehensive loss for the period		-	-	(229)	-	(2,878)	(3,107)	(12)	(3,119)
Balance at June 30, 2021	24,275,276	$3	$143,197	$519	$(1,159)	$(91,197)	$51,363	$137	$51,500

*	Represents an amount lower than $1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Accumulated		Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2020	16,140,962	$2	$94,691	$213	$(89,429)	$5,477	$601	$6,078
Changes during the six months ended June 30, 2020:
Stock-based compensation to employees and directors	-	-	910	-	-	910	-	910
Stock-based compensation to service providers	**270,174	*-	787	-	-	787	-	787
Stock-based compensation for Tamir purchase agreement	3,400,000	*-	17,748			17,748		17,748
Exercise of options	83,334	*-	300	-	-	300		300
Beneficial conversion feature of convertible loans	-	-	42	-	-	42	-	42
Issuance of shares and warrants	2,200,000	*-	8,438	-	-	8,438	-	8,438
Sale of subsidiaries	-	-	-	-	-	-	(413)	(413)
Adjustment to redemption value of redeemable non-controlling interest	-	-	5,160	-	-	5,160	-	5,160
Comprehensive (income) loss for the period				(203)	49,575	49,372	(33)	49,339
Balance at June 30, 2020	22,094,470	$2	$128,076	$10	$(39,854)	$88,234	$155	$88,389

*	Represents an amount lower than $1 thousand
**	Out of which 135,000 shares have additional restrictions on transfer until services have been provided

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Receipts on Account of	Accumulated			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Shares to be Allotted	Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at April 1, 2021	24,411,791	$3	$142,449	$424	$471	$(260)	$(88,538)	$54,549	$203	$54,752
Changes during the three months ended June 30, 2021:
Stock-based compensation to employees and directors	-	-	292	-	-	-	-	292	-	292
Stock-based compensation to service providers	-	-	32	-	-	-	-	32	-	32
Issuance of Shares due to exercise of warrants	67,960	*	424	(424)	-	-	-	-	-	-
Repurchase of treasury stock	(204,475)	-	-	-	-	(899)	-	(899)	-	(899)
Comprehensive income (loss) for the period	-	-	-	-	48	-	(2,659)	(2,611)	(66)	(2,677)
Balance at June 30, 2021	24,275,276	$3	$143,197	$-	$519	$(1,159)	$(91,197)	$51,363	$137	$51,500

*	Represents an amount lower than $1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Accumulated		Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at April 1, 2020	18,361,050	$2	$109,197	$(237)	$(19,448)	$89,514	$149	$89,663
Changes during the three months ended June 30, 2020:
Stock-based compensation to employees and directors	-	-	284	-	-	284	-	284
Stock-based compensation to service providers	**250,086	*-	547	-	-	547	-	547
Stock-based compensation for Tamir purchase agreement	3,400,000	*-	17,748	-	-	17,748	-	17,748
Exercise of options	83,334	*-	300	-	-	300	-	300
Comprehensive income (loss) for the period	-	-	-	247	(20,406)	(20,159)	6	(20,153)
Balance at June 30, 2020	22,094,470	$2	$128,076	$10	$(39,854)	$88,234	$155	$88,389

*	Represents an amount lower than $1 thousand
**	Out of which 135,000 shares have additional restrictions on transfer until services have been provided

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (*)

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,890)	$49,050
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	888	1,697
Stock-based compensation for Tamir Purchase Agreement	-	17,048
Capital loss (gain), net	20	14
Gain on disposal of subsidiaries	-	(97,020)
Share in losses of associated company	15	-
Depreciation and amortization expenses	918	739
Effect of exchange differences on inter-company balances	59	124
Net changes in operating leases	(13)	(9)
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	200	201
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,087)	(2,453)
Decrease (increase) in inventory	7	(123)
Increase in other assets	(8)	(20)
Increase in prepaid expenses and other accounts receivable	(371)	(512)
Decrease in accounts payable	(3,422)	(4,748)
Increase in accrued expenses and other payables	1,768	13,451
Increase in employee and related payables	541	12
Decrease in contract liabilities	-	(64)
Change in advance payments and receivables on account of grant, net	328	(156)
Decrease in deferred taxes liability	-	(65)
Net cash used in operating activities	$(16,047)	$(22,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan to JV with a related party	-	(500)
Sale of property and equipment	-	4
Purchase of property and equipment	(1,542)	(974)
Proceed from sale of subsidiaries	-	104,222
Investment in deposits	(20)	-
Repayment from deposits	-	20
Net cash provided by (used in) investing activities	$(1,562)	$102,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock	(909)	-
Proceeds from issuance of shares and warrants (net of transaction costs)	1,912	8,738
Proceeds from issuance of convertible loans (net of transaction costs)	-	250
Repayment of convertible loans and convertible bonds	-	(2,400)
Repayment of short and long-term debt	(10)	(430)
Other financing activities	-	1
Net cash provided by financing activities	$993	$6,159

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(16,616)	$86,097
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40)	(43)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	45,568	12,041
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD (*)	$28,912	$98,095

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Finance leases of property, plant and equipment	$-	$363
Right-of-use assets obtained in exchange for new operating lease liabilities, net	$-	$231
Purchase of property, plant and equipment change included in accounts payable	$(9)	$200
Acquisition of other asset	$-	$700

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*)	See Note 3 for information regarding the discontinued operation.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a.	General

Orgenesis Inc., a Nevada corporation, is a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible treatments, processes, and systems.

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

To achieve these goals, the Company has developed a Point of Care Platform comprised of three enabling components: a pipeline of licensed POCare Therapies that are designed to be processed and produced, automated closed POCare technology systems, and a collaborative POCare Network. The Company is working to provide a more efficient and scalable pathway for advanced therapies to reach patients more rapidly at lowered costs. The Company also draws on extensive medical expertise to identify promising new autologous therapies to leverage within the POCare Platform either via ownership or licensing.

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

The Company’s other business segment was a Contract Development and Manufacturing Organization (“CDMO”) platform, providing contract manufacturing and development services for biopharmaceutical companies (the “CDMO Business”). The CDMO platform was historically operated mainly through majority-owned Masthercell Global (which consisted mainly of the following two subsidiaries: MaSTherCell S.A. in Belgium and Masthercell U.S., LLC in the United States (collectively, “Masthercell”)). In February 2020, the Company sold its entire equity interests in Masthercell Global Inc. (the “Masthercell Business”), which comprised the majority of the Company’s CDMO Business, to Catalent Pharma Solutions, Inc. (the “Masthercell Sale”). The Company determined that the Masthercell Business (“Discontinued Operation”) met the criteria to be classified as a discontinued operation as of the first quarter of 2020. The Discontinued Operation includes the vast majority of the previous CDMO Business (See Note 3).

The Company has continued to grow its infrastructure and expand its processing sites into new markets and jurisdictions. In addition, the Company has been investing manpower and financial resources to focus on developing, manufacturing and rolling out several types of OMPULs to be used and/or distributed through our POCare Network of partners, collaborators, and joint ventures.

The Chief Executive Officer is the Company’s chief operating decision-maker who reviews financial information prepared on a consolidated basis. Effective from the first quarter of 2020, all of the Company’s continuing operations are in one segment, being the point-of-care business via our POCare Platform. Therefore, no segment report has been presented.

The Company currently conducts its core CGT business operations through itself and its subsidiaries which are all wholly-owned except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

●	United States: Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America currently focused on setting up of the POCare Network.

●	Koligo Therapeutics Inc. (“Koligo”) is a Kentucky corporation that was acquired in 2020 and is currently focused on developing the POCare network and therapies.

●	European Union: Orgenesis Belgium SRL (the “Belgian Subsidiary”) and Orgenesis Germany GmbH (incorporated in 2021), (the “German subsidiary”) are currently focused on process development and preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss subsidiary”) incorporated in 2020 is currently focused on providing management services to the Company.

●	Israel: Orgenesis Ltd. (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services, and Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of cell-processing services in Israel.

●	Korea: Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

These condensed consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries (and in 2020 includes the Discontinued Operation).

The Company’s common stock, par value $0.0001 per share (the “Common Stock”) is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.”

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

As of June 30, 2021, the Company has accumulated losses of approximately $91 Million.

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

The Company recognizes revenue when, or as, it satisfies a performance obligation.  At contract inception, the Company determines whether the services are transferred over time or at a point in time. Performance obligations that have no alternative use and that the Company has the right to payment for performance completed to date, at all times during the contract term, are recognized over time. All other performance obligations are recognized as revenues by the company at a point of time (upon completion). In addition, during the three months ended June 30, 2021, the Company started providing support services to its customers. These revenues are recognized as and when the services are provided because the customer simultaneously receives and consumes the benefits provided.

Also included in POC development services is Hospital supplies revenue which is derived principally from the sale or lease of products and the performance of services to hospitals or other medical providers. Revenue is earned and recognized when product and services are received by the customer.

Recently issued accounting pronouncements, not yet adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company is currently evaluating the impact of adopting this standard.

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

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the company’s consolidated financial statements for the fiscal year ended December 31, 2020, the Company identified an immaterial error originating in the first quarter of 2020 related to the gain calculation on the sale of Masthercell. The Company did not adjust the gain calculation for the reversal of previously-recorded accretion adjustments to the carrying amount of the Redeemable Non-Controlling Interest (NCI) in the amount of $5,574. The Company has revised its financial statements presented herein for the six months ended June 30, 2020, respectively, to correct the error. The revision resulted in an increase to additional paid-in capital and a decrease in net income from discontinued operations, net of tax. There is no impact on net loss from continuing operations or earning per share. In addition, there is no impact on the Company’s balance sheet or statement of cash flows.

The following table summarizes the impact of the revision on additional paid-in capital and net income from discontinued operations, net of tax for the six months ended June 30, 2020:

	As reported	Adjustment	As revised
	(in thousands)

Net income from discontinued operations, net of tax	$88,760	$(5,574)	$83,186
Additional paid-in capital	122,502	5,574	128,076

NOTE 3 – DISCONTINUED OPERATION

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

The financial results of the Masthercell Business are presented as income from discontinued operations, net of tax on the Company’s Condensed Consolidated Statement of Comprehensive Loss (Income). The following table presents the financial results associated with the Masthercell Business operation as reflected in the Company’s Condensed Consolidated Comprehensive loss (Income) (in thousands):

The period from January 1, 2020 until the disposal date
OPERATIONS
Revenues	$2,556
Cost of revenues	1,482
Cost of research and development and research and development services, net	7
Amortization of intangible assets	137
Selling, general and administrative expenses	1,896
Other expenses, net	305
Operating loss	1,271
Financial income, net	(29)
Loss before income taxes	1,242
Tax expenses	(30)
Net loss from discontinuing operation, net of tax	$1,212

DISPOSAL
Gain on disposal before income taxes	$97,020
Provision for income taxes	(12,622)
Gain on disposal	$84,398

Net profit from discontinuing operation, net of tax	$83,186

The following table represents the components of the cash flows from discontinued operations (in thousands):

The period from January 1, 2020 until the disposal date

Net cash flows used in operating activities	$(2,409)
Net cash flows used in investing activities	$(579)
Net cash flows used in financing activities	$(51)

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams related to discontinued operations (in thousands):

The period from January 1, 2020 until the disposal date
Revenue stream:

Cell process development services	$2,556
Total	$2,556

NOTE 4 – EQUITY

During the six months period ended June 30, 2021, the Company received approximately $1.9 million from the exercise of warrants for the purchase of the Company’s Common Stock at a price of $6.24. A total of 305,523 shares were issued during the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Company received $50 thousand from the exercise of employee options for the purchase of 8,750 shares of the Company’s Common Stock at a weighted average price of $5.56.

NOTE 5 – STOCK-BASED COMPENSATION

Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2021 to June 30, 2021:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	125,000	$5.12	Quarterly over a period of two years	412	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2021 to June 30, 2021
Value of one common share	$5.12
Dividend yield	0%
Expected stock price volatility	77%
Risk free interest rate	0.96%
Expected term (years)	5.56

NOTE 6 – LOSS (EARNINGS) PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except per share data)
Basic and diluted:
Net loss from continuing operations attributable to Orgenesis Inc.	$2,659	$27,127	$2,878	$34,103

Net income from discontinued operations attributable to Orgenesis Inc. for earning per share	-	(6,721)	-	(83,678)
Adjustment of redeemable non-controlling interest to redemption amount	-	-	-	(5,160)
	-	(6,721)	-	(88,838)

Net (income) loss attributable to Orgenesis Inc. for loss (earning) per share	2,659	20,406	2,878	(54,735)

Weighted average number of common shares outstanding	24,365,746	21,515,254	24,279,826	19,648,042
Loss per common share from continuing operations	$0.11	$1.26	$0.12	$1.73
Earnings per common share from discontinued operations	$-	$(0.31)	$-	$(4.52)
Net loss (earnings) per share	$0.11	$0.95	$0.12	$(2.79)

NOTE 7 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenue stream:

POC and hospital services (Mainly POC)	$9,074	$1,174	$18,328	$3,025
Cell process development services	1,471	575	1,606	602
Total	$10,545	$1,749	$19,934	$3,627

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenue earned:

Customer A	$3,207	$906	$4,163	$1,280
Customer B	1,739	-	4,130	-
Customer C	2,119	319	3,276	806
Customer D	936	-	2,582	-
Customer E	1,216	237	2,009	733

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Balance as of beginning of period	$3,085	$1,831
Additions	20,347	2,944
Collections	(6,260)	(828)
Exchange rate differences	24	3
Balance as of end of period	$17,196	$3,950

The activity for contract liabilities is comprised of:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Balance as of beginning of period	$59	$325
Additions	-	597
Realizations	-	(760)
Balance as of end of period	$59	$162

NOTE 8 – TRANSACTIONS DURING THE PERIOD

Johns Hopkins University

During the three months ended June 30, 2021, the Company and Johns Hopkins University entered into a sublease and construction agreement for the establishment of a clinical therapeutic development and point of care center in Maryland of approximately 6,830 rentable square feet. Pursuant to the agreements, the Company will pay for certain leasehold improvements in the premises according to plans and specifications to be agreed upon. The Company advanced an initial $510 thousand for this purpose. The annual base rent is initially $260 thousand per year, increasing to $324 thousand per year over the 10-year initial lease term. The Company has an option to renew the sublease for two additional periods of five years each under the same terms and conditions. The Company is expected to gain occupancy of the premises during the fourth quarter of 2021.

Neuro-Immunotherapy Exclusive License Agreement

During the three months ended June 30, 2021, the Company entered into an exclusive license agreement in the field of neuro-immunotherapy. Pursuant to the agreement, the Company received an exclusive, worldwide, sublicensable, royalty-bearing license of certain technology and patents for the purpose of developing, manufacturing, using, and commercializing the licenced technology. Royalties of between 0.5% and 5% on royalty-bearing sales are payable for up to 15 years from the date of first sale in any country in which licensed products are sold, and sublicense fees at the rate of 12% on sublicense income (but no less than two percent (2.0%) of sublicenses’ net sales). Pursuant to the agreement, the Company is required to invest within thirty-six (36) months of the effective date an aggregate amount of at least $2 million in its efforts to develop the licensed technology.

Celleska Pty Ltd

During the three months ended June 30, 2021, the Company and Celleska Pty Ltd., an Australian company (“Celleska”), entered into a Joint Venture Agreement (“AJVA”) to facilitate the collaboration in the field of Cell and Gene therapies development and development of the Company’s worldwide POCare network in Australia. Under the AJVA, the Company will hold a 50% share of the equity of the Australian joint venture entity (“AJVE”). Until the AJVE is incorporated, Celleska will manage the joint venture activities. The AJVE will be managed by a steering committee consisting of three members which will act as the AJVE’s board of directors. The Company is entitled to appoint one member, Celleska is entitled to appoint one member, and the Company and Celleska will jointly appoint the third member. The Company has the right to exercise a call option to acquire the Celleska’s entire share in the AJVE based on the occurrence of certain events and according to an agreed-upon mechanism subject to a minimum valuation of $5 million. Each party will provide funding to the AJVE in an amount of up to $10 million, of which $5 million may be funded via in-kind investments. Each of the Company and Celleska will grant to the AJVE an exclusive, sublicensable, royalty-bearing right and license to the relevant party’s background intellectual property as required solely to manufacture, distribute and market and sell such party’s products within the territory of Australia. Each party shall receive royalties in an amount of ten percent (10%) of the net sales generated by the AJVE and/or its sublicensees. In addition, Company shall receive an exclusive, sublicensable, royalty-bearing, right and license to Celleska’s background intellectual property as required solely to manufacture, distribute and market and sell Celleska products outside the territory of Australia in consideration for royalties in an amount of ten percent (10%) of the net sales generated by the Company or its sublicensees with respect to sale of Celleska products. Once the AJVE is profitable, the Company will be entitled (in addition to any of its rights as the holder of the AJVE) to an additional share of fifteen percent (15%) of the AJVE’s GAAP profit after tax, over and above all rights granted pursuant to Company’s participating interest in the AJVE. As of June 30, 2021 the AJVE had not yet been incorporated.

Savicell

On June 14, 2021 the Company and Savicell Ltd (“Savicell”) entered into a collaboration agreement (the “Savicell Agreement”) to collaborate in the evaluation, continued development, validation, and use of Savicell’s platform designed for the early detection and diagnosis of diseases and conditions and for quality control and monitoring purposes, in conjunction with the Company’s systems. Pursuant to the Savicell Agreement, the Company shall provide to Savicell funding for performance of certain tasks agreed upon by the parties in a work plan. In consideration for such funding, Savicell shall supply the Company with products developed under the Savicell Agreement at preferential rates and grant to the Company a worldwide exclusive licence to sell such products in the Company’s point-of-care network of hospitals, clinics and institutions for quality control and monitoring of manufacturing and processing of autologous immune cells manipulated by cell and gene therapies, subject to a royalty of 10%.

Stromatis Pharma

On June 15, 2021, the Company and Stromatis Pharma Inc. (“Stromatis”) entered into a Collaboration and Sublicense Agreement (the “Stromatis Agreement”) to collaborate in refining methods for GMP manufacturing of CAR-T/CAR-NK CT109; and the development and validation of the Stromatis technology as it relates to the CAR-T/CAR-NK CT109 antibody up to and inclusive of filing of Investigational New Drug Application relating to Stromatis’ CAR-T/CAR-NK CT109 antibody (“Licensed Product”), in accordance with the agreed project plan (“Project”). The Company will fund the Project by providing Stromatis an amount of up to $1.2 million. Stromatis will grant the Company certain exclusive rights to manufacture, process and supply the Licensed Product (“Manufacturing Rights”) and exclusive rights to market and sell and offer for sale the Licensed Product within the Company’s point of care network (“Marketing Rights”). Stromatis has the option to convert the exclusive Manufacturing Rights to non-exclusive rights subject to payment by Stromatis of an amount equal to funding provided by Company and an additional payment by Stromatis of an ongoing revenue share of five percent (5%) of revenues of any kind received by Stromatis or its affiliates from the sale or transfer of Licensed Products or license of rights under the licensed technology. The Company shall pay Stromatis in consideration for the Marketing Rights and royalties of up to 12% of net revenues of Licensed Products received by the Company. The Company advanced to Stromatis an initial sum of $500 thousand under the Stromatis Agreement, which was recorded as cost of services and other research and development expenses.

NOTE 9 – SUBSEQUENT EVENTS

1. In July 2021 the Company via the Belgian subsidiary invested approximately $260 thousand in Revacel Srl (“Revacel”), a newly incorporated entity in Belgium. The Company will hold 51% of the share capital of Revacel and have the right to appoint 2 members to the Revacel board of directors. The Company’s partner, Revatis SA, (a Belgian entity) will hold the remaining 49% and has the right to appoint 2 members to the Revacel board of directors. The fifth Revacel board member will be an independent industry expert appointed with the mutual agreement of the Company and Revatis SA. Revacel will develop products in the field of muscle-derived mesenchymal stem/progenitor cells.

2. On July 28, 2021, the Compensation Committee of the Board of Directors awarded a discretionary bonus to Vered Caplan, the Chief Executive Officer of the Company, in the amount of $3.6 million pursuant to the discretionary bonus provisions of the Personal Employment Agreement between Vered Caplan and Orgenesis Services Sàrl.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, any of its variants, or similar pandemics, could have on our business and CGT Biotech Platform. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries, Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland Inc., a Maryland corporation (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, which was incorporated in October 2020 (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc., a Kentucky corporation, purchased in 2020 (“Koligo”), Orgenesis Germany GmbH, a German entity which was incorporated in the second quarter of 2021; and Masthercell Global Inc. (which consisted mainly of the following two subsidiaries: MaSTherCell S.A. in Belgium and Masthercell U.S., LLC in the United States (collectively, “Masthercell”)). The Company sold all of its equity interests in Masthercell and its subsidiaries in February 2020.

Corporate Overview

Orgenesis Inc., a Nevada corporation, is a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible format.

CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products (“ATMPs”). We mostly focus on autologous therapies, with processes and systems that are developed for each therapy using a closed and automated processing system approach that is validated for compliant production near the patient at their point of care for the treatment of patients. This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver the treatments to patients (ultimately limiting the number of patients that can have access to, or can afford, these therapies).

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

POCare Platform Operations via Subsidiaries

We currently conduct our core business operations ourselves and through our subsidiaries, which are all wholly-owned except as otherwise stated below (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

United States

●	Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America and is currently focused on setting up the POCare Network.

●	Koligo Therapeutics Inc. (“Koligo”) is a Kentucky corporation that we acquired in 2020 and is currently focused on developing the POCare network and therapies.

Europe

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is a center of activity in Europe and is currently focused on process development and the preparation of European clinical trials.

●	Orgenesis Germany GmbH (the “German Subsidiary”) is currently focused on certain aspects of clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”), was incorporated in October 2020, and is currently focused on providing management services to us.

Asia

●	Orgenesis Ltd. in Israel (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services.

●	Orgenesis Biotech Israel Ltd. (“OBI”), is a provider of cell-processing services in Israel.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. We own 94.12% of the Korean Subsidiary.

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

We are focused on technology in-licensing and therapeutic collaborations, and we out-license therapies marketing rights and manufacturing rights to partners and / or to the JVs. In many cases, the JVs are responsible for the preparation of clinical trials, local regulatory approvals and regional marketing activities. Such licensing includes exclusive or nonexclusive, sublicensable, royalty bearing rights and license to the Orgenesis Background IP as required solely to manufacture, distribute and market and sell Orgenesis Products within the relevant territories. In consideration for the rights and the licenses so granted, we receive a royalty in the range of ten percent of the net sales generated by the JVs and/or its sublicensees (as applicable) with respect to the Orgenesis Products.

In addition, in many cases, once the JVs become profitable, we will be entitled (in addition to any of its rights as holder of the JVs and prior to any other distributions of dividends by the JVs to shareholders of the JVs) to certain royalties pursuant to an Orgenesis License Agreement, to receive from the JVs royalties at a range of 10 to 15 percent of the JV’s audited U.S. GAAP profit, after tax.

The Company has signed POCare Master Services Agreements (“MSAs”) with our JV partners. During the three months ended June 30, 2021, the Company together with our JV partners reviewed and revised the MSAs to reflect updated services that the Company provides. In terms of the MSAs, we provide certain broadly defined development services that relate to our licensed therapies designed to develop or enhance the therapy with the objective of preparing it for clinical use. Such services, per therapy, include regulatory services, pre-clinical studies, intellectual property services, development services, and GMP process translation.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020.

The following table presents our results of operations for the three months ended June 30, 2021 and 2020:

	Three-Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$9,818	$1,470
Revenues to Related Party	727	279
Cost of services and other research and development expenses	9,727	24,963
Amortization of intangible assets	239	(52)
Selling, general and administrative expenses	2,901	3,611
Other income, net	(3)	(1)
Financial expenses, net	406	337
Loss before income taxes	$2,725	$27,109

During the three months ended June 30, 2021, we recognized point-of-care development service revenue in the amount of $10,545 thousand, as compared to $1,749 thousand during the three months ended June 30, 2020, representing an increase of 503%. The increase is attributable to increased activity under master service agreements with our customers.

Expenses

Cost of services and other research and development expenses

	Three-Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Salaries and related expenses	$2,531	$1,279
Stock-based compensation	150	133
Professional fees and consulting services	3,908	574
Lab expenses	830	531
Tamir purchase agreement	-	19,510
Depreciation expenses, net	256	131
Other research and development expenses	2,052	2,858
Less – grant	-	(53)
Total	$9,727	$24,963

Cost of services and other research and development expenses for the three months ended June 30, 2021 were $9,727 thousand, as compared to $24,963 thousand for the three months ended June 30, 2020, representing a decrease of 61%. The changes contributing to the net decrease during the quarter were attributable to:

● In 2020, we purchased the assets of Tamir Biotechnology Inc., and we accounted for these as Research and Development expenses under ASC 730.

● Salaries and related expenses increased as a result of additional staff hired to continue the development of our CGT product pipeline as we expand our POC operations globally. We continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and in additional work with partners that address POCare needs.

● We experienced an increase in professional fees and consulting services of $3,334 thousand. As indicated above, we continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and in additional work with partners that address POCare needs.

Selling, General and Administrative Expenses

	Three-Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Salaries and related expenses	$744	$367
Stock-based compensation	175	697
Accounting and legal fees	829	1,793
Professional fees	425	389
Rent and related expenses	53	68
Business development	158	175
Depreciation expenses, net	(30)	25
Other general and administrative expenses	547	97
Total	$2,901	$3,611

Selling, general and administrative expenses for the three months ended June 30, 2021 were $2,901 thousand, as compared to $3,611 thousand for the three months ended June 30, 2020, representing a decrease of 20%. The decrease in selling, general and administrative expenses in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is primarily attributable to a decrease in accounting and legal fees of $964 thousand and as a result of decreased corporate investment activities in 2021 compared to 2020.

Financial Expenses, net

	Three-Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Interest expense on convertible loans and loans	$271	$317
Foreign exchange loss (gain), net	138	108
Other expenses (income)	(3)	(88)
Total	$406	$337

Financial expenses, net, for the three months ended June 30, 2021 were $406 thousand, as compared to $337 thousand for the three months ended June 30, 2020, representing an increase of 20%. The increase was mainly as a result of a decline in other income.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020.

The following table presents our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$18,050	$2,855
Revenues to Related Party	1,884	772
Cost of services and other research and development expenses	15,854	29,836
Amortization of intangible assets	477	171
Selling, general and administrative expenses	5,869	7,129
Other income, net	(28)	(4)
Financial expenses, net	639	666
Share in net income of associated company	15	-
Loss before income taxes	$2,892	$34,171

Our revenues for the six months ended June 30, 2021 were $19,934 thousand, as compared to $3,627 thousand for the six months ended June 30, 2020, representing an increase of 450%. The increase in revenues for the six months ended June 30, 2021 was attributable to the increase in point-of-care services revenue as a result of increased activity under master service agreements with our customers.

Expenses

Cost of services and other research and development expenses

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Salaries and related expenses	$4,767	$2,195
Stock-based compensation	308	219
Professional fees and consulting services	6,033	975
Lab expenses	1,457	1,150
Tamir purchase agreement.	-	19,510
Depreciation expenses, net	419	263
Other research and development expenses	2,870	5,662
Less – grant	-	(138)
Total	$15,854	$29,836

Cost of services and other research and development expenses for the six months ended June 30, 2021 were $15,854 thousand, as compared to $29,836 thousand for the six months ended June 30, 2020, representing a decrease of 47%. The changes contributing to the net decrease during the period were attributable to:

● In 2020, we purchased the assets of Tamir Biotechnology Inc., and we accounted for these as Research and Development expenses under ASC 730.

● Salaries and related expenses increased by $2,572 thousand, as a result of additional staff hired to continue the development of our CGT product pipeline as we expand our POC operations globally. We continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and in additional work with partners that address POCare needs.

● We experienced an increase in professional fees and consulting services of $5,058 thousand. As indicated above, we continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and in additional work with partners that address POCare needs.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Salaries and related expenses	$1,423	$869
Stock-based compensation	582	1,028
Accounting and legal fees	1,701	3,417
Professional fees	837	826
Rent and related expenses	83	129
Business development	306	425
Depreciation expenses, net	22	50
Other general and administrative expenses	915	385
Total	$5,869	$7,129

Selling, general and administrative expenses for the six months ended June 30, 2021 were $5,869 thousand, as compared to $7,129 thousand for the six months ended June 30, 2020, representing a decrease of 18%. The decrease was primarily attributable to a decrease in accounting and legal fees of $1,716 thousand, as a result of reduced corporate investment activities in 2021 compared to 2020.

Financial Expenses, net

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Interest expense on convertible loans and loans	$524	$739
Foreign exchange loss, net	194	165
Other expenses (income)	(79)	(238)
Total	$639	$666

Financial expenses, net for the six months ended June 30, 2021 were $639 thousand, as compared to $666 thousand for the six months ended June 30, 2020, representing a decrease of 4%.

Working Capital

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Current assets	$47,848	$50,077
Current liabilities	18,156	16,285
Working capital gain	$29,692	$33,792

Current assets decreased by $2,229 thousand between December 31, 2020 and June 30, 2021. There was a decrease in cash and cash equivalents of $16,492 thousand as a result of payments of operating expenses. Accounts receivable increased by $14,111 as a result of increased POC revenue.

Current liabilities increased by $1,871 thousand between December 31, 2020 and June 30, 2021 primarily due to an increase in current maturities of convertible loans.

Liquidity and Financial Condition

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)

Net income (loss)	$(2,890)	$49,050

Net cash used in operating activities	(16,047)	(22,834)
Net cash provided by (used in) investing activities	(1,562)	102,772
Net cash provided by financing activities	993	6,159

Increase in cash and cash equivalents	$(16,616)	$86,097

During six months period ended June 30, 2021, we funded our operations from existing funds.

Net cash used in operating activities for the six months ended June 30, 2021 was approximately $16 million, as compared to net cash used in operating activities of approximately $23 million for the six months ended June 30, 2020.

Net cash used in investing activities for the six months ended June 30, 2021 was approximately $2 million, as compared to net cash provided by investing activities of approximately $103 million for the six months ended June 30, 2020. The change was mainly due to the proceeds from Masthercell in the first quarter of 2020.

Liquidity & Capital Resources Outlook

We believe that our current cash balance as well as revenues from our current operations results will provide sufficient liquidity to fund our operating needs for at least the next 12 months. We expect our general and administrative expenses to increase significantly in the third quarter primarily due to a discretionary bonus in the amount of $3.6 million awarded to our Chief Executive Officer on July 28, 2021 pursuant to the terms of her employment agreement. Additionally, there are factors that can impact our ability to continue to fund our operating needs, including:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the three-month period ended June 30, 2021.

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

The following table summarizes the share repurchase activity pursuant to the Stock Repurchase Plan during the three months ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 2021	8,850	$4.49	8,850	$9,699
May 2021	195,625	4.34	195,625	8,841
	204,475	$4.34	204,475	$8,841

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
Date: August 5, 2021

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 5, 2021

