Form 10-Q
period 2021-09-30
Orgenesis Inc.
filed 2021-11-04
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 4, 2021, there were 24,275,276 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets

CURRENT ASSETS:
Cash and cash equivalents	$14,917	$44,923
Restricted cash	487	645
Accounts receivable, net *	15,950	3,085
Prepaid expenses and other receivables	1,667	1,070
Convertible loan to related party	3,018	-
Grants receivable	169	169
Inventory	133	185
Total current assets	36,341	50,077

NON-CURRENT ASSETS:
Deposits	$358	$296
Investments in associates, net	397	175
Property, plant and equipment, net	5,706	3,073
Intangible assets, net	12,064	13,023
Operating lease right-of-use assets	1,122	1,474
Goodwill	8,414	8,745
Other assets	802	821
Total non-current assets	28,863	27,607
TOTAL ASSETS	$65,204	$77,684

*	Including related party in the amount of $1,069 thousand and $744 thousand as of September 30, 2021 and as of December 31, 2020, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2021	December 31, 2020
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$3,056	$8,649
Accrued expenses and other payables	2,474	792
Income tax payable	74	7
Employees and related payables	1,919	1,463
Advance payments on account of grant	1,108	692
Short-term loans and current maturities of long-term loans	-	145
Contract liabilities	59	59
Current maturities of finance leases	18	19
Current maturities of operating leases	476	485
Current maturities of convertible loans	4,382	3,974
Total current liabilities	13,566	16,285

LONG-TERM LIABILITIES:
Non-current operating leases	$665	$1,020
Convertible loans	7,277	7,200
Retirement benefits obligation	98	74
Non-current finance leases	47	64
Other long-term liabilities	290	313
Total long-term liabilities	8,377	8,671
TOTAL LIABILITIES	21,943	24,956

EQUITY:
Common stock, par value $0.0001 per share, 145,833,334 shares authorized, 24,537,366 and 24,223,093 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	145,338	140,397
Accumulated other comprehensive income	290	748
Treasury stock 262,090 and 55,309 shares as of September 30, 2021 and December 31, 2020, respectively	(1,159)	(250)
Accumulated deficit	(101,356)	(88,319)
Equity attributable to Orgenesis Inc.	43,116	52,579
Non-controlling interest	145	149
Total equity	43,261	52,728
TOTAL LIABILITIES AND EQUITY	$65,204	$77,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$7,606	$1,450	$25,656	$4,305
Revenues from related party	1,070	279	2,954	1,051
Total revenues	8,676	1,729	28,610	5,356
Cost of services and other research and development expenses	10,007	6,951	25,861	36,787
Amortization of intangible assets	236	87	713	258
Selling, general and administrative expenses	6,092	4,042	11,961	11,171
Other income, net	(3)	(5)	(31)	(9)
Operating loss	7,656	9,346	9,894	42,851
Financial expenses, net *	2,410	238	3,049	904
Share in net loss of associated companies	18	-	33	-
Loss from continuing operations before income taxes	10,084	9,584	12,976	43,755
Tax expenses (income)	67	(18)	65	(53)
Net loss from continuing operations	10,151	9,566	13,041	43,702
Net income from discontinued operations, net of tax	-	(7,132)	-	(90,318)
Net loss (income)	10,151	2,434	13,041	(46,616)
Net loss (income) attributable to non-controlling interests from continuing operations	8	(7)	(4)	(40)
Net income attributable to non-controlling interests from discontinued operations	-	-	-	(492)
Net loss (income) attributable to Orgenesis Inc.	$10,159	$2,427	$13,037	$(47,148)

Loss (Earnings) per share:
Basic and diluted from continuing operations	$0.42	$0.43	$0.54	$2.13
Basic and diluted from discontinued operations	$-	$(0.32)	$-	$(4.69)
Basic and diluted	$0.42	$0.11	$0.54	$(2.56)

Weighted average number of shares used in computation of Basic and Diluted loss (earnings) per share:
Basic and diluted	24,275,276	22,094,470	24,278,292	20,469,470

Comprehensive loss (income):
Net loss from continuing operations	$10,151	$9,566	$13,041	$43,702
Net income from discontinued operations, net of tax	-	(7,132)	-	(90,318)
Other comprehensive loss (income)- translation adjustments	229	(282)	458	115
Release of translation adjustment due to sale of subsidiary	-	-	-	(194)
Comprehensive loss (income)	10,380	2,152	13,499	(46,695)
Comprehensive (loss) income attributed to non-controlling interests from continuing operations	8	(7)	(4)	(40)
Comprehensive income attributed to non-controlling interests from discontinued operations	-	-	-	(492)
Comprehensive loss (income) attributed to Orgenesis Inc.	$10,388	$2,145	$13,495	$(47,227)

*	Including loss from extinguishment in connection with convertible loan restructuring in the amount of $ 1,865 thousand for the three and nine months ended September 30, 2021. See Note5.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2021	24,167,784	$3	$140,397	$748	$(250)	$(88,319)	$52,579	$149	$52,728
Changes during the nine months ended September 30, 2021:
Stock-based compensation to employees and directors	-	-	876	-	-	-	876	-	876
Stock-based compensation to service providers	-	*	305	-	-	-	305	-	305
Exercise of options	8,750	-	50	-	-	-	50	-	50
Extinguishment in connection with convertible loan restructuring	-	-	1,848	-	-	-	1,848	-	1,848
Issuance of Shares due to exercise of warrants	305,523	*	1,862	-	-	-	1,862	-	1,862
Repurchase of treasury stock	(206,781)	-	-	-	(909)	-	(909)	-	(909)
Comprehensive loss for the period	-	-	-	(458)	-	(13,037)	(13,495)	(4)	(13,499)
Balance at September 30, 2021	24,275,276	$3	$145,338	$290	$(1,159)	$(101,356)	$43,116	$145	$43,261

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2020	16,140,962	$2	$94,691	$213	$(89,429)	$5,477	$601	$6,078
Changes during the nine months ended September 30, 2020:
Stock-based compensation to employees and directors	-	-	1,178	-	-	1,178	-	1,178
Stock-based compensation to service providers	**270,174	*	1,090	-	-	1,090	-	1,090
Stock-based compensation for Tamir purchase agreement	3,400,000	*	17,748	-	-	17,748	-	17,748
Exercise of options	83,334	*	300	-	-	300	-	300
Beneficial conversion feature of convertible loans	-	-	42	-	-	42	-	42
Issuance of shares and warrants	2,200,000	*	8,438	-	-	8,438	-	8,438
Sale of subsidiaries	-	-	-	-	-	-	(413)	(413)
Adjustment to redemption value of redeemable non-controlling interest	-	-	5,160	-	-	5,160	-	5,160
Comprehensive (income) loss for the period	-	-	-	79	47,148	47,227	(40)	47,187
Balance at September 30, 2020	**22,094,470	$2	$128,647	$292	$(42,281)	$86,660	$148	$86,808

*	Represents an amount lower than $1 thousand.
**	Out of which 82,500 shares have additional restrictions on transfer until services have been provided.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at July 1, 2021	24,275,276	$3	$143,197	$519	$(1,159)	$(91,197)	$51,363	$137	$51,500
Changes during the three months ended September 30, 2021:
Stock-based compensation to employees and directors	-	-	264	-	-	-	264	-	264
Stock-based compensation to service providers	-	-	29	-	-	-	29	-	29
Extinguishment in connection with convertible loan restructuring	-	-	1,848	-	-	-	1,848	-	1,848
Comprehensive income (loss) for the period	-	-	-	(229)	-	(10,159)	(10,388)	8	(10,380)
Balance at September 30, 2021	24,275,276	$3	$145,338	$290	$(1,159)	$(101,356)	$43,116	$145	$43,261

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at July 1, 2020	22,094,470	$2	$128,076	$10	$(39,854)	$88,234	$155	$88,389
Changes during the three months ended September 30, 2020:
Stock-based compensation to employees and directors	-	-	268	-	-	268	-	268
Stock-based compensation to service providers	-	-	303	-	-	303	-	303
Comprehensive income (loss) for the period	-	-	-	282	(2,427)	(2,145)	(7)	(2,152)
Balance at September 30, 2020	**22,094,470	$2	$128,647	$292	$(42,281)	$86,660	$148	$86,808

**	Out of which 82,500 shares have additional restrictions on transfer until services have been provided.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (*)

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,041)	$46,616
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,181	2,268
Stock-based compensation for Tamir Purchase Agreement	-	17,048
Capital loss, net	18	14
Gain on disposal of subsidiaries	-	(96,960)
Share in losses of associated company	33	-
Depreciation and amortization expenses	1,384	1,004
Effect of exchange differences on inter-company balances	333	171
Net changes in operating leases	(12)	4
Interest expenses accrued on loans and convertible loans (including amortization of beneficial conversion feature)	449	397
Loss from extinguishment in connection with convertible loan restructuring	1,865	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,947)	(2,569)
Decrease (increase) in inventory	41	(96)
Increase in other assets	(14)	(136)
Increase in prepaid expenses and other accounts receivable	(645)	(1,358)
Decrease in accounts payable	(5,634)	(2,882)
Increase in accrued expenses and other payables	1,759	4,528
Increase (decrease) in employee and related payables	504	(536)
Decrease in contract liabilities	-	(63)
Change in advance payments and receivables on account of grant, net	324	(186)
Decrease in deferred taxes liability	-	(83)
Net cash used in operating activities	$(24,402)	$(32,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loan to JV with a related party	-	(500)
Investment in convertible loan to related party	(3,000)	-
Sale of property, plant and equipment	-	4
Purchase of property, plant and equipment	(3,360)	(1,292)
Proceed from sale of subsidiaries	-	105,634
Investment in associated company	(263)	-
Investment in deposits	(21)	-
Repayment from deposits	-	19
Net cash provided by (used in) investing activities	$(6,644)	$103,865

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock	(909)	-
Proceeds from issuance of shares and warrants (net of transaction costs)	1,912	8,738
Proceeds from issuance of convertible loans (net of transaction costs)	-	250
Repayment of convertible loans and convertible bonds	-	(2,400)
Repayment of short and long-term debt	(14)	(438)

Net cash provided by financing activities	$989	$6,150

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(30,057)	$77,196
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(107)	(13)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	45,568	12,041
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD (*)	$15,404	$89,224

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Finance leases of property, plant and equipment	$-	$365
Right-of-use assets obtained in exchange for new operating lease liabilities, net	$-	$653
Purchase of property, plant and equipment change included in accounts payable	$75	$286
Acquisition of other asset	$-	$700
Extinguishment in connection with convertible loan restructuring	$1,848	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*)	See Note 3 for information regarding the discontinued operations.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a.	General

Orgenesis Inc., a Nevada corporation, is a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible format.

CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products (“ATMP”). The Company mostly focusses on autologous therapies, with processes and systems that are developed for each therapy using a closed and automated processing system approach that is validated for compliant production near the patient for treatment of the patient at the point of care (“POCare”). This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver such treatments to patients (ultimately limiting the number of patients that can have access to, or can afford, these therapies).

To achieve these goals, the Company has developed a Point of Care Platform (“POCare Platform”) comprised of three enabling components: (i) a pipeline of licensed POCare advanced therapies that are designed to be processed and produced, (ii) automated closed POCare technology systems, and (iii) a collaborative worldwide network of POCare research institutes and hospitals (“POCare Network”). The POCare Platform relies, in particular, on the development of its own production capacity to ensure that therapies are accessible at the point of treatment (the “POCare Center”). These POCare Centers are based on a global approach and local adaptation with replication and expansion. Global harmonization is ensured by a central quality system, replicability of infrastructure and equipment becoming commodities and centralized monitoring and data management. The Company is working to provide a more efficient and scalable pathway for advanced therapies to reach patients more rapidly at lowered costs. The workflow of a POCare Center is designed to allow rapid capacities expansion meanwhile integrating new technologies as the Company also draws on extensive medical expertise to identify promising new autologous therapies to leverage within the POCare Platform either via ownership or licensing.

The POCare Network brings together patients, doctors and industry partners with a goal of achieving harmonized, regulated clinical development and production of POCare advanced therapies.

The Company has worked to develop and validate POCare technologies that can be combined within mobile production units for advanced therapies. The Company has made significant investments in the development of several types of Orgenesis Mobile Processing Units and Labs (“OMPULs”) with the expectation of use and/or distribution through the Company’s POCare Network and/or partners, collaborators, and joint ventures. As of the date of this report, the OMPULs are still in the development stage.

OMPULs are designed for the purpose of validation, development, performance of clinical trials, manufacturing and/or processing of potential or approved advanced therapy products in a safe, reliable, and cost-effective manner at the point of care, as well as the manufacturing of such CGTs in a consistent and standardized manner in all locations. The OMPUL design delivers a potential industrial solution for the Company to deliver CGTs to practically any clinical institution at the point of care.

Until December 31, 2019, the Company operated the POCare Platform as one of its two separate business segments.

The Company’s other business segment was a Contract Development and Manufacturing Organization (“CDMO”) platform, providing contract manufacturing and development services for biopharmaceutical companies (the “CDMO Business”). The CDMO platform was historically operated mainly through majority-owned Masthercell Global (which consisted mainly of the following two subsidiaries: MaSTherCell S.A. in Belgium and Masthercell U.S., LLC in the United States (collectively, “Masthercell”)). In February 2020, the Company sold its entire equity interests in Masthercell Global Inc. (the “Masthercell Business”), which comprised the majority of the Company’s CDMO Business, to Catalent Pharma Solutions, Inc. (the “Masthercell Sale”). The Company determined that the Masthercell Business (“Discontinued Operations”) met the criteria to be classified as a discontinued operations as of the first quarter of 2020. The Discontinued Operations includes the vast majority of the previous CDMO Business (See Note 3).

The Company has continued to grow its infrastructure and expand its processing sites into new markets and jurisdictions. In addition, the Company has continued investing manpower and financial resources to focus on developing, manufacturing and rolling out several types of OMPULs to be used and/or distributed through the Company’s POCare Network and/or partners, collaborators, and joint ventures.

The Chief Executive Officer is the Company’s chief operating decision-maker who reviews financial information prepared on a consolidated basis. Effective from the first quarter of 2020, all of the Company’s continuing operations are in one segment, being the point-of-care business via our POCare Platform. Therefore, no segment information has been presented.

The Company currently conducts its core CGT business operations through itself and its subsidiaries which are all wholly-owned except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

●	United States: Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America currently focused on setting up of the POCare Network.

●	Koligo Therapeutics Inc. (“Koligo”) is a Kentucky corporation that was acquired in 2020 and is currently focused on developing the POCare Network and advanced therapies.

●	European Union: Orgenesis Belgium SRL (the “Belgian Subsidiary”) and Orgenesis Germany GmbH (incorporated in 2021), (the “German subsidiary”) are currently focused on process development and preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”) incorporated in 2020 is currently focused on providing management services to the Company.

●	Israel: Orgenesis Ltd. (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services in Israel, and Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of cell-processing services in Israel.

●	Korea: Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

These condensed consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries (and in 2020 includes the Discontinued Operations).

The Company’s common stock, par value $0.0001 per share (the “Common Stock”) is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.”

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and expected level of expenditures for at least 12 months from the date of the issuance of these financial statements, although no assurance can be given that it will not need additional funds prior to such time. If there are material further increases in operating costs for facilities expansion or investments required to fund the Company’s collaborations, research and development, commercial and clinical activity, or decreases in revenues from customers, the Company will need to seek additional financing .. In addition, in order to fund the Company’s operations until such time that the Company can generate sustainable positive cashflows, the Company may need to raise additional funds.

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

The Company recognizes revenue when, or as, it satisfies a performance obligation. At contract inception, the Company determines whether the services are transferred over time or at a point in time. Performance obligations that have no alternative use and that the Company has the right to payment for performance completed to date at all times during the contract term, are recognized over time. All other performance obligations are recognized as revenues by the company at a point of time (upon completion). In addition, during 2021, the Company started providing support services to its customers. These revenues are recognized as and when the services are provided because the customer simultaneously receives and consumes the benefits provided.

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

Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of the company’s consolidated financial statements for the fiscal year ended December 31, 2020, the Company identified an immaterial error originating in the first quarter of 2020 related to the gain calculation on the sale of Masthercell. The Company did not adjust the gain calculation for the reversal of previously-recorded accretion adjustments to the carrying amount of the Redeemable Non-Controlling Interest (NCI) in the amount of $5,574. The Company has revised its financial statements presented herein for the nine months ended September 30, 2020, respectively, to correct the error. The revision resulted in an increase to additional paid-in capital and a decrease in net income from discontinued operations, net of tax. There is no impact on net loss from continuing operations or earning per share. In addition, there is no impact on the Company’s balance sheet or statement of cash flows.

The following table summarizes the impact of the revision on additional paid-in capital and net income from discontinued operations, net of tax, for the nine months ended September 30, 2020:

	As reported	Adjustment	As revised
	(in thousands)

Net income from discontinued operations, net of tax	$95,892	$(5,574)	$90,318
Additional paid-in capital	123,073	5,574	128,647

NOTE 3 – DISCONTINUED OPERATIONS

On February 2, 2020, the Company completed the Masthercell Sale and determined that the Masthercell Business met the criteria to be classified as a discontinued operations.

The financial results of the Masthercell Business are presented as income from discontinued operations, net of tax on the Company’s Condensed Consolidated Statement of Comprehensive Loss (Income). The following table presents the financial results associated with the Masthercell Business operations as reflected in the Company’s Condensed Consolidated Comprehensive loss (Income) (in thousands):

The period from January 1, 2020 until the disposal date
OPERATIONS
Revenues	$2,556
Cost of revenues	1,482
Cost of research and development and research and development services, net	7
Amortization of intangible assets	137
Selling, general and administrative expenses	1,896
Other expenses, net	305
Operating loss	1,271
Financial income, net	(29)
Loss before income taxes	1,242
Income tax benefit	(30)
Net loss from discontinuing operations, net of tax	$1,212

DISPOSAL
Gain on disposal before income taxes	$96,960
Provision for income taxes	(5,430)
Gain on disposal	$91,530

Net profit from discontinuing operations, net of tax	$90,318

The following table represents the components of the cash flows from discontinued operations (in thousands):

The period from January 1, 2020 until the disposal date

Net cash flows used in operating activities	$(2,409)
Net cash flows used in investing activities	$(579)
Net cash flows used in financing activities	$(51)

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams related to discontinued operations (in thousands):

The period from January 1, 2020 until the disposal date
Revenue stream:

Cell process development services	$2,556
Total	$2,556

NOTE 4 – EQUITY

During the nine months period ended September 30, 2021, the Company received approximately $1.9 million from the exercise of warrants for the purchase of the Company’s Common Stock at a price of $6.24. A total of 305,523 shares were issued during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company received $50 thousand from the exercise of employee options for the purchase of 8,750 shares of the Company’s Common Stock at a weighted average price of $5.56.

During the nine months ended September 30, 2021, the Company repurchased its shares under the stock repurchase plan (the “Stock Repurchase Plan”). The following table summarizes the share repurchase activity pursuant to the Stock Repurchase Plan during the nine months ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 2021	2,306	$4.45	2,306	$9,740
April 2021	8,850	4.49	8,850	9,699
May 2021	195,625	4.34	195,625	8,841
	206,781	$4.34	206,781	$8,841

NOTE 5 – CONVERTIBLE LOANS

During the three months period ended September 30, 2021, the Company and certain convertible loan holders agreed to extend the maturity date on loans due during the fourth quarter of 2021 to June 30, 2023. The principal amount extended was $2.25 million and the interest rate on the extended loans varies between 2% and 8%. The loan holders may request that the Company repay them on November 21, 2022 (the “Early Redemption Option”). In consideration for the extension, warrants to purchase 926,413 shares of common stock of the Company were issued to the loan holders at an exercise price of $6.24 per share. If the Early Redemption Option is exercised, the warrants will be cancelled. The latest date to exercise the warrants is June 30, 2023.

The Company concluded that the change in the terms constitute a debt restructuring. The Company therefore applied the guidance in ASC 470-50, Modifications and Extinguishments. The accounting treatment is determined by whether terms of the new debt and original debt are substantially different. The new debt and the old debt are considered “substantially different” pursuant to ASC 470-50 when the change in the fair value of the embedded conversion option is at least 10% of the carrying amount of the original debt instrument immediately before the modification or exchange or the value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument (including the incremental fair value resulting from issuing new warrants held by the lender). If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt should be initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Based on the analysis, the Company concluded that the change in terms should be accounted for as an extinguishment. The extinguishment resulted in a loss of $1,865 thousand. The Company concluded that, since the warrants cannot be exercised prior to the expiry date of the Early Redemption Option, the warrants are considered embedded in the convertible loan and not freestanding instruments. It also concluded that the prepayment option and the embedded warrants should not be bifurcated from the debt host. In accordance with ASC 470-20-25-13, if a convertible debt instrument is issued at a substantial premium, there is a presumption that such premium represents paid-in capital. Since the fair value of the new convertible loan instrument issued as part of the change in terms are higher than the par value of the loan and the premium is substantial, the Company allocated the premium to paid in capital and the reminder to the convertible loan.

The fair value of the conversion feature was estimated using the binomial model. The total fair value of the new instruments is $4.4M.

Following are the main estimates and assumptions that were used for the valuation of the new instruments as of the valuation date:

Parameter	8% Note	2% Note	warrants
Notional (USD)	1,500,000	750,000	926,413
Accrued Coupon (USD)	224,603	41,945	-
Coupon Rate	8.00%	2.00%	-
Conversion Ratio (USD)	7.00	7.00	-
Exercise Price (USD)	-	-	6.24
Stock Price (USD)	5.02	5.02	5.02
Expected Term (years)	1.79	1.79	1.79
Risk Free Rate	0.20%	0.20%	0.20%
Volatility	72.84%	72.84%	72.84%
Yield	7.87%	7.84%	-

NOTE 6 – STOCK-BASED COMPENSATION

Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2021 to September 30, 2021:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	213,500	$5.02-$5.12	Quarterly over a period of two years	$696	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2021 to September 30, 2021
Value of one common share	$5.02-$5.12$
Dividend yield	0%
Expected stock price volatility	76%-77%
Risk free interest rate	0.96%
Expected term (years)	5.56

NOTE 7 – LOSS (EARNINGS) PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except per share data)
Basic and diluted:
Net loss from continuing operations attributable to Orgenesis Inc.	$10,159	$9,559	$13,037	$43,662

Net income from discontinued operations attributable to Orgenesis Inc. for earning per share	-	(7,132)	-	(90,810)
Adjustment of redeemable non-controlling interest to redemption amount	-	-	-	(5,160)
	-	(7,132)	-	(95,970)

Net (income) loss attributable to Orgenesis Inc. for loss (earning) per share	10,159	2,427	13,037	(52,308)

Weighted average number of common shares outstanding	24,275,276	22,094,470	24,278,292	20,469,470
Loss per common share from continuing operations	$0.42	$0.43	$0.54	$2.13
Earnings per common share from discontinued operations	$-	$(0.32)	$-	$(4.69)
Net loss (earnings) per share	$0.42	$0.11	$0.54	$(2.56)

For the nine months ended September 30, 2021 and September 30, 2020, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 7,441,212 shares underlying outstanding options and warrants and 1,658,324 shares upon conversion of convertible loans for the nine months ended September 30, 2021, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 10,214,034 shares underlying outstanding options and warrants and 1,607,007 shares upon conversion of convertible loans for the nine months ended September 30, 2020, because the effect of their inclusion in the computation would be antidilutive.

NOTE 8 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenue stream:

POC and hospital services (Mainly POC)	$7,916	$1,266	$26,244	$4,291
Cell process development services	760	463	2,366	1,065
Total	$8,676	$1,729	$28,610	$5,356

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenue earned:

Customer A	$1,845	$783	$6,008	$2,064
Customer B	$1,792	$-	$5,922	$-
Customer C	$1,934	$337	$5,210	$1,143
Customer D	$751	$-	$3,333	$-
Customer E	$976	$335	$2,985	$1,068
Customer F – related party	$1,070	$279	$2,954	$1,051

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Balance as of beginning of period	$3,085	$1,831
Additions	28,716	4,101
Collections	(15,769)	(1,869)
Exchange rate differences	(82)	14
Balance as of end of period	$15,950	$4,077

* The activity of the related party included in the trade receivables activity above is comprised of:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Balance as of beginning of period	$744	$-
Additions	2,954	820
Collections	(2,628)	(500)
Balance as of end of period	$1,070	$320

The activity for contract liabilities is comprised of:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Balance as of beginning of period	$59	$325
Additions	-	597
Realizations	-	(759)
Balance as of end of period	$59	$163

* The activity of the related party included in the contract liabilities activity above is comprised of

Nine Months Ended
September 30, 2020
(in thousands)
Balance as of beginning of period	$231
Additions	(231)
Balance as of end of period	$-

NOTE 9 – SIGNIFICANT TRANSACTIONS DURING THE PERIOD

Johns Hopkins University

During the nine months ended September 30, 2021, the Company and Johns Hopkins University entered into a sublease and construction agreement for the establishment of a clinical therapeutic development and point of care center in Maryland of approximately 6,830 rentable square feet. Pursuant to the agreement, the Company will pay for certain leasehold improvements in the premises according to plans and specifications to be agreed upon. The Company advanced an initial $510 thousand for this purpose. The annual base rent is initially $260 thousand per year, increasing to $324 thousand per year over the 10-year initial lease term. The Company has an option to renew the sublease for two additional periods of five years each under the same terms and conditions. The Company is expected to gain occupancy of the premises during the fourth quarter of 2021.

Neuro-Immunotherapy Exclusive License Agreement

During the nine months ended September 30, 2021, the Company entered into an exclusive license agreement in the field of neuro-immunotherapy. Pursuant to the agreement, the Company received an exclusive, worldwide, sublicensable, royalty-bearing license of certain technology and patents for the purpose of developing, manufacturing, using, and commercializing the licenced technology. Royalties of between 0.5% and 5% on royalty-bearing sales are payable for up to 15 years from the date of first sale in any country in which licensed products are sold, and sublicense fees are payable at the rate of 12% on sublicense income (but no less than two percent (2.0%) of sublicenses’ net sales). Pursuant to the agreement, the Company is required to invest within thirty-six (36) months of the effective date an aggregate amount of at least $2 million in its efforts to develop the licensed technology.

Celleska Pty Ltd

During the nine months ended September 30, 2021, the Company and Celleska Pty Ltd., an Australian company (“Celleska”), entered into a Joint Venture Agreement (“AJVA”) to facilitate the collaboration in the field of Cell and Gene therapies development and development of the Company’s worldwide POCare network in Australia. Under the AJVA, the Company will hold a 50% share of the equity of the Australian joint venture entity (“AJVE”). Until the AJVE is incorporated, Celleska will manage the joint venture activities. The AJVE will be managed by a steering committee consisting of three members which will act as the AJVE’s board of directors. The Company is entitled to appoint one member, Celleska is entitled to appoint one member, and the Company and Celleska will jointly appoint the third member. The Company has the right to exercise a call option to acquire the Celleska’s entire share in the AJVE based on the occurrence of certain events and according to an agreed-upon mechanism subject to a minimum valuation of $5 million. Each party will provide funding to the AJVE in an amount of up to $10 million, of which $5 million may be funded via in-kind investments. Each of the Company and Celleska will grant to the AJVE an exclusive, sublicensable, royalty-bearing right and license to the relevant party’s background intellectual property as required solely to manufacture, distribute and market and sell such party’s products within the territory of Australia. Each party shall receive royalties in an amount of ten percent (10%) of the net sales generated by the AJVE and/or its sublicensees. In addition, Company shall receive an exclusive, sublicensable, royalty-bearing right and license to Celleska’s background intellectual property as required solely to manufacture, distribute and market and sell Celleska products outside the territory of Australia in consideration for royalties in an amount of ten percent (10%) of the net sales generated by the Company or its sublicensees with respect to sale of Celleska products. Once the AJVE is profitable, the Company will be entitled (in addition to any of its rights as the holder of the AJVE) to an additional share of fifteen percent (15%) of the AJVE’s GAAP profit after tax, over and above all rights granted pursuant to Company’s participating interest in the AJVE. As of September 30, 2021 the AJVE had not yet been incorporated.

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

Stromatis Pharma

On June 15, 2021, the Company and Stromatis Pharma Inc. (“Stromatis”) entered into a Collaboration and Sublicense Agreement (the “Stromatis Agreement”) to collaborate in refining methods for GMP manufacturing of CAR-T/CAR-NK CT109; and the development and validation of the Stromatis technology as it relates to the CAR-T/CAR-NK CT109 antibody up to and inclusive of filing of Investigational New Drug Application relating to Stromatis’ CAR-T/CAR-NK CT109 antibody (“Licensed Product”), in accordance with the agreed project plan (“Project”). The Company will fund the Project by providing Stromatis an amount of up to $1.2 million. Stromatis will grant the Company certain exclusive rights to manufacture, process and supply the Licensed Product (“Manufacturing Rights”) and exclusive rights to market and sell and offer for sale the Licensed Product within the Company’s point of care network (“Marketing Rights”). Stromatis has the option to convert the exclusive Manufacturing Rights to non-exclusive rights subject to payment by Stromatis of an amount equal to funding provided by the Company and an additional payment by Stromatis of an ongoing revenue share of five percent (5%) of revenues of any kind received by Stromatis or its affiliates from the sale or transfer of Licensed Products or license of rights under the licensed technology. The Company shall pay Stromatis in consideration for the Marketing Rights and royalties of up to 12% of net revenues of Licensed Products received by the Company. The Company advanced to Stromatis an initial sum of $500 thousand under the Stromatis Agreement, which was recorded as cost of services and other research and development expenses.

Revacel Srl

In July 2021, the Company via the Belgian subsidiary invested approximately $260 thousand in Revacel Srl (“Revacel”), a newly incorporated entity in Belgium. The Company holds 51% of the share capital of Revacel and has the right to appoint two members to the Revacel board of directors. The Company’s partner, Revatis SA, (a Belgian entity) holds the remaining 49% and has the right to appoint two members to the Revacel board of directors. The fifth Revacel board member will be an independent industry expert appointed with the mutual agreement of the Company and Revatis SA. Revacel will develop products in the field of muscle-derived mesenchymal stem/progenitor cells. There were no other material transactions in Revacel during the period.

Helmholtz Zentrum München Deutsches Forschungszentrum für Gesundheit und Umwelt (GmbH)) (“HMGU”)

During the three months ended September 30, 2021, HMGU granted an exclusive licence to the Company in the field of certain human stem cells. The Company incurred a one-time up-front payment of approximately $60 thousand and annual license maintenance fees of between $18 thousand and $36 thousand. In addition, payments will be due by the Company upon certain milestones. The agreement also includes payment of royalties of between 3% and 4% on net sales of licensed product and 5% in service revenues and payment of between 10% and 18% on sublicense revenues.

Image Securities FZC (a related party) (“Image”)

During the three months ended September 30, 2021, the Company entered into a convertible loan agreement with Image whereby, pursuant to the terms of the Image joint venture agreement, the Company agreed to loan Image up to $5 million. The loan bears interest at the rate of 6% and is subject to repayment by August 21, 2022, unless the Company agrees to an extension or the loan is converted into shares of Image or, if established, Image’s Indian joint venture. As of September 30, 2021, the Company transferred $3 million to Image under the loan agreement, and this has been reflected as a short term asset on the Company’s balance sheet.

Educell D.O.O (“Educell”)

During the three months ended September 30, 2021, the Company entered into a convertible loan agreement with Educell whereby, pursuant to the terms of the Educell joint venture agreement, the Company agreed to advance up to $1.2 million to Educell until a joint venture entity between the Company and Educell has been incorporated. To date, the Educell joint venture entity has not been incorporated. The loan bears interest at the rate of 4.5% and is subject to repayment by August 20, 2026, unless the Company agrees to an extension or the loan is converted into shares of Educell or the Educell joint venture entity, if established. During the nine months ended September 30, 2021, the Company transferred $970 thousand to Educell under the loan agreement, which was recorded as cost of services and other research and development expenses.

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

To achieve these goals, we have developed a Point of Care Platform (“POCare Platform”) comprised of three enabling components: (i) a pipeline of licensed advanced therapies that are designed to be processed and produced, (ii) automated closed POCare Technology systems, and (iii) a collaborative worldwide network of POCare research institutes and hospitals (“POCare Network”). The POCare Platform relies in particular on the development of its own production capacity to ensure that therapies are accessible at the point of treatment (the “POCare Center”). These POCare Centers are based on a global approach and local adaptation where replication and expansion are the key words. Global harmonization is ensured by a central quality system, replicability of infrastructure and equipment becoming commodities and centralized monitoring and data management. We are working to provide a more efficient and scalable pathway for advanced therapies to reach patients more rapidly at lowered costs. Via a combination of science, technology, engineering, and networking, we are working to provide a more efficient and scalable pathway for advanced therapies to reach patients more rapidly at lowered costs. The workflow of a POCare Center is designed to allow rapid capacities expansion meanwhile integrating new technologies as we also draw on extensive medical expertise to identify promising new autologous therapies to leverage within the POCare Platform either via ownership or licensing.

Our POCare Network brings together patients, doctors and industry partners with a goal of achieving harmonized, regulated clinical development and production of POCare advanced therapies.

POCare Platform Operations via Subsidiaries

We currently conduct our core business operations ourselves and through our subsidiaries, which are all wholly-owned except as otherwise stated below (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

United States

●	Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America and is currently focused on setting up the POCare Network.

●	Koligo Therapeutics Inc. (“Koligo”) is a Kentucky corporation that we acquired in 2020 and is currently focused on developing the POCare network and therapies.

Europe

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is a center of activity in Europe and is currently focused on process development and the preparation of European clinical trials.

●	Orgenesis Germany GmbH (the “German Subsidiary”) is currently focused on certain aspects of clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”), was incorporated in October 2020, and is currently focused on providing management services to us.

Asia

●	Orgenesis Ltd. (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services in Israel.

●	Orgenesis Biotech Israel Ltd. (“OBI”), is a provider of cell-processing services in Israel.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. We own 94.12% of the Korean Subsidiary.

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

We have worked to develop and validate POCare technologies that can be combined within mobile production units for advanced therapies. We have made significant investments in the development of several types of Orgenesis Mobile Processing Units and Labs (“OMPULs”) with the expectation of use and/or distribution through our POCare Network and/or partners, collaborators, and joint ventures. As of the date of this report, the OMPULs are still in the development stage.

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

Revenue Model and Business Development

Our Point of Care (“POCare”) Platform is comprised of three enabling components: a multitude of licensed cell based POCare therapies that are produced in closed, automated POCare technology systems and a collaborative POCare Network. The POCare Platform relies in particular on the development of its own production capacity to ensure that therapies are accessible at the point of treatment (the “POCare Center”). These POCare Centers are based on a global approach and local adaptation. Our therapies include, but are not limited to, autologous, cell-based immunotherapies, therapeutics for metabolic diseases, anti-viral diseases, and tissue regeneration. We are establishing and positioning the business to bring point-of-care therapies to patients in a scalable way working directly with hospitals and through regional joint venture partners (“JVs”) and JVs active in autologous cell therapy product development, including facilities in various countries in North America, Europe, Latin America, Asia, the Middle East, and Australia. The POCare Platform’s goal is to enable a rapid, globally harmonized pathway for these therapies to reach large numbers of patients at lowered costs through efficient and decentralized production. Global harmonization is ensured by a central quality system, replicability of infrastructure and equipment becoming commodities and centralized monitoring and data management. The POCare Network brings together industry partners, research institutes and hospitals worldwide to achieve harmonized, regulated clinical development and production of the therapies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020.

The following table presents our results of operations for the three months ended September 30, 2021 and 2020:

	Three-Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$7,606	$1,450
Revenues to related party	1,070	279
Total revenues	8,676	1,729
Cost of services and other research and development expenses	10,007	6,951
Amortization of intangible assets	236	87
Selling, general and administrative expenses	6,092	4,042
Other income, net	(3)	(5)
Financial expenses, net	2,410	238
Share in net loss of associated company	18	-
Loss before income taxes	$10,084	$9,584

Revenues

During the three months ended September 30, 2021, we recognized point-of-care development service revenue in the amount of $ 8,676 thousand, as compared to $1,729 thousand during the three months ended September 30, 2020, representing an increase of 402%. The increase is attributable to increased activity under master service agreements with our customers.

Of such $8,676 thousand of revenue during the three months ended September 30, 2021, we recognized $1,070 thousand of point-of-care development service revenue from a related party as compared to $279 thousand during the three months ended September 30, 2020, representing an increase of 283%. The increase is attributable to increased services provided and expanded activities in that territory.

Expenses

Cost of services and other research and development expenses

	Three-Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Salaries and related expenses	$2,984	$1,036
Stock-based compensation	141	129
Subcontracting, professional and consulting services	3,321	814
Lab expenses	599	488
Depreciation expenses, net	220	152
Other research and development expenses	2,742	4,363
Less – grant	-	(31)
Total	$10,007	$6,951

Cost of services and other research and development expenses for the three months ended September 30, 2021 were $10,007 thousand, as compared to $6,951 thousand for the three months ended September 30, 2020, representing an increase of 44%. The changes contributing to the net increase during the quarter were attributable to:

● Salaries and related expenses increased as a result of additional staff hired to continue the development of our CGT product pipeline as we expand our POC operations globally. We continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and additional work with partners that address POCare needs.

● We experienced an increase in subcontracting, professional and consulting service fees of $ 2,507 thousand. As indicated above, we continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and additional work with partners that address POCare needs.

Other research and development expenses for the three months ended September 30, 2021 were $2,742 thousand, as compared to $4,363 thousand for the three months ended September 30, 2020, representing a decrease of 37%. The decrease was attributable to reduced development costs for Orgenesis Mobile Processing Units and Labs (OMPULs). In 2020, we made significant investments in the development of several types of OMPULs with the expectation of use and/or distribution through our POCare Network of partners, collaborators, and joint ventures. OMPULs are designed for the purpose of validation, development, performance of clinical trials, manufacturing and/or processing of potential or approved cell and gene therapy products in a safe, reliable, and cost-effective manner at the point of care, as well as the manufacturing of such CGTs in a consistent and standardized manner in all locations.

Selling, General and Administrative Expenses

	Three-Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Salaries and related expenses	$4,056	$721
Stock-based compensation	151	446
Accounting and legal fees	660	1,657
Professional fees	319	403
Rent and related expenses	85	151
Business development	226	282
Depreciation expenses, net	10	26
Other general and administrative expenses	585	356
Total	$6,092	$4,042

Selling, general and administrative expenses for the three months ended September 30, 2021 were $6,092 thousand, as compared to $4,042 thousand for the three months ended September 30, 2020, representing an increase of 51%. The increase in selling, general and administrative expenses in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily attributable to:

● an increase in salaries and related expenses, mainly as a result of a discretionary bonus to the Company’s Chief Executive Officer, Vered Caplan, in the amount of $3.6 million pursuant to the discretionary bonus provisions of the Personal Employment Agreement between Ms. Caplan and Orgenesis Services Sàrl. The bonus was paid during September 2021.

● a decrease in accounting and legal fees as a result of decreased corporate investment activities in 2021 compared to 2020.

Financial Expenses, net

	Three-Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Interest expense on convertible loans and loans	$254	$249
Foreign exchange loss (gain), net	291	59
Loss from extinguishment in connection with convertible loan	1,865	-
Other income	-	(70)
Total	$2,410	$238

The increase was mainly as a result of an increase in foreign exchange losses and the loss from the extinguishment in connection with the convertible loans. See Note 5.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020.

The following table presents our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$25,656	$4,305
Revenues to related party	2,954	1,051
Total revenue	28,610	5,356
Cost of services and other research and development expenses	25,861	36,787
Amortization of intangible assets	713	258
Selling, general and administrative expenses	11,961	11,171
Other income, net	(31)	(9)
Financial expenses, net	3,049	904
Share in net income of associated company	33	-
Loss before income taxes	$12,976	$43,755

Revenues

Our revenues for the nine months ended September 30, 2021 were $ 28,610 thousand, as compared to $5,356 thousand for the nine months ended September 30, 2020, representing an increase of 434%. The increase in revenues for the nine months ended September 30, 2021 was attributable to the increase in point-of-care services revenue as a result of increased activity under master service agreements with our customers.

Of such $28,610 thousand of revenue during the nine months ended September 30, 2021, we recognized $2,954 thousand of point-of-care development service revenue from a related party as compared to $1,051 thousand during the nine months ended September 30, 2020, representing an increase of 181%. The increase is attributable to expanded activities and additional services provided in the territory.

Expenses

Cost of services and other research and development expenses

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Salaries and related expenses	$7,751	$3,231
Stock-based compensation	449	348
Subcontracting, professional and consulting services	9,354	1,789
Lab expenses	2,056	1,638
Tamir purchase agreement.	-	19,510
Depreciation expenses, net	639	415
Other research and development expenses	5,612	10,025
Less – grant	-	(169)
Total	$25,861	$36,787

Cost of services and other research and development expenses for the nine months ended September 30, 2021 were $25,861 thousand, as compared to $36,787 thousand for the nine months ended September 30, 2020, representing a decrease of 30%. The changes contributing to the net decrease during the period were attributable to:

● In 2020, we purchased the assets of Tamir Biotechnology Inc., and we accounted for these as Research and Development expenses under ASC 730.

● Salaries and related expenses increased by $ 4,520 thousand, as a result of additional staff hired to continue the development of our CGT product pipeline as we expand our POC operations globally. We continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and additional work with partners that address POCare needs.

● We experienced an increase in subcontracting, professional and consulting services of $ 7,565 thousand. As indicated above, we continue to invest in the development of automated processing units and processes, owned and licensed advanced therapies to enable commercial production, and additional work with partners that address POCare needs.

● We experienced a decrease in other research and development expenses. In 2020, we invested heavily in the development of our OMPULS.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Salaries and related expenses	$5,479	$1,590
Stock-based compensation	733	1,474
Accounting and legal fees	2,361	5,074
Professional fees	1,156	1,229
Rent and related expenses	168	280
Business development	532	707
Depreciation expenses, net	32	76
Other general and administrative expenses	1,500	741
Total	$11,961	$11,171

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $11,961 thousand, as compared to $11,171 thousand for the nine months ended September 30, 2020, representing an increase of 7%. There was an increase in salaries and related expenses, mainly as a result of a discretionary bonus to Vered Caplan, the Chief Executive Officer of the Company, in the amount of $3.6 million pursuant to the discretionary bonus provisions of the Personal Employment Agreement between Vered Caplan and Orgenesis Services Sàrl. Accounting and legal fees decreased as a result of reduced corporate investment activities in 2021 compared to 2020.

Financial Expenses, net

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Interest expense on convertible loans and loans	$778	$988
Foreign exchange loss, net	485	224
Loss from extinguishment in connection with convertible loan	1,865	-
Other expenses (income)	(79)	(308)
Total	$3,049	$904

The increase was mainly as a result of a decline in other income and the loss from the extinguishment in connection with the convertible loans. See Note 5.

Working Capital

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Current assets	$36,341	$50,077
Current liabilities	13,566	16,285
Working capital	$22,775	$33,792

Current assets decreased by $13,736 thousand between December 31, 2020 and September 30, 2021 due mainly to a decrease in cash and cash equivalents of $30,006 thousand as a result of payments of operating expenses and an increase in accounts receivable of $12,865 as a result of increased POC revenue.

Current liabilities decreased by $2,719 thousand between December 31, 2020 and September 30, 2021 primarily as a result of a reduction in accounts payable and accrued expenses.

Liquidity and Financial Condition

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)

Net income (loss)	$(13,041)	$46,616

Net cash used in operating activities	(24,402)	(32,819)
Net cash provided by (used in) investing activities	(6,644)	103,865
Net cash provided by financing activities	989	6,150

Increase in cash and cash equivalents	$(30,057)	$77,196

During nine months period ended September 30, 2021, we funded our operations from existing funds.

Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $24 million, as compared to net cash used in operating activities of approximately $33 million for the nine months ended September 30, 2020.

Net cash used in investing activities for the nine months ended September 30, 2021 was approximately $7 million, as compared to net cash provided by investing activities of approximately $104 million for the nine months ended September 30, 2020. The change was mainly due to the proceeds from Masthercell in the first quarter of 2020.

Liquidity & Capital Resources Outlook

We believe that our current cash balance as well as revenues from our current operations results will provide sufficient liquidity to fund our operating needs for at least the next 12 months, although no assurance can be given that it will not need additional funds prior to such time. Additionally, there are factors that can impact our ability to continue to fund our operating needs, including:

●	restrictions on our ability to expand sales volume from our CGT Biotech Platform; and
●	the need for us to continue to invest in operating activities to remain competitive or acquire other businesses and technologies and to complement our products, expand the breadth of our business, enhance our technical capabilities or otherwise offer growth opportunities.

If there are material further increases in operating costs for facilities expansion or investments required to fund the Company’s collaborations, research and development, commercial and clinical activity, or decreases in revenues from customers, the Company will need to seek additional financing. In addition, in order to fund the Company’s operations until such time that the Company can generate sustainable positive cashflows, the Company may need to raise additional funds.

Loan to Related Party under Joint Venture Agreement

On August 24, 2021, we entered into a convertible loan agreement with Image Securities FZC (“Image”), a related party affiliated with Ashish Nanda, a member of our board of directors, whereby pursuant to the terms of the joint venture agreement between us and Image, dated as of October 16, 2020, we agreed to loan Image up to $5 million to finance the project under the joint venture agreement. In addition, we have the option to loan up to an additional $5 million on the same terms as the original loan amount. The proceeds of the loan shall be used solely to fund the work plan for the project under the joint venture, which is a collaboration in the development, marketing, clinical development and/or commercialization of cell therapy products in India. The loan bears interest at the rate of 6% and is subject to repayment by August 24, 2022, unless we agree to an extension or the loan is converted into shares of Image or, if established, Image’s Indian joint venture entity. Such loan is senior to any and all other indebtedness of Image or, after its establishment, Image’s joint venture entity. We shall have a first priority security interest on all of Image’s or, if established, Image’s joint venture entity’s, present and future assets. As of September 30, 2021, we transferred $3 million to Image under the loan agreement, and this has been reflected as an asset on our balance sheet.

Extension of Maturity Date on Convertible Loans

On September 13, 2021, we and certain convertible loan holders agreed to extend the maturity date on loans due during the fourth quarter of 2021 to June 30, 2023. The principal amount extended was $2.25 million and the interest rate on the extended loans varies between 2% and 8%. The loan holders may request that we repay them on November 21, 2022 (the “Early Redemption Option”). In consideration for the extension, warrants to purchase an aggregate of 926,413 shares of common stock of the Company were issued to the loan holders. The warrants are exercisable until June 30, 2023 at an exercise price of $6.24 per share. The warrants will be cancelled if the Early Redemption Option is exercised.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Equity Securities

On September 13, 2021, the Company issued warrants to purchase an aggregate of 926,413 shares of common stock to certain convertible note holders in the aggregate principal amount of $2.25 million in consideration for the extension of the maturity date of the loans due during the fourth quarter of 2021 to June 30, 2023. The warrants are exercisable until June 30, 2023 at an exercise price of $6.24 per share. The warrants may be cancelled earlier if an early redemption option is exercised and the loans are repaid on or prior to November 21, 2022.

The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of the warrants.

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

There were no repurchases of shares pursuant to the Stock Repurchase Plan during the three-month period ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

On August 24, 2021, the Company entered into a convertible loan agreement (the “Convertible Loan Agreement”) with Image Securities FZC (“Image”), a related party affiliated with Ashish Nanda, a member of the Company’s board of directors, whereby pursuant to the terms of the joint venture agreement between the Company and Image, dated as of October 16, 2020, the Company agreed to loan Image up to $5 million to finance the project under the joint venture agreement. In addition, the Company has the option to loan up to an additional $5 million on the same terms as the original loan amount. The proceeds of the loan shall be used solely to fund the work plan for the project under the joint venture, which is a collaboration in the development, marketing, clinical development and/or commercialization of cell therapy products in India. The loan bears interest at the rate of 6% and is subject to repayment by August 21, 2022, unless the Company agrees to an extension or the loan is converted into shares of Image or, if established, Image’s Indian joint venture entity. Such loan is senior to any and all other indebtedness of Image or, after its establishment, Image’s joint venture entity. The Company shall have a first priority security interest on all of Image’s or, if established, Image’s joint venture entity’s, present and future assets.

On September 13, 2021, the Company entered into (i) a Convertible Credit Line and Unsecured Convertible Note Extension Agreement with Yosef Dotan (the “Dotan Extension Agreement”), (ii) a Convertible Credit Line Extension Agreement with Aharon Lukach (the “Lukach Extension Agreement”) and (iii) an Unsecured Convertible Note Extension Agreement with Yehuda Nir (the “Nir Extension Agreement”), each which extended the maturity date of the convertible loans under their respective loan agreements due during the fourth quarter of 2021 to June 30, 2023. The aggregate principal amount extended was $2.25 million and the interest rate on the extended loans varies between 2% and 8%. The loan holders may request that the Company repay them on November 21, 2022 (the “Early Redemption Option”). In consideration for the extension, warrants to purchase an aggregate of 926,413 shares of common stock of the Company (the “Warrants”) were issued to the loan holders. The Warrants are exercisable until June 30, 2023 at an exercise price of $6.24 per share. The Warrants will be cancelled if the Early Redemption Option is exercised.

The foregoing summary of each of the Warrants, the Convertible Loan Agreement, the Dotan Extension Agreement, the Lukach Extension Agreement and the Nir Extension Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of the Warrant, the Convertible Loan Agreement, the Dotan Extension Agreement, the Lukach Extension Agreement and the Nir Extension Agreement, copies of which are filed as exhibits 4.1, 10.1, 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(4)	Instruments Defining the Rights of Securities Holders, Including Indentures
4.1*	Form of Warrant, dated as of September 13, 2021, issued in connection with Convertible Note Extension Agreements
(10)	Material Contracts
10.1*	Convertible Loan Agreement, dated as of August 24, 2021, between the Company and Image Securities FCZ
10.2*	Convertible Credit Line and Unsecured Convertible Note Extension Agreement, dated as of September 13, 2021, between the Company and Yosef Dotan
10.3*	Convertible Credit Line Extension Agreement, dated as of September 13, 2021, between the Company and Aharon Lukach
10.4*	Unsecured Convertible Note Extension Agreement, dated as of September 13, 2021, between the Company and Yehuda Nir
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2021

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: November 4, 2021

