Form 10-Q
period 2022-03-31
Orgenesis Inc.
filed 2022-05-23
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 23, 2022, there were 24,820,756 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets

CURRENT ASSETS:
Cash and cash equivalents	$1,123	$5,473
Restricted cash	490	501
Accounts receivable, net *	17,075	15,245
Prepaid expenses and other receivables	1,438	1,188
Convertible Loan receivables-related parties	2,969	3,064
Loans receivable	802	-
Grants receivable	-	169
Inventory	113	118
Total current assets	24,010	25,758

NON-CURRENT ASSETS:
Deposits	$358	$363
Investments in and loans to associated entities	1,574	584
Loans receivable	-	821
Property, plant and equipment, net	11,104	10,271
Intangible assets, net	11,539	11,821
Operating lease right-of-use assets	886	1,015
Goodwill	8,329	8,403
Other assets	738	805
Total non-current assets	34,528	34,083
TOTAL ASSETS	$58,538	$59,841

*	Including related party in the amount of $1,538 thousand and $1,972 thousand as of March 31, 2022 and as of December 31, 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2022	December 31, 2021
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$6,933	$5,238
Accrued expenses and other payables	1,076	485
Income tax payable	91	54
Employees and related payables	2,041	1,907
Advance payments on account of grant	1,216	1,238
Contract liabilities	70	59
Current maturities of finance leases	18	18
Current maturities of operating leases	451	481
Current maturities of convertible loans	3,357	5,885
Total current liabilities	15,253	15,365

LONG-TERM LIABILITIES:
Non-current operating leases	$461	$561
Convertible loans	7,544	4,854
Retirement benefits obligation	105	101
Non-current finance leases	36	41
Other long-term liabilities	282	288
Total long-term liabilities	8,428	5,845
TOTAL LIABILITIES	23,681	21,210

EQUITY:
Common stock of $0.0001 par value: Authorized at March 31, 2022 and December 31, 2021: 145,833,334 shares; Issued at March 31, 2022 and December 31, 2021: 25,107,323 and 24,567,366 shares, respectively; Outstanding at March 31, 2022 and December 31, 2021: 24,820,756 and 24,280,799 shares, respectively.	3	3
Additional paid-in capital	146,290	145,916
Accumulated other comprehensive income	56	207
Treasury stock, 286,567 shares as of March 31, 2022 and December 31, 2021	(1,266)	(1,266)
Accumulated deficit	(110,381)	(106,372)
Equity attributable to Orgenesis Inc.	34,702	38,488
Non-controlling interest	155	143
Total equity	34,857	38,631
TOTAL LIABILITIES AND EQUITY	$58,538	$59,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
POC development services	$5,689	$7,987
POC development services from related party	635	1,157
Cell process development services and hospital services	888	245
Total revenues	7,212	9,389
Cost of revenues cell process development services and hospital services	714	770
Cost of development services and research and development expenses	6,651	5,357
Amortization of intangible assets	232	238
Selling, general and administrative expenses	2,851	2,968
Operating loss (income)	3,236	(56)
Other income, net	-	(25)
Financial expenses, net	213	233
Share in net loss of associated companies	547	15
Loss before income taxes	3,996	167
Tax (income) expense	1	(2)
Net loss	3,997	165
Net loss attributable to non-controlling interests	12	54
Net loss attributable to Orgenesis Inc.	4,009	219

Loss per share:
Basic and diluted	$0.16	$0.01

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	24,600,954	24,192,951

Comprehensive loss:
Net loss	$3,997	$165
Other Comprehensive loss – Translation adjustment	151	277
Comprehensive loss	4,148	442
Comprehensive loss attributed to non-controlling interests	12	54
Comprehensive loss attributed to Orgenesis Inc.	$4,160	$496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Treasury Shares	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2022	24,280,799	$3	$145,916	$207	$(1,266)	$(106,372)	$38,488	$143	$38,631
Changes during the three months ended March 31, 2022:
Stock-based compensation to employees and directors	-	-	243	-	-	-	243	-	243
Stock-based compensation to service providers	-	-	25	-	-	-	25	-	25
Exercise of options	510,017	*	6	-	-	-	6	-	6
Issuance of shares related to acquisition of Mida	29,940	*	100	-	-	-	100	-	100
Comprehensive income (loss) for the period	-	-	-	(151)	-	(4,009)	(4,160)	12	(4,148)
Balance at March 31, 2022	24,820,756	$3	$146,290	$56	$(1,266)	$(110,381)	$34,702	$155	$34,857

*	Represents an amount lower than $1 thousand

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,997)	$(165)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	268	564
Capital loss, net	-	19
Share in loss of associated entities, net	547	15
Depreciation and amortization expenses	474	453
Effect of exchange differences on inter-company balances	2	45
Net changes in operating leases	(1)	(3)
Interest expenses accrued on loans and convertible loans	147	234
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,917)	(8,275)
Decrease (increase) in inventory	4	(20)
Decrease (increase) in other assets	2	(5)
Decrease in prepaid expenses and other accounts receivable	340	351
Increase in accounts payable	554	1,510
Increase in accrued expenses and other payables	468	202
Increase in employee and related payables	138	201
Increase in contract liabilities	10	-
Change in advance payments and receivables on account of grant, net	169	327
Net cash used in operating activities	$(2,792)	$(4,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	138	-
Increase in loans to associated entities	(1,549)	-
Purchase of property and equipment	(902)	(530)
Cash acquired from acquisition of Mida	702	-
Investment in long-term deposits	(2)	(9)
Net cash used in investing activities	$(1,613)	$(539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock	-	(10)
Proceeds from issuance of shares due to exercise of options and warrants (net of transaction costs)	6	1,488
Proceeds from receipts on account of shares to be allotted	-	424
Repayment of short and long-term debt	(5)	(4)
Net cash provided by financing activities	$1	$1,898

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(4,404)	$(3,188)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	43	(68)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,974	45,568
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,613	$42,312

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$(141)	$155
Issuance of common stocks for the acquisition of Mida (see note 7)	$100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

The POCare Services include:

●	Process development of therapies that are intended for use of the POCare Network,
●	Adaptation of automation and closed systems to such therapies,
●	Incorporation of the processing systems and the Good Manufacturing Processes (“GMP”) in the OMPULs,
●	Tech transfers to required POCare Centers and training of local teams,
●	Processing and supply and of the therapies and required supplies under GMP conditions by the various POCare centers, including required quality control testing, and
●	CRO services for clinical trials.

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

The Company has worked to develop and validate POCare technologies that can be combined within mobile production units for advanced therapies. The Company has made significant investments in the development of several types of Orgenesis Mobile Processing Units and Labs (“OMPULs”) with the expectation of use and/or distribution through the Company’s POCare Network and/or partners, collaborators, and regional distributors. As of the date of this report, the OMPULs have been adapted for processing of CAR-T (chimeric antigen receptor T-cell) therapy, TIL (tumor infiltrating lymphocyte) based products, and are in the qualification stage for clinical use in various locations. Additional OMPULs are still in the development stage.

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

The Company currently conducts its core CGT business operations through itself and its subsidiaries which are all wholly owned except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

●	Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America and is currently focused on setting up and providing POCare Services to the POCare Network.

●	Koligo Therapeutics, Inc. (“Koligo”), a Kentucky corporation, is a leading regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercialising its metabolic pipeline via the POCare network throughout the United States and in international markets.

●	Orgenesis CA, Inc. (the “California subsidiary”), a Delaware corporation, is currently focussed on development of the Company’s technologies and therapies in California.

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is currently focused on expanding our POCare network in Europe, process development and the preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”), is currently focused on providing management services to us.

●	Orgenesis Germany GmbH (the “German subsidiary”), is currently focused on providing CRO services to the POCare Network.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

●	Orgenesis Ltd. in Israel (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services in Israel.

●	Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of process development and cell-processing services in Israel.

●	Mida Biotech BV (the “Dutch Subsidiary”) purchased in 2022 (see note 7) is currently focused on expanding our POCare network in Europe and process development.

●	Orgenesis Australia PTY LTD (the “Australian Subsidiary”), incorporated in 2022, is currently focused on expanding our POCare network in Australia and development of the Company’s technologies and therapies.

●	Tissue Genesis International LLC (“Tissue Genesis”), formed in Texas in 2022 is currently focussed on development of the Company’s technologies and therapies.

●	Orgenesis Italy SRL (the “Italian Subsidiary”), incorporated in 2022, is currently focused on expanding our POCare network in Italy and process development.

These consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”) is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.”

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

As of March 31, 2022, the Company had an accumulated deficit of $110 million, and for the three months ended March 31, 2022 had negative operating cashflows of $3 million. The Company’s activities have been funded by generating revenue, proceeds from convertible loans, and through offerings of the Company’s securities. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business.

Based on its current cash resources, including funds raised in April and May of 2022, (see note 9), the Company believes it will be able to maintain its current planned development activities and expected level of expenditures for at least 12 months from the date of the issuance of these financial statements, although no assurance can be given that it will not need additional funds prior to such time. If there are further increases in operating costs for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, the Company will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. In addition, in order to fund the Company’s operations until such time that the Company can generate sustainable positive cash flows, the Company may need to raise additional funds.

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

NOTE 2 – BASIS OF PRESENTATION

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of the Company. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”). The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2021, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included.

b.	Significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Beneficial Conversion Feature (“BCF”)

In the first quarter of 2022, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2022 using the modified retrospective method which resulted with no material effect.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company adopted ASU 2021-24 in the first quarter of 2022 which resulted with no material effect on the Company’s consolidated financial statements.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We examined the impact of COVID-19 on our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates

Recently issued accounting pronouncements, not yet adopted

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

NOTE 3 – EQUITY

On March 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with certain investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement (the “Offering”), an aggregate of 4,933,333 shares of the Company’s Common Stock at a purchase price of $3.00 per share and warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are not exercisable until after six months and expire three years from the date of issuance. The Company expected to receive gross proceeds of approximately $14.8 million before deducting related offering expenses by the closing date of April 30, 2022. As of the date of the filing of this Form 10-Q, the Company has received approximately $1.8 million, and the Company and certain investors agreed to extend the closing to June 30, 2022, by which time the Company expects to receive the remaining $13 million. In connection with the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register the resale of the Shares and Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the United States Securities and Exchange Commission (the “SEC”) within sixty (60) days after the closing of the Offering and to cause the Registration Statement to be declared effective within ninety (90) days after the closing of the Offering (or one hundred and twenty (120) days after the closing of the Offering if the SEC reviews the Registration Statement).

NOTE 4 – CONVERTIBLE LOANS

During the year ended December 31, 2021, the Company and certain convertible loan holders agreed to extend the maturity date on loans due during the fourth quarter of 2021 to June 30, 2023. The principal amount extended was $2.25 million. The loan repayment extension included the loan holders’ right to request that the Company repay them on November 21, 2022 (the “Early Redemption Option”). During March 2022, the loan holders waived the early redemption option. Based on the analysis, the Company concluded that the change in terms should be accounted for as a modification.

NOTE 5 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	4,009	219
Weighted average number of common shares outstanding	24,600,954	24,192,951
Net loss per share	$0.16	$0.01

For the three months ended March 31, 2022 and March 31, 2021, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 6,382,782 shares underlying outstanding options and warrants and 1,539,356 shares upon conversion of convertible loans for the three months ended March 31, 2022, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 8,475,084 shares underlying outstanding options and warrants and 1,654,379 shares upon conversion of convertible loans for the three months ended March 31, 2021, because the effect of their inclusion in the computation would be antidilutive.

NOTE 6 – REVENUES

Disaggregation of Revenue

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Revenue earned:
Customer A (Korea)	$2,683	$956
Customer B (China)	$1,226	$1,157
Customer C (United Arab Emirates)	$1,067	$2,391
Customer D (Greece)	$661	$-
Customer E (India) – related party	$635	$1,157
Customer F (Netherlands)	$586	$1,646

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Balance as of beginning of period	$15,245	$3,085
Elimination of acquisition receivables	(1,337)	-
Additions	7,249	9,478
Collections	(4,042)	(1,204)
Exchange rate differences	(40)	(5)
Balance as of end of period	$17,075	$11,354

* The activity of the related party included in the trade receivables activity above is comprised of:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Balance as of beginning of period	$1,972	$744
Additions	635	1,157
Collections	(1,069)	-
Balance as of end of period	$1,538	$1,901

The activity for contract liabilities is comprised of:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Balance as of beginning of period	$59	$59
Additions	11	-
Balance as of end of period	$70	$59

NOTE 7 – OTHER SIGNIFICANT TRANSACTIONS DURING THE PERIOD

a)	License and research agreement Yeda Research and Development Company Limited

On January 25, 2022, the Company and Yeda Research and Development Company Limited (“Yeda”), an Israeli corporation, entered into a license and research agreement. Pursuant to the agreement, Yeda granted to the Company an exclusive, worldwide license to its licensed information and the licensed patents, for the development, manufacture, use, offer for sale, sale and import of products in the Field a field of tumor-infiltrating lymphocytes (TIL) and Chimeric antigen receptor (CAR) T cell immunotherapy platforms (excluding CAR-Cytokine Induced Killer cell immunotherapy). The Company undertakes to make commercially reasonable efforts to develop and commercialize products in the field and to achieve certain milestones. In consideration for the grant of the License, the Company shall pay Yeda:

1.	A non-refundable annual license fee of $10 thousand;
2.	Royalties of up to 2% on sales of licensed products;
3.	25% of all Other Receipts received in respect of a Sublicense first granted or an assignment of rights made prior to the achievement of the dosing of a first patient in a Phase I Clinical Trial; and (ii) 12.5% of all Other Receipts received in respect of a Sublicense first granted or an assignment of rights made on or after the date described in subclause (i)
4.	Milestone Events payments:
5.	$50 thousand upon the dosing of a first patient in a Phase I Clinical Trial;
6.	$500 thousand upon the receipt of FDA marketing approval in respect of a product;
7.	$350 thousand upon receipt of marketing approval from a non-FDA regulatory agency in a major market territory (namely, a regulatory agency in Europe, Japan, China or Canada);
8.	$250 thousand upon receipt of marketing approval from an additional non-FDA major regulatory agency (namely, a regulatory agency in Europe, Japan, China or Canada);
9.	Patent fees already incurred by Yeda in connection with the Licensed Patents in the amount of $27 thousand, and all future costs and fees relating to the filing, prosecution, and maintenance of the Licensed Patents; and
10.	Research related expenses based on an agreed research budget.

As of March 31, 2022, the Company recognized $52 thousand as expenses under this contract.

b)	Joint venture agreement with Proterna Inc.

On January 26, 2022, the Company and Proterna, Inc., a Delaware corporation, (“Proterna”) (together, the “Parties”), entered into a joint venture agreement (“JVA”). Pursuant to the JVA, the Parties agreed to collaborate with each other and expand their activities in the development and commercialization of mRNA based vaccines and cellular immunotherapies for respiratory diseases, including, without limitation, COVID-19. The JVA provides that Proterna will grant to the JV Entity (“JVE”), under a separate license agreement, an exclusive, sublicensable right and license to its background IP as required to carry out the terms of the JVA including to develop, manufacture, distribute and market and sell mRNA vaccines and cellular immunotherapies for respiratory diseases, including COVID-19. In consideration for such license, the JVE will pay Proterna a 5% royalty on sales. The Company will provide funding for the joint venture of up to $5 million, based on a work plan to be approved, of which $2.5 million will be in the form of services to be procured from Proterna. Until the JVE is formed, the activities of the collaboration will be performed by Proterna. The Parties will each hold 50% of the JVE. In addition, once JVE is profitable, Company shall have the rights to additional profit share. The Board of the JVE will be comprised of three directors, one to be appointed by the Company, one to be appointed by Proterna, and a third board member to be appointed upon mutual agreement of the Parties. Company shall have the right to purchase all of Proterna’s then issued and outstanding equity interests in the JVE in return for, at Company’s option: payment of cash and/or issuance of shares of common stock of Company. In the event that Company seeks to exercise this right, JVE’s valuation shall be determined by an independent third-party expert to be mutually selected by the Parties, provided that in no event may such valuation be lower than US $2,000,000. As at the date of this report, the JVE has not been incorporated.

As of March 31, 2022, no material activities had occurred in the Proterna JVE.

c)	Mida Biotech BV

On February 22, 2022, pursuant to the joint venture agreement between the Company and Mida Biotech BV, the Company purchased all the issued shares of Mida for a consideration of $100 thousand. In lieu of cash, the consideration was paid via 29,940 Company shares of Common Stock issued to Mida Biotech BV’s shareholders.

NOTE 8 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against us and the Israeli subsidiary, Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel HaShomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contain know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10 million to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint. The Company believes that the allegations in this Complaint are without merit and intend to vigorously defend itself against the claims. Since a material loss is not considered probable, no provision was made in the financial statements.

NOTE 9 – SUBSEQUENT EVENTS

Convertible loan agreements with offshore investors

During April and May, 2022, the Company entered into three convertible loan agreements (the “Convertible Loan Agreements”) with three non-U.S. investors (the “Lenders,” and together with the Company, the “Parties”), pursuant to which the Lenders loaned the Company an aggregate of $13 million (the “Loan Amount”). Interest is calculated at 6% per annum (based on a 365-day year) and is payable, along with the principal, during or before the third quarter of 2023 (the “Maturity Date”). At any time prior to or on the Maturity Date, the Lenders may provide the Company with written notice to convert all or part of the loans into shares of our common stock at a conversion price equal to $4.50 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

In connection with such loans, the Company agreed to issue the Lenders warrants (the “Warrant”) representing the right to purchase an aggregate of 722,223 shares of our common stock (which is 25% of the shares of our common stock into which the loans are initially convertible at the Conversion Price), at an exercise price per share of $4.50 per share. Such Warrants will be exercisable at any time beginning six months and one day after the closing date and ending 36 months after such closing date.

As of the date of filing of this Form 10-Q, the Company had received $9 million on account of the Loan Amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, any of its variants, or similar pandemics, could have on our business and CGT Biotech Platform. Other factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries, Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland Inc., a Maryland corporation (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc. (“Koligo”); Orgenesis Germany GmbH, a German entity which was incorporated in the second quarter of 2021; Orgenesis Australia PTY LTD (the “Australian subsidiary”), incorporated in 2022; Tissue Genesis International LLC (“Tissue Genesis”), formed in Texas in 2022; and Orgenesis Italy SRL (the “Italian subsidiary”), incorporated in 2022.

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

We have worked to develop and validate POCare technologies that can be combined within mobile production units for advanced therapies. We have made significant investments in the development of several types of Orgenesis Mobile Processing Units and Labs (“OMPULs”) with the expectation of use and/or distribution through our POCare Network and/or partners, collaborators, and regional distributors. As of the date of this report, the OMPULs have been adapted for processing of CAR-T, TILS based products and are in the qualification stage for clinical use in various locations. Additional OMPULs are still in the development stage.

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

POCare Platform Operations via Subsidiaries

We currently conduct our core business operations ourselves and through our subsidiaries (collectively, the “Subsidiaries”). The Subsidiaries are listed in note 1 of the condensed consolidated financial statements.

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

Beyond the impact on our product development efforts, the extent to which COVID-19 ultimately impacts our business, results of operations and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence of new variants, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken to contain COVID-19 or treat its impact, including vaccination campaigns, among others. If we or any of the third parties with whom we engage, however, were to experience any additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially or negatively affected, which could have a material adverse impact on our business, financial condition and results of operations. Although to date, our business has not been materially impacted by COVID-19, it is possible that our clinical development timelines could be negatively affected by COVID-19, which could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, for additional discussion of the potential adverse impact of the COVID-19 pandemic on our business, financial condition and results of operations.

Developments during the quarter ended March 31, 2022

License, Collaboration and Joint Venture Agreements

During the three months ended March 31, 2022, we executed license, collaboration and joint venture agreements, the most significant of which are summarized below. For a more complete description, see note 7 to our consolidated financial statements included quarterly report on Form 10-Q.

a)	License and research agreement Yeda Research and Development Company Limited

On January 25, 2022, we and Yeda Research and Development Company Limited (“Yeda”), an Israeli corporation, entered into a license and research agreement. Pursuant to the agreement, Yeda granted us an exclusive, worldwide license to its licensed information and the licensed patents, for the development, manufacture, use, offer for sale, sale and import of products in the Field a field of tumor-infiltrating lymphocytes (TIL) and Chimeric antigen receptor (CAR) T cell immunotherapy platforms (excluding CAR-Cytokine Induced Killer cell immunotherapy).

b)	Joint venture agreement with Proterna Inc

On January 26, 2022, we and Proterna, Inc. a Delaware corporation, (“Proterna”) (together, the “Parties”), entered into a joint venture agreement (“JVA”). Pursuant to the JVA, the Parties agreed to collaborate with each other and expand their activities in the development and commercialization of mRNA based vaccines and cellular immunotherapies for respiratory diseases, including, without limitation, COVID-19. The JVA provides that Proterna will grant to the JV Entity (“JVE”), under a separate license agreement, an exclusive, sublicensable right and license to its background IP as required to carry out the terms of the JVA including to develop, manufacture, distribute and market and sell mRNA vaccines and cellular immunotherapies for respiratory diseases, including COVID-19.

Purchase of Mida Biotech BV

On February 22, 2022, we, pursuant to the joint venture agreement between ourselves and Mida Biotech BV “Mida”), purchased all the issued shares in Mida for consideration of $100 thousand. In lieu of cash, the consideration was paid via the issuance of shares of our common stock to Mida’s shareholders.

Securities Purchase Agreement

On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (collectively, the “Investors”), pursuant to which the we agreed to issue and sell to the Investors, in a private placement (the “Offering”), an aggregate of 4,933,333 shares of the our Common Stock at a purchase price of $3.00 per share and warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are not exercisable until after six months and expire three years from the date of issuance. As of the date of this filing of this Form 10Q, we received gross proceeds of approximately $1.8 million before deducting related offering expenses. We agreed with certain investors to extend the closing date of the Offering to June 30, 2022, by which time we expect to receive the remaining $13 million.

Tel Hashomer

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against us and the Israeli subsidiary, Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel HaShomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). We believe that the allegations in this Complaint are without merit and intend to vigorously defend itself ourselves against the claims. Since a material loss is not considered probable, no provision was made in the financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021.

The following table presents our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
POC development services	$5,689	$7,987
POC development services from related party	635	1,157
Cell process development services and hospital services	888	245
Total revenues	7,212	9,389
Cost of revenues cell process development services and hospital services	714	770
Cost of development services and research and development expenses	6,651	5,357
Amortization of intangible assets	232	238
Selling, general and administrative expenses	2,851	2,968
Operating loss	3,236	(56)
Other income, net	-	(25)
Financial expenses, net	213	233
Share in net loss of associated entities	547	15
Loss before income taxes	3,996	167
Tax (income) expense	1	(2)
Net loss	$3,997	$165

Revenues

During the three months ended March 31, 2022, we recognized revenue from our point-of-care development service in the amount of $6,324 thousand, as compared to $9,144 during the three months ended March 31, 2021, representing a decrease of 31%. The decrease is related to the fact that the majority of the performance obligations under the Company’s POC services contracts were completed in 2021 and which primarily related services performed to support the Company’s customers to set-up their respective territories. This does not include revenue for processing contracts which are expected to commence in the second quarter of 2022.

Expenses

Cost of revenues cell process development services and hospital services

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Salaries and related expenses	$329	$222
Stock-based compensation	13	10
Professional fees and consulting services	22	6
Raw materials	30	204
Depreciation expenses, net	75	97
Other expenses	245	231
Total	$714	$770

Cost of revenues cell process development services and hospital services for the three months ended March 31, 2022 were $714 thousand, as compared to $770 thousand for the three months ended March 31, 2021, representing a decrease of 7%. The decrease was mainly attributable to a reduction in the purchase of raw materials.

Cost of development services and research and development expenses

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Salaries and related expenses	$2,849	$2,014
Stock-based compensation	159	148
Professional fees and consulting services	1,726	2,119
Lab expenses	582	423
Depreciation expenses, net	158	66
Other research and development expenses	1,177	587
Total	$6,651	$5,357

Cost of development services and research and development expenses for the three months ended March 31, 2022 were $6,651 thousand, as compared to $5,357 thousand for the three months ended March 31, 2021, representing an increase of 24%.

The increase is mainly attributable to additional employees that were hired as we expand our research and development to the evaluation and development of new POCare activities, cell therapies and related technologies.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Salaries and related expenses	$900	$679
Stock-based compensation	94	407
Accounting and legal fees	910	872
Professional fees	260	412
Rent and related expenses	54	30
Business development	121	148
Depreciation expenses, net	9	52
Other general and administrative expenses	503	368
Total	$2,851	$2,968

Selling, general and administrative expenses for the three months ended March 31, 2022 were $2,851 thousand, as compared to $2,968 thousand for the three months ended March 31, 2021, representing a decrease of 4%. The reduction was mainly attributable to a reduction on stock-based compensation.

Financial Expenses, net

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Interest expense on convertible loans and loans	$125	$253
Foreign exchange loss, net	82	56
Other expense (income)	6	(76)
Total	$213	$233

Financial expenses, net for the three months ended March 31, 2022 were $213 thousand, as compared to $233 thousand for the three months ended March 31, 2021, representing a decrease of 9%. The reduction was mainly attributable to a reduction of interest paid on convertible loans, as a result of the repayment of such loans.

Working Capital

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Current assets	$24,010	$25,758
Current liabilities	15,253	15,365
Working capital	$8,757	$10,393

Current assets at March 31, 2022 were $24,010 thousand compared to $25,758 at December 31, 2021, representing a decrease of 7%. The decrease was mainly attributable to a decline in cash and cash equivalent of $4,350 thousand which was offset by an increase in accounts receivable of $1,830 thousand.

Liquidity and Financial Condition

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)

Net loss	$(3,997)	$(165)

Net cash used in operating activities	(2,792)	(4,547)
Net cash used in investing activities	(1,613)	(539)
Net cash provided by financing activities	1	1,898

Decrease in cash and cash equivalents	$(4,404)	$(3,188)

During the quarter ended March 31, 2022, we funded our operations from existing funds.

Net cash used in operating activities for the three months ended March 31, 2022 was approximately $2.8 million, as compared to net cash used in operating activities of approximately $4.5 million for the three months ended March 31, 2021. This was mainly attributable to a difference in the increase in accounts receivable of $1.9 million in the three months ended March 31, 2022 compared to $ 8.3 million for the three months ended March 31, 2021, and the net loss of $4 million for the three months ended March 31, 2022 compared to $ 165 thousand for the three months ended March 31, 2021.

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $1.6 million, as compared to net cash used in investing activities of approximately $0.5 million for the three months ended March 31, 2021. This was mainly attributable to a loan granted to one of our associated entities pursuant to a joint venture agreement in the amount of $1.5 million.

Net cash provided by financing activities for the three months ended March 31, 2022 were zero, as compared to net cash provided by financing activities of approximately $1.9 million for the three months ended March 31, 2021. This was mainly attributable to the proceeds received from the issue of shares and warrants in the three months ended March 31, 2021.

Liquidity & Capital Resources Outlook

Our activities have been funded by generating revenue, proceeds from convertible loan agreements, and through offerings of our securities. We entered into convertible loan agreements for convertible loans in the aggregate principal amount of $13 million during April and May 2022, of which $9 million has been received to date. There is no assurance that our business will generate sustainable positive cash flows to fund our operations.

Based on our current cash resources and commitments, we believe that we will be able to maintain our current planned development activities and expected level of expenditures for at least 12 months from the date of the issuance of these financial statements, although no assurance can be given that we will not need additional funds prior to such time. If there are further increases in operating costs for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. In addition, in order to fund our operations until such time that we can generate sustainable positive cash flows, we may need to raise additional funds.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against us and our subsidiary Orgenesis Ltd., Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel HaShomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contain know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10 million to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between Orgenesis Ltd. and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that Orgenesis Inc. and Orgenesis Ltd. used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint. We believe that the allegations in this Complaint are without merit and intend to vigorously defend against the claims.

Except as described above, we are not involved in any pending material legal proceedings.

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Equity Securities

On February 22, 2022, pursuant to our joint venture agreement between with Mida Biotech BV (“Mida”), we purchased all the issued shares of Mida for consideration of $100 thousand. The consideration was paid via a share issue to Mida’s shareholders of 29,940 shares of Common Stock. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation S promulgated by the SEC under the Act with respect to the issuance of the shares of Common Stock to the shareholders of Mida.

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

There were no repurchase activity pursuant to the Stock Repurchase Plan during the quarter ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 23, 2022

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: May 23, 2022

