Form 10-Q
period 2022-06-30
Orgenesis Inc.
filed 2022-08-15
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 15, 2022, there were 25,545,755 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,303	$5,473
Restricted cash	457	501
Accounts receivable, net *	18,786	15,245
Prepaid expenses and other receivables	793	1,188
Convertible loan receivable-related party	3,012	3,064
Grants receivable	-	169
Inventory	107	118
Total current assets	25,458	25,758

NON-CURRENT ASSETS:
Deposits	$329	$363
Investments and loans to associates	1,750	584
Loans receivable	-	821
Property, plant and equipment, net	14,388	10,271
Intangible assets, net	11,207	11,821
Operating lease right-of-use assets	757	1,015
Goodwill	8,174	8,403
Other assets	736	805
Total non-current assets	37,341	34,083
TOTAL ASSETS	$62,799	$59,841

*	Including related party in the amount of $2,039 thousand and $1,972 thousand as of June 30, 2022 and as of December 31, 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$5,203	$5,238
Accrued expenses and other payables	1,763	485
Income tax payable	83	54
Employees and related payables	1,998	1,907
Advance payments on account of grant	1,144	1,238
Contract liabilities	70	59
Current maturities of finance leases	17	18
Current maturities of operating leases	399	481
Current maturities of convertible loans	5,568	5,885
Total current liabilities	16,245	15,365

LONG-TERM LIABILITIES:
Non-current operating leases	$352	$561
Convertible loans	13,943	4,854
Retirement benefits obligation	123	101
Non-current finance leases	29	41
Other long-term liabilities	264	288
Total long-term liabilities	14,711	5,845
TOTAL LIABILITIES	30,956	21,210

EQUITY:
Common stock of $0.0001 par value: Authorized at June 30, 2022 and December 31, 2021: 145,833,334 shares; Issued at June 30, 2022 and December 31, 2021: 25,107,323 and 24,567,366 shares, respectively; Outstanding at June 30, 2022 and December 31, 2021: 24,820,756 and 24,280,799 shares, respectively	3	3
Additional paid-in capital	146,919	145,916
Receipts on account of shares and warrants to be allotted	2,175	-
Accumulated other comprehensive income (loss)	(270)	207
Treasury stock 286,567 shares as of June 30, 2022 and December 31, 2021	(1,266)	(1,266)
Accumulated deficit	(115,808)	(106,372)
Equity attributable to Orgenesis Inc.	31,753	38,488
Non-controlling interest	90	143
Total equity	31,843	38,631
TOTAL LIABILITIES AND EQUITY	$62,799	$59,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$6,699	$9,818	$13,276	$18,050
Revenues from related party	502	727	1,137	1,884
Total revenues	7,201	10,545	14,413	19,934
Cost of revenues, development services and research and development expenses	8,901	9,727	16,266	15,854
Amortization of intangible assets	229	239	461	477
Selling, general and administrative expenses	2,803	2,901	5,654	5,869
Operating loss	4,732	2,322	7,968	2,266
Other income, net	(8)	(3)	(8)	(28)
Financial expenses, net	389	406	602	639
Share in net loss of associated companies	368	-	915	15
Loss before income taxes	5,481	2,725	9,477	2,892
Tax expenses (income)	11	-	12	(2)
Net loss	5,492	2,725	9,489	2,890
Net loss attributable to non-controlling interests	(65)	(66)	(53)	(12)
Net loss attributable to Orgenesis Inc.	$5,427	$2,659	$9,436	$2,878

Loss per share:
Basic and diluted	$0.22	$0.11	$0.38	$0.12

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	24,820,756	24,365,746	24,711,462	24,279,826

Comprehensive loss:
Net loss	$5,492	$2,725	$9,489	$2,890
Other comprehensive loss (income) - translation adjustments	326	(48)	477	229
Comprehensive loss	5,818	2,677	9,966	3,119
Comprehensive loss attributed to non-controlling interests	(65)	(66)	(53)	(12)
Comprehensive loss attributed to Orgenesis Inc.	$5,753	$2,611	$9,913	$3,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Receipts on Account of	Accumulated			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Shares to be Allotted	Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2022	24,280,799	$3	$145,916	$-	$207	$(1,266)	$(106,372)	$38,488	$143	$38,631
Changes during the six months ended June 30, 2022:
Stock-based compensation to employees and directors	-	-	463	-	-	-	-	463	-	463
Stock-based compensation to service providers	-	-	37	-	-	-	-	37	-	37
Exercise of options	510,017	*	6	-	-	-	-	6	-	6
Issuance of warrants with respect to convertible loans	-	-	397	-	-	-	-	397	-	397
Receipts on account of shares and warrants to be allotted	-	-	-	2,175	-	-	-	2,175	-	2,175
Issuance of shares related to acquisition of Mida	29,940	*	100	-	-	-	-	100	-	100
Comprehensive loss for the period	-	-	-	-	(477)	-	(9,436)	(9,913)	(53)	(9,966)
Balance at June 30, 2022	24,820,756	$3	$146,919	$2,175	$(270)	$(1,266)	$(115,808)	$31,753	$90	$31,843

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Accumulated			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2021	24,167,784	$3	$140,397	$748	$(250)	$(88,319)	$52,579	$149	$52,728
Changes during the six months ended June 30, 2021:
Stock-based compensation to employees and directors	-	-	612	-	-	-	612	-	612
Stock-based compensation to service providers	-	*	276	-	-	-	276	-	276
Exercise of options	8,750	*	50	-	-	-	50	-	50
Issuance of Shares due to exercise of warrants	305,523	*	1,862	-	-	-	1,862	-	1,862
Repurchase of treasury stock	(206,781)	-	-	-	(909)	-	(909)	-	(909)
Comprehensive loss for the period	-	-	-	(229)	-	(2,878)	(3,107)	(12)	(3,119)
Balance at June 30, 2021	24,275,276	$3	$143,197	$519	$(1,159)	$(91,197)	$51,363	$137	$51,500

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Receipts on	Accumulated			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Account of Shares to be Allotted	Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at April 1, 2022	24,820,756	$3	$146,290	$-	$56	$(1,266)	$(110,381)	$34,702	$155	$34,857
Changes during the three months ended June 30, 2022:
Stock-based compensation to employees and directors	-	-	220	-	-	-	-	220	-	220
Stock-based compensation to service providers	-	-	12	-	-	-	-	12	-	12
Issuance of warrants with respect to convertible loans	-	-	397	-	-	-	-	397	-	397
Receipts on account of shares and warrants to be allotted	-	-	-	2,175	-	-	-	2,175	-	2,175
Comprehensive loss for the period	-	-	-	-	(326)	-	(5,427)	(5,753)	(65)	(5,818)
Balance at June 30, 2022	24,820,756	$3	$146,919	$2,175	$(270)	$(1,266)	$(115,808)	$31,753	$90	$31,843

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Receipts on	Accumulated			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Account of Shares to be Allotted	Other Comprehensive Income	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at April 1, 2021	24,411,791	$3	$142,449	$424	$471	$(260)	$(88,538)	$54,549	$203	$54,752
Changes during the three months ended June 30, 2021:
Stock-based compensation to employees and directors	-	-	292	-	-	-	-	292	-	292
Stock-based compensation to service providers	-	-	32	-	-	-	-	32	-	32
Issuance of Shares due to exercise of warrants	67,960	*	424	(424)	-	-	-	-	-	-
Repurchase of treasury stock	(204,475)	-	-	-	-	(899)	-	(899)	-	(899)
Comprehensive income (loss) for the period	-	-	-	-	48	-	(2,659)	(2,611)	(66)	(2,677)
Balance at June 30, 2021	24,275,276	$3	$143,197	$-	$519	$(1,159)	$(91,197)	$51,363	$137	$51,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,489)	$(2,890)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	500	888
Capital loss (gain), net	(5)	20
Share in losses of associated companies, net	915	15
Depreciation and amortization expenses	975	918
Effect of exchange differences on inter-company balances	142	59
Net changes in operating leases	(33)	(13)
Interest expenses accrued on loans and convertible loans	495	200
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,724)	(14,087)
Decrease in inventory	4	7
Decrease (increase) in other assets	17	(8)
Decrease (increase) in prepaid expenses and other accounts receivable	435	(371)
Decrease in accounts payable	(923)	(3,422)
Increase in accrued expenses and other payables	1,171	1,768
Increase in employee and related payables	135	541
Increase in contract liabilities	10	-
Change in advance payments and receivables on account of grant, net	169	328
Net cash used in operating activities	$(9,206)	$(16,047)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	138	-
Increase in loan to associates entities	(2,197)	-
Repayment of loan granted	782	-
Sale of property and equipment	68	-
Purchase of property, plant and equipment	(4,352)	(1,542)
Cash acquired from acquisition of Mida	702	-
Investment in long-term deposits	(4)	(20)
Net cash used in investing activities	$(4,863)	$(1,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock	-	(909)
Proceeds from issuance of shares due to exercise of options and warrants (net of transaction costs)	6	1,912
Proceeds from issuance of convertible loans (net of transaction costs)	9,150	-
Proceeds from receipts on account of shares and warrants to be allotted	2,175	-
Repayment of convertible loans and convertible bonds	(416)	-
Repayment of short and long-term debt	(9)	(10)
Net cash provided by financing activities	$10,906	$993

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(3,163)	$(16,616)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(51)	(40)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,974	45,568
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,760	$28,912

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Decrease in accounts payable related to purchase of property, plant and equipment	$(354)	$(9)
Issuance of common stocks for the acquisition of Mida (see note 8)	$100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

The Company has continued to grow its infrastructure and expand its processing sites into new markets and jurisdictions. In addition, the Company has continued investing manpower and financial resources to focus on developing, processing and rolling out several types of OMPULs to be used and/or distributed through its POCare Network and/or partners, collaborators, and regional distributors. The Company started generating revenues from cell-processing services in the second quarter of 2022.

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

The Company currently conducts its core CGT business operations through itself and its subsidiaries which are all wholly owned except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries are as follows:

●	Orgenesis Maryland Inc. (the “U.S. Subsidiary”) is the center of activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.

●	Koligo Therapeutics, Inc. (“Koligo”), a Kentucky corporation, is a leading regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercialising its metabolic pipeline via the POCare network throughout the United States and in international markets.

●	Orgenesis CA, Inc. (the “California subsidiary”), a Delaware corporation, is currently focussed on development of the Company’s technologies and therapies in California.

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is currently focused on expanding our POCare network in Europe, process development and the preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”), is currently focused on providing management services to us.

●	Orgenesis Germany GmbH (the “German subsidiary”), is currently focused on providing CRO services to the POCare Network.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of cell-processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

●	Orgenesis Ltd. in Israel (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services in Israel.

●	Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of process development and cell-processing services in Israel.

●	Mida Biotech BV (the “Dutch Subsidiary”) purchased in 2022 (see note 7) is currently focused on expanding our POCare network in Europe and process development.

●	Orgenesis Australia PTY LTD (the “Australian Subsidiary”), incorporated in 2022, is currently focused on expanding our POCare network in Australia and development of the Company’s technologies and therapies.

●	Tissue Genesis International LLC (“Tissue Genesis”), formed in Texas in 2022 is currently focussed on development of the Company’s technologies and therapies.

●	Orgenesis Italy SRL (the “Italian Subsidiary”), incorporated in 2022, is currently focused on expanding our POCare network in Italy and process development.

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

As of June 30, 2022, the Company had an accumulated deficit of $116 million and for the six months ended June 30, 2022 had negative operating cashflows of $9.2 million. The Company’s activities have been funded by generating revenue through proceeds from convertible loans and through offerings of the Company’s securities. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business.

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

Current and projected cash resources and commitments, as well as other factors mentioned above, raise a substantial doubt about the Company’s ability to continue as a going concern to meet the Company’s current operations for the next 12 months. Management plans include raising additional capital to fund its operations, as well as exploring additional avenues to increase revenue and reduce capital expenditures. If the Company is unable to raise sufficient additional capital or meet revenue targets, it may have to curtail certain activities. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently adopted accounting pronouncements

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We examined the impact of COVID-19 on our financial statements, and although there is currently no major impact, there may be changes in future periods and actual results may differ from these estimates.

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

NOTE 3 – EQUITY

On March 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with certain investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement (the “Offering”), an aggregate of 4,933,333 shares of the Company’s Common Stock at a purchase price of $3.00 per share and warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are not exercisable until after six months and expire three years from the date of issuance. As of June 30, 2022, the Company received gross proceeds of $2.175 million before deducting related offering expenses. The Company does not expect to receive the remaining $12.625 million from the defaulting investors. The Company issued an aggregate of 725,000 shares of Common Stock and warrants to purchase 146,959 shares of Common Stock pursuant to the Purchase Agreement. In connection with the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register the resale of the Shares and Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the United States Securities and Exchange Commission (the “SEC”) within sixty (60) days after the closing of the Offering and to cause the Registration Statement to be declared effective within ninety (90) days after the closing of the Offering (or one hundred and twenty (120) days after the closing of the Offering if the SEC reviews the Registration Statement).

NOTE 4 – CONVERTIBLE LOANS

Extension of convertible loan agreements

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

In addition, on June 6, 2019, the Company entered into a private placement subscription agreement with J. Ezra Merkin (the “Lender”), pursuant to which the Lender purchased from the Company a 6% Unsecured Convertible Note in the aggregate principal amount of $1,950,000 (the “Convertible Note”), which is convertible, at the discretion of the Lender, into units at a conversion price of $7.00 per unit, each unit consisting of one share of Common Stock and a warrant, exercisable for three (3) years, to purchase one share of Common Stock at a price of $7.00 per share. On July 15, 2022, the Company and the Lender entered into an amendment to such Convertible Note, the Convertible Note Extension Agreement, which amended the Convertible Note as follows:

●	the Company agrees to pay an initial $500,000 repayment to the Lender on or prior to August 15, 2022, and if the repayment is not paid on August 15, 2022, it will constitute an event of default;

●	the interest rate will increase from 6% to 8% per annum as of June 5, 2022;
●	if an event of default has occurred, the interest on the unconverted and then outstanding principal amount shall accrue at the rate of 15% per annum;
●	the maturity date shall be extended to September 10, 2022; and
●	as consideration for the maturity date extension, the Company agreed to grant the Lender warrants to purchase up to 330,000 shares of Common Stock of the Company, exercisable for three years, at an exercise price of $4.50 per share.

Convertible loan agreements executed during the three months ended June 30, 2022

During April and May 2022, the Company entered into three convertible loan agreements (the “Convertible Loan Agreements”) with three non-U.S. investors (the “Lenders”), pursuant to which the Lenders agreed to loan the Company an aggregate of $13 million (the “Loan Amount”). Interest is calculated at 6% per annum (based on a 365-day year) and is payable, along with the principal, during or before the third quarter of 2023. At any time prior to or on the maturity date, the Lenders may provide the Company with written notice to convert all or part of the loans into shares of our common stock at a conversion price equal to $4.50 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

In connection with such loans, the Company agreed to issue the Lenders warrants representing the right to purchase an aggregate of 722,223 shares of the Company’s common stock (which is 25% of the shares of our common stock into which the loans are initially convertible at the Conversion Price), at an exercise price per share of $4.50 per share. Such warrants will be exercisable at any time beginning six months and one day after the closing date and ending 36 months after such closing date.

The Company has not yet received $3.85 million under one of the convertible loan agreements, and does not expect to receive any further loan proceeds from such defaulting Lender. Accordingly 313,888 associated warrants will not be issued.

a.	Convertible loans outstanding as of June 30, 2022 are as follows:

	Principal Amount	Interest Rate	Exercise Price
Payable within:	(in thousands)
One year	$4,400	2-8%	7.00
Two years	14,150	6%	4.50-7.00
	$18,550

b.	Redemption of convertible loans

During the three months ended June 30, 2022, the Company redeemed the following convertible loans:

Convertible Loans repaid during the period ended June 30, 2022

Principal Amount	Issuance Year	Interest Rate	Maturity Period	Exercise Price
$150	2019	8%	2.4	$7
150	2018	8%	2.4	7
50	2019	6%	3.0	7
$350

NOTE 5 – STOCK-BASED COMPENSATION

a.	Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2022 to June 30, 2022:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	367,750	$2.00	Quarterly over a period of two years	$467	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2022 to June 30, 2022
Value of one common share	$2.00
Dividend yield	0%
Expected stock price volatility	71%
Risk free interest rate	3.61%
Expected term (years)	5.56

b.	Options Granted to Non-Employees

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2022 to June 30, 2022:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Non-employees	28,335	$2.00	71% quarterly over a period of two years and the rest annually over a period of four years	$48	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2022 to June 30, 2022
Value of one common share	$2.00
Dividend yield	0%
Expected stock price volatility	84%
Risk free interest rate	3.6%
Expected term (years)	10

NOTE 6 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$5,427	$2,659	$9,436	$2,878
Weighted average number of common shares outstanding	24,820,756	24,365,746	24,711,462	24,279,826
Net loss per share	$0.22	$0.11	$0.38	$0.12

For the six months ended June 30, 2022 and June 30, 2021, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 6,205,193 shares underlying outstanding options and warrants and 2,152,298 shares upon conversion of convertible loans for the six months ended June 30, 2022, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,518,936 shares underlying outstanding options and warrants and 1,634,559 shares upon conversion of convertible loans for the six months ended June 30, 2021, because the effect of their inclusion in the computation would be antidilutive.

NOTE 7 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Revenue stream:

POC development services	$6,274	$8,834	$12,598	$17,978
Cell process development services and hospital services	511	1,711	1,399	1,956
POC cell processing	416	-	416	-
Total	$7,201	$10,545	$14,413	$19,934

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Revenue earned:

Customer A (China)	$2,502	$2,119	$3,729	$3,276
Customer B (Greece)	$1,996	$1,216	$2,656	$2,009
Customer C (United Arab Emirates)	$1,187	$1,739	$2,254	$4,130
Customer D (Korea)	$742	$3,207	$3,425	$4,163

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Balance as of beginning of period	$15,245	$3,085
Elimination of acquisition receivables	(1,337)	-
Additions	13,953	20,347
Collections	(8,892)	(6,260)
Exchange rate differences	(183)	24
Balance as of end of period	$18,786	$17,196

* The activity of the related party included in the trade receivables activity above is comprised of:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Balance as of beginning of period	$1,972	$744
Additions	1,137	1,884
Collections	(1,070)	(1,901)
Balance as of end of period	$2,039	$727

The activity for contract liabilities is comprised of:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Balance as of beginning of period	$59	$59
Additions	11	-
Balance as of end of period	$70	$59

NOTE 8 – OTHER SIGNIFICANT TRANSACTIONS DURING THE SIX MONTHS ENDED JUNE 30, 2022

a)	License and research agreement Yeda Research and Development Company Limited

On January 25, 2022, the Company and Yeda Research and Development Company Limited (“Yeda”), an Israeli corporation, entered into a license and research agreement. Pursuant to the agreement, Yeda granted to the Company an exclusive, worldwide license to its licensed information and the licensed patents, for the development, manufacture, use, offer for sale, sale and import of products in the Field a field of tumor-infiltrating lymphocytes (TIL) and Chimeric antigen receptor (CAR) T cell immunotherapy platforms (excluding CAR-Cytokine Induced Killer cell immunotherapy). The Company undertakes to make commercially reasonable efforts to develop and commercialize products in the field and to achieve certain milestones. In consideration for the grant of the License, the Company shall pay Yeda:

1.	A non-refundable annual license fee of $10 thousand;
2.	Royalties of up to 2% on sales of licensed products;
3.	25% of all Other Receipts received in respect of a Sublicense first granted or an assignment of rights made prior to the achievement of the dosing of a first patient in a Phase I Clinical Trial; and (ii) 12.5% of all Other Receipts received in respect of a Sublicense first granted or an assignment of rights made on or after the date described in subclause (i)

4.	Milestone Events payments:

a.	$50 thousand upon the dosing of a first patient in a Phase I Clinical Trial;
b.	$500 thousand upon the receipt of FDA marketing approval in respect of a product;
c.	$350 thousand upon receipt of marketing approval from a non-FDA regulatory agency in a major market territory (namely, a regulatory agency in Europe, Japan, China or Canada);
d.	$250 thousand upon receipt of marketing approval from an additional non-FDA major regulatory agency (namely, a regulatory agency in Europe, Japan, China or Canada);

5.	Patent fees already incurred by Yeda in connection with the Licensed Patents in the amount of $27 thousand, and all future costs and fees relating to the filing, prosecution, and maintenance of the Licensed Patents; and
6.	Research related expenses based on a budget to be agreed upon.

As of June 30, 2022, the Company recognized $59 thousand as expenses under this contract.

b)	Joint venture agreement with Proterna Inc.

On January 26, 2022, the Company and Proterna, Inc., a Delaware corporation, (“Proterna”) (together, the “Parties”), entered into a joint venture agreement (“JVA”). During the second quarter of 2022 the Parties decided to terminate the JVA.

c)	Mida Biotech BV

On February 22, 2022, pursuant to the joint venture agreement between the Company and Mida Biotech BV, the Company purchased all the issued shares of Mida for a consideration of $100 thousand. In lieu of cash, the consideration was paid via 29,940 Company shares of Common Stock issued to Mida Biotech BV’s shareholders.

d)	Joint venture with Deep Med IO Ltd (“Deep Med”)

As part of the Deep Med JVA, the Company and Deep Med agreed to collaborate in the development and commercialization of an AI-powered system to be used in the manufacturing and/or quality control of CGTs. The Company has the right to finance its activities under the Deep Med JVA by procuring services, advancing funds under a convertible loan agreement, or by an equity investment. The Deep Med convertible loan bears interest at the annual rate of 6% and is repayable after 5 years. The Company has the right to convert its holdings under the loan into shares of Deep Med, or into shares of the Deep Med JV entity once established. Development work under the Deep Med JVA has continued according to the work plan agreed upon between the Company and Deep Med. During the three months ended June 30, 2022, the Company transferred $1.9 million to Deep Med as part of its commitment under the Deep Med JVA. The Company recorded the amounts paid to Deep Med under the Deep Med JVA as research and development expenses under ASC 730.

e)	Loan agreement with Revacel SRL

As part of the Company’s agreement with Revatis under the Revatis joint venture agreement, the Company and Revacel, in which the Company holds 51% and is treated as an associated company, the Company agreed to loan Revacel up to 2 million Euro at an annual interest rate of 8%. The loan is repayable in January 2025, and if not repaid, may be converted into shares of Revacel. As of the date of this Quarterly Report on Form 10-Q, the Company had not made any transfers under the Revacel loan.

NOTE 9 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli subsidiary Orgenesis Ltd., Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Assa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel HaShomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contains know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10 million to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint. The Company believes that the allegations in this Complaint are without merit and intend to vigorously defend itself against the claims. Since a material loss is not considered probable, no provision was made in the financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Senior Secured Convertible Loan Agreement

On August 15, 2022, Morgenesis LLC (“Morgenesis”), a newly formed subsidiary of Orgenesis Inc. (“Orgenesis”) holding substantially all the assets of Orgenesis’ point of care services business for treating patients (“POCare Services”), entered into a senior secured convertible loan agreement (the “Agreement”) with MM OS Holdings, L.P., an affiliate with Metalmark Capital Partners (the “Lender”), pursuant to which the Lender agreed to loan Morgenesis $10,000,000 (the “Loan”) at an interest rate of 8.0% paid-in-kind interest per annum (the “PIK Interest”), which shall be capitalized, compounded and added to the unpaid outstanding principal balance of the Loan on the applicable quarterly interest payment date and which, along with the principal (the “Principal Amount,” and, together with the PIK Interest (but excluding any portion of the Loan that has been converted into equity as described below), the “Outstanding Amount”), is scheduled to mature on March 29, 2023 (the “Maturity Date”). If not previously converted, the Outstanding Amount shall be repaid in cash on the Maturity Date. The Loan will be secured by a blanket lien on substantially all of the assets of Morgenesis and its domestic subsidiaries, as well as certain assets of Orgenesis (in each case, subject to customary exceptions), and shall be guaranteed by Orgenesis and all current and future domestic subsidiaries of Morgenesis.

In connection with such Loan, at the Lender’s option or upon the occurrence of certain contingencies within the Lender’s control, the Outstanding Amount shall be convertible, in whole or in part, into equity of Morgenesis at any time based on certain criteria, subject to the terms and conditions described in the Agreement.

At the Lender’s sole option, Morgenesis, must prepay all or a portion of the Loan in an amount specified by the Lender following any equity or debt financing by Morgenesis pursuant to which gross proceeds to Morgenesis exceed $10,000,000. The Loan will otherwise not be pre-payable or callable.

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

Developments during the six months ended June 30, 2022

License, Collaboration and Joint Venture Agreements

During the six months ended June 30, 2022, we executed license, collaboration and joint venture agreements, the most significant of which are summarized below. For a more complete description, see note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Securities Purchase Agreement

On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell to the investors, in a private placement, an aggregate of 4,933,333 shares of our Common Stock at a purchase price of $3.00 per share and warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are not exercisable until after six months and expire three years from the date of issuance. As of June 30, 2022, we received gross proceeds of only $2,175,000 before deducting related offering expenses. We do not expect to receive the remaining $12,625,000 from the defaulting investors. We have issued an aggregate of 725,000 shares of Common Stock and warrants to purchase 146,959 shares of Common Stock pursuant to the Purchase Agreement.

Convertible Loan Agreements

During the three months ended June 30, 2022, we entered into convertible loan agreements (the “Convertible Loan Agreements”) with three non-U.S. investors (the “Lenders” and together with the Company, the “Parties”), pursuant to which the Lenders loaned us an aggregate of $13 million (the “Loan Amount”). Interest is calculated at 6% per annum (based on a 365-day year) and is payable, along with the principal, during or before the third quarter of 2023 (the “Maturity Date”). At any time prior to or on the Maturity Date, the Lenders may provide the us with written notice to convert all or part of the loans into shares of our common stock at a conversion price equal to $4.50 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

In connection with such loans, we agreed to issue the Lenders warrants (the “Warrants”) representing the right to purchase an aggregate of 722,223 shares of the Company’s common stock (which is 25% of the shares of our common stock into which the loans are initially convertible at the Conversion Price), at an exercise price per share of $4.50 per share. Such Warrants will be exercisable at any time beginning six months and one day after the closing date and ending 36 months after such closing date.

One of the lenders agreed to loan us $5 million. As of the filing date of this Quarterly Report on Form 10-Q, we have received only $1.15 million of the loan amount. We do not expect to receive any other loan proceeds from the defaulting lender and will not be issuing 213,889 related warrants. As of June 30, 2022, we received an aggregate of $9.15 million under the Convertible Loan Agreements and have or will issue Warrants to purchase an aggregate of 508,334 shares of common stock.

Tel Hashomer

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against us and the Israeli subsidiary, Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Assa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel HaShomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). We believe that the allegations in this Complaint are without merit and intend to vigorously defend itself ourselves against the claims. Since a material loss is not considered probable, no provision was made in the financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021.

The following table presents our results of operations for the three months ended June 30, 2022 and 2021:

	Three-Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Revenues	$6,699	$9,818
Revenues from related party	502	727
Total revenues	7,201	10,545
Cost of revenues, development services and research and development	8,901	9,727
Amortization of intangible assets	229	239
Selling, general and administrative expenses	2,803	2,901
Operating loss	4,732	2,322
Other income, net	(8)	(3)
Financial expenses, net	389	406
Share in net loss of associated company	368	-
Loss before income taxes	5,481	2,725
Tax expense	11	-
Net loss	$5,492	$2,725

Revenues

During the three months ended June 30, 2022, we recognized revenue in the amount of $7,201 thousand, as compared to $10,545 during the three months ended June 30, 2021, representing a decrease of 32%. The decrease was attributable mainly to a decline in POC development services as a result of our having completed the majority of performance obligations under the POC development services contracts in 2021. For the first time, during the three months ended June 30, 2022, we recognized revenue from our point-of-care cell processing services in the amount of $416 thousand.

Expenses

Cost of revenues, development services and research and development

	Three-Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Salaries and related expenses	$3,062	$2,531
Stock-based compensation	151	150
Subcontracting, professional and consulting services	1,678	3,908
Lab expenses	707	830
Depreciation expenses, net	260	256
Other research and development expenses	3,043	2,052
Total	$8,901	$9,727

Cost of revenues, development services and research and development for the three months ended June 30, 2022 were $8,901 thousand, as compared to $9,727 thousand for the three months ended June 30, 2021, representing a decrease of 8%. The changes contributing to the decrease during the quarter were attributable to:

● an increase of $531 thousand in salaries and related expenses mainly attributable to an increase in salaries and related expenses following the scale-up for increased production;

● a decrease of $2,230 thousand in subcontracting, professional and consulting service fees. We invested heavily in subcontracting, professional and consulting service fees in previous years and we reduced such expenditure this year; and

● an increase of $991 thousand on other research and development expenses.

Selling, General and Administrative Expenses

	Three-Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Salaries and related expenses	$925	$744
Stock-based compensation	81	175
Accounting and legal fees	1,009	829
Professional fees	244	425
Rent and related expenses	56	53
Business development	130	158
Depreciation expenses, net	12	(30)
Other general and administrative expenses	346	547
Total	$2,803	$2,901

Selling, general and administrative expenses for the three months ended June 30, 2022 were $2,803 thousand, as compared to $2,901 thousand for the three months ended June 30, 2021, representing a decrease of 3%. The decrease in selling, general and administrative expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is primarily attributable to an increase in salaries and related expenses and accounting and legal fees which was offset by a decline in stock-based compensation, professional fees and other general and administrative expenses.

Financial Expenses, net

	Three-Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Interest expense on convertible loans and loans	$239	$271
Foreign exchange loss, net	149	138
Other expenses (income)	1	(3)
Total	$389	$406

Financial expenses, net for the three months ended June 30, 2022 were $389 thousand, as compared to $406 thousand for the three months ended June 30, 2021, representing a decrease of 4%.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021.

The following table presents our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Revenues	$13,276	$18,050
Revenues from related party	1,137	1,884
Total revenue	14,413	19,934
Cost of revenues, development services and research and development	16,266	15,854
Amortization of intangible assets	461	477
Selling, general and administrative expenses	5,654	5,869
Operating loss	7,968	2,266
Other income, net	(8)	(28)
Financial expenses, net	602	639
Share in net loss of associated company	915	15
Loss before income taxes	9,477	2,892
Tax (income) expense	12	(2)
Net loss	$9,489	$2,890

Revenues

Our revenues for the six months ended June 30, 2022 were $14,413 thousand, as compared to $19,934 thousand for the six months ended June 30, 2021, representing an decrease of 28%. The decrease in revenues for the six months ended June 30, 2022 was attributable mainly to a decline in POC development services of $5,380 as a result of our having completed the majority of performance obligations under the POC development services contracts in 2021. For the first time, we recognized revenues of $416 thousand under POC cell processing services.

Expenses

Cost of revenues, development services and research and development

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Salaries and related expenses	$6,240	$4,767
Stock-based compensation	323	308
Subcontracting, professional and consulting services	3,426	6,033
Lab expenses	1,319	1,457
Depreciation expenses, net	493	419
Other research and development expenses	4,465	2,870
Total	$16,266	$15,854

Cost of revenues, development services and research and development for the six months ended June 30, 2022 were $16,266 thousand, as compared to $15,854 thousand for the six months ended June 30, 2021, representing an increase of 3%. The increase was mainly attributable to:

● an increase of $1,473 thousand in salaries and related expenses mainly attributable to an increase in salaries and related expenses following the scale-up for increased production;

● a decrease of $2,607 thousand in subcontracting, professional and consulting service fees. We invested heavily in subcontracting, professional and consulting service fees in previous years, and we reduced such expenditure this year; and

● an increase of $1,595 thousand on other research and development expenses. See Note 8) d.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Salaries and related expenses	$1,825	$1,423
Stock-based compensation	175	582
Accounting and legal fees	1,919	1,701
Professional fees	504	837
Rent and related expenses	110	83
Business development	251	306
Depreciation expenses, net	21	22
Other general and administrative expenses	849	915
Total	$5,654	$5,869

Selling, general and administrative expenses for the six months ended June 30, 2022 were $5,654 thousand, as compared to $5,869 thousand for the six months ended June 30, 2021, representing a decrease of 4%. The decrease was mainly as a result of increases in salaries and related expenses and accounting and legal fees which were offset by decreases in stock-based compensation and professional fees.

Financial Expenses, net

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Interest expense on convertible loans and loans	$364	$524
Foreign exchange loss, net	231	194
Other expenses (income)	7	(79)
Total	$602	$639

Financial expenses, net for the six months ended June 30, 2022 were $602 thousand, as compared to $639 thousand for the six months ended June 30, 2021, representing a decrease of 6%. The decrease was mainly as a decline in interest expenses as a result of loans that were repaid, offset by an increase of foreign exchange losses.

Working Capital

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Current assets	$25,458	$25,758
Current liabilities	16,245	15,365
Working capital	$9,213	$10,393

Current assets decreased by $300 thousand between December 31, 2021 and June 30, 2022 due mainly to a decline in cash and cash equivalents and prepaid expenses of $3,170 and $395 thousand, respectively, offset by an increase in accounts receivable of $3,541 thousand.

Current liabilities increased by $880 thousand between December 31, 2021 and June 30, 2022 primarily as a result of an increase in accrued expenses.

Liquidity and Financial Condition

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)

Net loss	$(9,489)	$(2,890)

Net cash used in operating activities	(9,206)	(16,047)
Net cash used in investing activities	(4,863)	(1,562)
Net cash provided by financing activities	10,906	993
Increase in cash and cash equivalents	$(3,163)	$(16,616)

During the six months period ended June 30, 2022, we funded our operations from existing funds, and equity and loan financings.

Net cash used in operating activities for the six months ended June 30, 2022 was approximately $9.2 million, as compared to net cash used in operating activities of approximately $16.0 million for the six months ended June 30, 2021. The decline was mainly as a result of a loss of $9.5 million for the six months ended June 30, 2022 compared to a loss of $2.9 million for the six months ended June 30, 2021, offset by an increase in accounts receivable of $3.7 million for the six months ended June 30, 2022 compared to an increase of $14.1 million for the six months ended June 30, 2021, and a decrease in accounts payable of $0.9 million thousand for the six months ended June 30, 2022 compared to an decrease of $3.4 million for the six months ended June 30, 2021.

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $4.9 million, as compared to net cash used in investing activities of approximately $1.6 million for the six months ended June 30, 2021. The change was mainly due to loans granted to associated entities and increased investments in OMPULs.

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $10.9 million, as compared to net cash provided by financing activities of approximately $1.0 million for the six months ended June 30, 2021.

Liquidity & Capital Resources Outlook

Our activities have been funded by generating revenue, through offerings of our securities, and through convertible loan agreements. There is no assurance that our business will generate sustainable positive cash flows to fund our operations.

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

Current and projected cash resources and commitments, as well as other factors mentioned above, raise a substantial doubt about our ability to continue as a going concern. We are planning to raise additional finance to continue our operations, as well as to explore additional avenues to increase revenues and reduce expenditures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 10 to the condensed consolidated financial statements in this Report.

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

There were no repurchases pursuant to the Stock Repurchase Plan during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(4)	Instruments Defining the Rights of Securities Holders, Including Indentures
4.1	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 5, 2022).
(10)	Material Contracts
10.1	Securities Purchase Agreement, dated March 30, 2022, by and among the Company and the Investors (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 5, 2022).
10.2	Registration Rights Agreement, dated March 30, 2022, by and among the Company and the Investors (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 5, 2022).
10.3	Convertible Loan Agreement, dated April 21, 2022, by and among the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 25, 2022).
10.4	Amendment to Convertible Loan Agreement, dated May 16, 2022, by and among the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 16, 2022).
10.5	Convertible Loan Agreement, dated May 17, 2022, by and among the Company and Southern Israel Bridging Fund Two, LP (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 17, 2022).
10.6	Convertible Loan Agreement, dated May 19, 2022, by and among the Company and Ricky Neumann (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2022).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 15, 2022

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 15, 2022

