Form 10-Q
period 2022-09-30
Orgenesis Inc.
filed 2022-11-10
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 10, 2022, there were 25,545,755 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets

CURRENT ASSETS:
Cash and cash equivalents	$3,015	$5,473
Restricted cash	1,452	501
Accounts receivable, net *	23,744	15,245
Prepaid expenses and other receivables	899	1,188
Convertible loan receivable-related party	2,651	3,064
Grants receivable	-	169
Inventory	95	118
Total current assets	31,856	25,758

NON-CURRENT ASSETS:
Deposits	$309	$363
Investments and loans to associates	1,739	584
Loans receivable	-	821
Property, plant and equipment, net	16,526	10,271
Intangible assets, net	10,720	11,821
Operating lease right-of-use assets	1,040	1,015
Goodwill	7,764	8,403
Other assets	736	805
Total non-current assets	38,834	34,083
TOTAL ASSETS	$70,690	$59,841

*	Including related party in the amount of $2,186 thousand and $1,972 thousand as of September 30, 2022 and as of December 31, 2021, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$4,538	$5,238
Accrued expenses and other payables	3,305	485
Income tax payable	37	54
Employees and related payables	1,835	1,907
Advance payments on account of grant	1,392	1,238
Contract liabilities	70	59
Current maturities of finance leases	16	18
Current maturities of operating leases	487	481
Short-term and current maturities of convertible loans	22,488	5,885
Total current liabilities	34,168	15,365

LONG-TERM LIABILITIES:
Non-current operating leases	$522	$561
Convertible loans	5,162	4,854
Retirement benefits obligation	123	101
Non-current finance leases	24	41
Advance payments on account of grant	201	-
Other long-term liabilities	240	288
Total long-term liabilities	6,272	5,845
TOTAL LIABILITIES	40,440	21,210

EQUITY:
Common stock of $0.0001 par value: Authorized at September 30, 2022 and December 31, 2021: 145,833,334 shares; Issued at September 30, 2022 and December 31, 2021: 25,832,322 and 24,567,366 shares, respectively; Outstanding at September 30, 2022 and December 31, 2021: 25,545,755 and 24,280,799 shares, respectively	3	3
Additional paid-in capital	149,465	145,916
Accumulated other comprehensive income (loss)	(826)	207
Treasury stock 286,567 shares as of September 30, 2022 and December 31, 2021	(1,266)	(1,266)
Accumulated deficit	(117,164)	(106,372)
Equity attributable to Orgenesis Inc.	30,212	38,488
Non-controlling interest	38	143
Total equity	30,250	38,631
TOTAL LIABILITIES AND EQUITY	$70,690	$59,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$7,841	$7,606	$21,117	$25,656
Revenues from related party	147	1,070	1,284	2,954
Total revenues	7,988	8,676	22,401	28,610
Cost of revenues, development services and research and development expenses	4,666	10,007	20,932	25,861
Amortization of intangible assets	225	236	686	713
Selling, general and administrative expenses	3,104	6,092	8,758	11,961
Operating loss	7	7,659	7,975	9,925
Other loss (income), net	2	(3)	(6)	(31)
Loss from extinguishment in connection with convertible loan	-	1,865	-	1,865
Financial expenses, net	1,100	545	1,702	1,184
Share in net loss of associated companies	274	18	1,189	33
Loss before income taxes	1,383	10,084	10,860	12,976
Tax expenses	25	67	37	65
Net loss	1,408	10,151	10,897	13,041
Net loss (income) attributable to non-controlling interests	(52)	8	(105)	(4)
Net loss attributable to Orgenesis Inc.	$1,356	$10,159	$10,792	$13,037

Loss per share:
Basic and diluted	$0.05	$0.42	$0.43	$0.54

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	25,403,907	24,275,276	24,944,814	24,278,292

Comprehensive loss:
Net loss	$1,408	$10,151	$10,897	$13,041
Other comprehensive loss (income) - translation adjustments	556	229	1,033	458
Comprehensive loss	1,964	10,380	11,930	13,499
Comprehensive (income) loss attributed to non-controlling interests	(52)	8	(105)	(4)
Comprehensive loss attributed to Orgenesis Inc.	$1,912	$10,388	$11,825	$13,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro- lling Interest	Total
Balance at January 1, 2022	24,280,799	$3	$145,916	$207	$(1,266)	$(106,372)	$38,488	$143	$38,631
Changes during the nine months ended September 30, 2022:
Stock-based compensation to employees and directors	-	-	646	-	-	-	646	-	646
Stock-based compensation to service providers	-	-	48	-	-	-	48	-	48
Exercise of options	510,017	*	6	-	-	-	6	-	6
Issuance of warrants with respect to convertible loans	-	-	574	-	-	-	574	-	574
Issuance of shares	724,999	*	2,175	-	-	-	2,175	-	2,175
Issuance of shares related to acquisition of Mida	29,940	*	100	-	-	-	100	-	100
Comprehensive loss for the period	-	-	-	(1,033)	-	(10,792)	(11,825)	(105)	(11,930)
Balance at September 30, 2022	25,545,755	$3	$149,465	$(826)	$(1,266)	$(117,164)	$30,212	$38	$30,250

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Treasury Shares	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Contro- lling Interest	Total
Balance at January 1, 2021	24,167,784	$3	$140,397	$748	$(250)	$(88,319)	$52,579	$149	$52,728
Changes during the nine months ended September 30, 2021:
Stock-based compensation to employees and directors	-	-	876	-	-	-	876	-	876
Stock-based compensation to service providers	-	*	305	-	-	-	305	-	305
Exercise of options	8,750	*	50	-	-	-	50	-	50
Extinguishment in connection with Convertible loan restructuring	-	-	1,848	-	-	-	1,848	-	1,848
Issuance of Shares due to exercise of warrants	305,523	*	1,862	-	-	-	1,862	-	1,862
Repurchase of treasury stock	(206,781)	-	-	-	(909)	-	(909)	-	(909)
Comprehensive loss for the period	-	-	-	(458)	-	(13,037)	(13,495)	(4)	(13,499)
Balance at September 30, 2021	24,275,276	$3	$145,338	$290	$(1,159)	$(101,356)	$43,116	$145	$43,261

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at July 1, 2022	24,820,756	$3	$146,919	$2,175	$(270)	$(1,266)	$(115,808)	$31,753	$90	$31,843
Changes during the three months ended September 30, 2022:
Stock-based compensation to employees and directors	-	-	183	-	-	-	-	183	-	183
Stock-based compensation to service providers	-	-	11	-	-	-	-	11	-	11
Issuance of warrants with respect to convertible loans	-	-	177	-	-	-	-	177	-	177
Issuance of shares	724,999	*	2,175	(2,175)	-	-	-	-	-	-
Comprehensive loss for the period	-	-	-	-	(556)	-	(1,356)	(1,912)	(52)	(1,964)
Balance at September 30, 2022	25,545,755	$3	$149,465	$-	$(826)	$(1,266)	$(117,164)	$30,212	$38	$30,250

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumulated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at July 1, 2021	24,275,276	$3	$143,197	$519	$(1,159)	$(91,197)	$51,363	$137	$51,500
Changes during the three months ended September 30, 2021:
Stock-based compensation to employees and directors	-	-	264	-	-	-	264	-	264
Stock-based compensation to service providers	-	-	29	-	-	-	29	-	29
Extinguishment in connection with convertible loan restructuring			1,848				1,848		1,848
Comprehensive income (loss) for the period	-	-	-	(229)	-	(10,159)	(10,388)	8	(10,380)
Balance at September 30, 2021	24,275,276	$3	$145,338	$290	$(1,159)	$(101,356)	$43,116	$145	$43,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,897)	$(13,041)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	694	1,181
Capital loss (gain), net	(5)	18
Share in losses of associated companies, net	1,189	33
Depreciation and amortization expenses	1,463	1,384
Effect of exchange differences on inter-company balances	353	333
Net changes in operating leases	(58)	(12)
Interest expenses accrued on loans and convertible loans	764	449
Loss from extinguishment in connection with convertible loan restructuring	-	1,865
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,838)	(12,947)
Decrease in inventory	10	41
Decrease (increase) in other assets	17	(14)
Decrease (increase) in prepaid expenses and other accounts receivable	308	(645)
Decrease in accounts payable	(1,574)	(5,634)
Increase in accrued expenses and other payables	1,655	1,759
Increase in employee and related payables	32	504
Increase in contract liabilities	10	-
Change in advance payments and receivables on account of grant, net	714	324
Net cash used in operating activities	$(14,163)	$(24,402)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of convertible loan to related party partners	-	(3,000)
Repayment of convertible loan to related party partners	538	-
Increase in loan to associates entities	(2,578)	-
Repayment of loan granted	782	-
Sale of property and equipment	71	-
Purchase of property, plant and equipment	(6,971)	(3,360)
Investment in associated company	-	(263)
Cash acquired from acquisition of Mida	702	-
Investment in long-term deposits	(2)	(21)
Net cash used in investing activities	$(7,458)	$(6,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock	-	(909)
Proceeds from issuance of shares due to exercise of options and warrants	2,181	1,912
Proceeds from issuance of convertible loans	19,150	-
Repayment of convertible loans and convertible bonds	(2,300)	-
Repayment of short and long-term debt	(20)	(14)
Grant received in respect of third party	1,413	-
Transfer of the grant received to third party	(329)	-
Net cash provided by financing activities	$20,095	$989

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(1,526)	$(30,057)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19	(107)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,974	45,568

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$4,467	$15,404

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	432	-
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$(368)	$75
Issuance of common stock for the acquisition of Mida (see note 8)	$100	$-
Extinguishment in connection with convertible loan restructuring	$-	$1,848

CASH PAID DURING THE YEAR FOR:
Interest	$458	$443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine and Three Months Ended September 30, 2022 and 2021

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a.	General

Orgenesis Inc., a Nevada corporation, is a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible format.

CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products (“ATMPs”). The Company is mostly focused on autologous therapies that can be manufactured under processes and systems that are developed for each therapy using a closed and automated approach that is validated for compliant production near the patient for treatment of the patient at the point of care (“POCare”). This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver such treatments to patients (ultimately limiting the number of patients that can have access to, or can afford, these therapies).

To achieve these goals, the Company has developed a collaborative worldwide network of research institutes and hospitals who are engaged in the POCare model (“POCare Network”) and a pipeline of licensed POCare advanced therapies that can be processed and produced under such closed and automated processes and systems (“POCare Therapies). Furthermore, in order to advance the execution of our goal of bringing our POCare Therapies through our POCare Network, the Company has designed and built a scalable infrastructure of technology framework and services that ensures a central quality system, replicability of infrastructure and equipment, centralized monitoring and data management and that can be replicated by affiliated entities (“POCare Services”), thereby enabling the Company focus on our core business of developing and licensing new therapies.

The POCare Services that our affiliated entities perform would include:

●	Process development of therapies that are intended for use of the POCare Network;

●	Adaptation of automation and closed systems to our therapies;

●	Incorporation of the processing systems and the Good Manufacturing Practices (“GMP”) in the Orgenesis Mobile Processing Units and Labs (“OMPULs”) that we designed and built;

●	Tech transfers and training of local teams;

●	Processing and supply of the therapies and required supplies under GMP conditions within our POCare Network, including required quality control testing; and

●	Contract Research Organization (“CRO”) services for clinical trials.

The POCare Services are performed in decentralized hubs that provide harmonized services to customers and partners (“POCare Centers”). The Company is working to support such POCare Centers to provide a more efficient and scalable pathway for its POCare Therapies to reach patients more rapidly at lowered costs. The workflow of such POCare Services is designed to allow rapid capacities expansion while integrating new technologies to bring together patients, doctors and industry partners with a goal of achieving harmonized, regulated clinical development and production of our POCare Therapies.

Operations via Subsidiaries

The Company historically has conducted its business operations through itself and its subsidiaries which were all wholly-owned, except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries were as follows:

●	Orgenesis Maryland LLC (Previously Orgenesis Maryland Inc.) (the “U.S. Subsidiary”) is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.

●	Orgenesis Germany GmbH (the “German Subsidiary”), is currently focused on providing CRO services to the POCare Network.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”) is a provider of cell-processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

●	Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of process development and cell-processing services in Israel.

●	Tissue Genesis International LLC (“Tissue Genesis”), formed in Texas in 2022, is currently focussed on development of the Company’s technologies and therapies.

●	Orgenesis Services SRL, incorporated in 2022, is currently focused on expanding our POCare network in Belgium.

●	Koligo Therapeutics, Inc. (“Koligo”), a Kentucky corporation, is a leading regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercialising its metabolic pipeline via the POCare network throughout the United States and in international markets.

●	Orgenesis CA, Inc. (the “California subsidiary”), a Delaware corporation, is currently focussed on development of the Company’s technologies and therapies in California.

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is currently focused on process development and the preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”) is currently focused on providing group management services.

●	Orgenesis Ltd. in Israel (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services in Israel.

●	Mida Biotech BV (the “Dutch Subsidiary”) purchased in 2022 (see note 7) is currently focused on research and development activities.

●	Orgenesis Australia PTY LTD (the “Australian Subsidiary”), incorporated in 2022, is currently focused on the development of the Company’s technologies and therapies.

●	Orgenesis Italy SRL (the “Italian Subsidiary”), incorporated in 2022, is currently focused on expanding process development activities.

Formation of Morgenesis LLC

On August 15, 2022, the Company formed Morgenesis LLC (“Morgenesis”), a subsidiary to hold substantially all the assets of our POCare Services, which includes the ownership of the US Subsidiary, the German Subsidiary, the Korean Subsidiary, OBI, Tissue Genesis and Orgenesis Services SRL. We formed Morgenesis to streamline all existing POCare Service business units into one unified entity, bringing together a full-service range of solutions for our POCare Therapies and other therapeutic developers for point of care treatments. The newly formalized service offering is expected to provide solutions from initial process development, regulatory strategy and implementation, “OMPULization” (full cGMP process development, including closing/automating the process for point of care treatments), full cGMP processing and supply of therapeutic product to patients at the point of care, to clinical trial design and management.

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

As of September 30, 2022, the Company had an accumulated deficit of $117 million and for the nine months ended September 30, 2022 had negative operating cash flows of $14.2 million. The Company’s activities have been funded by generating revenue through proceeds from convertible loans and through offerings of the Company’s securities. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business.

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

The estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

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

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Revenue from POC Cell processing

Revenues from POC Cell processing represent performance obligations which are recognized either over, or at a point of time. The progress towards completion will continue to be measured on an output measure based on direct measurement of the value transferred to the customer (units produced).

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The guidance is effective for the Company from January 1, 2022. The Company adopted ASU 2021-24 in the first quarter of 2022 which resulted in no material effect on the Company’s unaudited condensed consolidated financial statements.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses and determining whether an acquisition is a business combination or a purchase of asset. Actual results could differ from those estimates.

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

NOTE 3 – EQUITY

On March 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with certain investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement (the “Offering”), an aggregate of 4,933,333 shares of the Company’s Common Stock at a purchase price of $3.00 per share and warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are not exercisable until after six months and expire three years from the date of issuance. The Company received gross proceeds of $2.175 million before deducting related offering expenses. The Company does not expect to receive the remaining $12.625 million from the defaulting investors. The Company issued an aggregate of 724,999 shares of Common Stock and warrants to purchase 146,959 shares of Common Stock pursuant to the Purchase Agreement. In connection with the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register the resale of the Shares and Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the United States Securities and Exchange Commission (the “SEC”).

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

In addition, on June 6, 2019, the Company entered into a private placement subscription agreement with J. Ezra Merkin (the “Lender”), pursuant to which the Lender purchased from the Company a 6% Unsecured Convertible Note in the aggregate principal amount of $1,950,000 (the “Convertible Note”), which is convertible, at the discretion of the Lender, into units at a conversion price of $7.00 per unit, each unit consisting of one share of Common Stock and a warrant, exercisable for three (3) years, to purchase one share of Common Stock at a price of $7.00 per share. On July 15, 2022, the Company and the Lender entered into an amendment to such Convertible Note, the Convertible Note Extension Agreement, which extended the Convertible Note repayment and the maturity date extension. As consideration for such amendment, the Company agreed to grant the Lender warrants to purchase up to 330,000 shares of Common Stock of the Company, exercisable for three years, at an exercise price of $4.50 per share. During the third quarter, the Company paid the Lender the debt in full amounting to $2,342 thousand.

Convertible loan agreements executed during the nine months ended September 30, 2022

During April and May 2022, the Company entered into three convertible loan agreements (the “Convertible Loan Agreements”) with three non-U.S. investors (the “Lenders”), pursuant to which the Lenders agreed to loan the Company an aggregate of $13 million (the “Loan Amount”). Interest is calculated at 6% per annum (based on a 365-day year) and is payable, along with the principal, during or before the third quarter of 2023. At any time prior to or on the maturity date, the Lenders may provide the Company with written notice to convert all or part of the loans into shares of the Company’s Common Stock at a conversion price equal to $4.50 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

In connection with such loans, the Company agreed to issue the Lenders warrants representing the right to purchase an aggregate of 722,223 shares of the Company’s Common Stock (which is 25% of the shares of the Company’s Common Stock into which the loans are initially convertible at the Conversion Price), at an exercise price per share of $4.50 per share. Such warrants will be exercisable at any time beginning six months and one day after the closing date and ending 36 months after such closing date.

The Company has not yet received $3.85 million under one of the convertible loan agreements and does not expect to receive any further loan proceeds from such defaulting lender. Accordingly, 313,888 associated warrants will not be issued.

Senior Secured Convertible Loan Agreement

On August 15, 2022, Morgenesis LLC (“Morgenesis”) entered into a senior secured convertible loan agreement (the “Agreement”) with MM OS Holdings, L.P., an affiliate with Metalmark Capital Partners (the “Lender”), pursuant to which the Lender agreed to loan Morgenesis $10,000,000 (the “Loan”) at an interest rate of 8.0% paid-in-kind interest per annum (the “PIK Interest”), which shall be capitalized, compounded and added to the unpaid outstanding principal balance of the Loan on the applicable quarterly interest payment date and which, along with the principal (the “Principal Amount,” and, together with the PIK Interest (but excluding any portion of the Loan that has been converted into equity as described below), the “Outstanding Amount”), is scheduled to mature on March 29, 2023 (the “Maturity Date”). If not previously converted, the Outstanding Amount shall be repaid in cash on the Maturity Date. The Loan is secured by a blanket lien on substantially all of the assets of Morgenesis and its domestic subsidiaries, as well as certain assets of the Company (in each case, subject to customary exceptions), and is guaranteed by the Company and all current and future domestic subsidiaries of Morgenesis.

In connection with such Loan, at the Lender’s option or upon the occurrence of certain contingencies within the Lender’s control, the Outstanding Amount shall be convertible, in whole or in part, into equity of Morgenesis at any time based on certain criteria, subject to the terms and conditions described in the Agreement.

At the Lender’s sole option, Morgenesis, must prepay all or a portion of the Loan in an amount specified by the Lender following any equity or debt financing by Morgenesis pursuant to which gross proceeds to Morgenesis exceed $10,000,000. The Loan will otherwise not be pre-payable or callable. The Loan was converted into preferred units of Morgenesis (see note 10).

a.	Convertible loans outstanding as of September 30, 2022 are as follows:

	Principal Amount	Interest Rate	Exercise Price
Payable within:	(in thousands)
One year	$11,600	2-8%	7.00
One year	10,000	8%	See note 4
Two years	5,000	6%	4.50-7.00
	$26,600

b.	Repayment of convertible loans

During the nine months ended September 30, 2022, the Company repaid the following convertible loans:

Convertible Loans repaid during the nine months ended September 30, 2022

Principal Amount	Issuance Year	Interest Rate	Maturity Period	Exercise Price
$150	2019	8%	2.4	$7
150	2020	8%	2.4	7
50	2019	6%	3.0	7
1,950	2019	6%-8%	3.3	4.5 - 7
$2,300

NOTE 5 – STOCK-BASED COMPENSATION

a.	Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2022 to September 30, 2022:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	367,750	$2.00	Quarterly over a period of two years	$467	10 years

The fair value of these option grants is based on the following assumptions:

During the Period from January 1, 2022 to September 30, 2022
Value of one common share	$2.00
Dividend yield	0%
Expected stock price volatility	71%
Risk free interest rate	3.61%
Expected term (years)	5.56

b.	Options Granted to Non-Employees

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2022 to September 30, 2022:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Non-employees	28,335	$2.00	71% quarterly over a period of two years and the rest annually over a period of four years	$48	10 years

The fair value of these option grants is based on the following assumptions:

During the Period from January 1, 2022 to September 30, 2022
Value of one common share	$2.00
Dividend yield	0%
Expected stock price volatility	84%
Risk free interest rate	3.6%
Expected term (years)	10

NOTE 6 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$1,356	$10,159	$10,792	$13,037
Weighted average number of common shares outstanding	25,403,907	24,275,276	24,944,814	24,278,292
Net loss per share	$0.05	$0.42	$0.43	$0.54

For the three and nine months ended September 30, 2022 and September 30, 2021, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Diluted loss per share does not include 6,481,221 shares underlying outstanding options and warrants and 2,327,590 shares upon conversion of convertible loans for the nine months ended September 30, 2022, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,040,592 shares underlying outstanding options and warrants and 3,118,868 shares upon conversion of convertible loans for the three months ended September 30, 2022, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share does not include 7,441,212 shares underlying outstanding options and warrants and 1,658,324 shares upon conversion of convertible loans for the nine months ended September 30, 2021, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,517,688 shares underlying outstanding options and warrants and 1,555,836 shares upon conversion of convertible loans for the three months ended September 30, 2021, because the effect of their inclusion in the computation would be antidilutive.

NOTE 7 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenue stream:

POC development services	$1,118	$7,735	$13,716	$25,713
Cell process development services and hospital services	4,438	941	5,837	2,897
POC cell processing	2,432	-	2,848	-
Total	$7,988	$8,676	$22,401	$28,610

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenue earned:

Customer A (Greece)	$3,401	$976	$6,058	$2,985
Customer B (China)	$669	$1,934	$4,398	$5,210
Customer C (Korea)	$283	$1,845	$3,708	$6,008
Customer D (United Arab Emirates)	$1,254	$1,792	$3,508	$5,922

Contract Assets and Liabilities

Contract assets are mainly comprised of accounts receivable, net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for accounts receivable, net is comprised of:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Balance as of beginning of period	$15,245	$3,085
Elimination of acquisition receivables	(1,337)	-
Additions	21,367	28,716
Collections	(11,187)	(15,769)
Exchange rate differences	(344)	(82)
Balance as of end of period	$23,744	$15,950

* The activity of the related party included in the accounts receivable, net activity above is comprised of:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Balance as of beginning of period	$1,972	$744
Additions	1,284	2,954
Collections	(1,070)	(2,628)
Balance as of end of period	$2,186	$1,070

The activity for contract liabilities is comprised of:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Balance as of beginning of period	$59	$59
Additions	11	-
Balance as of end of period	$70	$59

NOTE 8 – OTHER SIGNIFICANT TRANSACTIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2022

a)	License and research agreement with Yeda Research and Development Company Limited

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
6.	Research related expenses based on a budget to be agreed upon.

As of September 30, 2022, the Company recognized $118 thousand as expenses under this contract.

b)	Mida Biotech BV

On February 22, 2022, pursuant to the joint venture agreement between the Company and Mida Biotech BV, the Company purchased all the issued shares of Mida for a consideration of $100 thousand. In lieu of cash, the consideration was paid via 29,940 Company shares of Common Stock issued to Mida Biotech BV’s shareholders.

c)	Joint venture with Deep Med IO Ltd (“Deep Med”)

As part of the Deep Med JVA, the Company and Deep Med agreed to collaborate in the development and commercialization of an AI-powered system to be used in the manufacturing and/or quality control of CGTs. The Company has the right to finance its activities under the Deep Med JVA by procuring services, advancing funds under a convertible loan agreement, or by an equity investment. The Deep Med convertible loan bears interest at the annual rate of 6% and is repayable after 5 years. The Company has the right to convert its holdings under the loan into shares of Deep Med, or into shares of the Deep Med JV entity once established. Development work under the Deep Med JVA has continued according to the work plan agreed upon between the Company and Deep Med. During the nine months ended September 30, 2022, the Company transferred $1.9 million to Deep Med as part of its commitment under the Deep Med JVA. The Company recorded the amounts paid to Deep Med under the Deep Med JVA as research and development expenses under ASC 730.

d)	Loan agreement with Revacel SRL

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

NOTE 9 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli subsidiary Orgenesis Ltd., Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Assa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel Hashomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contains know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10 million to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint. The Company believes that the allegations in this Complaint are without merit and intend to vigorously defend itself against the claims. Since a material loss is not considered probable, no provision was made in the financial statements .

NOTE 10 – SUBSEQUENT EVENTS

Second Amendment to Convertible Loan Agreement with Yehuda Nir

On October 23, 2022, the Company and Yehuda Nir entered into a second amendment to his convertible loan agreement as follows:

●	the interest rate will increase from 6% to 10% per annum as of April 21, 2022 on the unconverted and then outstanding loan amount;
●	the maturity date shall be extended from July 21, 2023 to January 20, 2024;
●	the Company agreed to issue a warrant to Mr. Nir for the right to purchase 1,111,111 shares of Common Stock, at an exercise price per share of $2.50 per share, which is exercisable at any time beginning April 23, 2023 and ending October 23, 2025 (the “Nir Additional Warrant”); and
●	the Conversion Price (as defined in the Nir Convertible Loan Agreement) shall be amended to a price per share of $2.50 per share instead of $4.50 per share.

Amendment to Convertible Loan Agreement with Ricky Neumann

On October 23, 2022, the Company and Ricky Neumann entered into an amendment to his Convertible loan agreement as follows:

●	the interest rate will increase from 6% to 10% per annum as of May 19, 2022 on the unconverted and then outstanding loan amount;
●	the maturity date shall be extended from August 19, 2023 to February 19, 2024;
●	the Company agreed to issue a warrant to Neumann for the right to purchase 666,666 shares of Common Stock, at an exercise price per share of $2.50 per share, which is exercisable at any time beginning April 23, 2023 and ending October 23, 2025 (the “Neumann Additional Warrant”);
●	the prepayment terms were amended to allow the Outstanding Amount (as defined in the Neumann Convertible Loan Agreement) to be prepaid by the Company at Neumann’s option following any financings by the Company as of the Neumann Amendment date, and in the event that any subsidiary of the Company raises financing, the Company will make reasonable commercial efforts to ensure the funds are received in order to repay the loan amount;
●	the Conversion Price (as defined in the Neumann Convertible Loan Agreement) shall be amended to a price per share of $2.50 per share instead of $4.50 per share; and
●	the Company shall pay the legal fees of Neumann in an amount of $7,500 plus value-added tax.

Amendment, Consent and Waiver Agreement

On October 23, 2022, the Company and Ricky Neumann that were parties to the Securities Purchase Agreement, dated as of March 30, 2022 (the “SPA”) and the Registration Rights Agreement, dated as of March 30, 2022 (the “RRA”), entered into an Amendment, Consent and Waiver Agreement (the “RRA Amendment”). Pursuant to the RRA Amendment, the Company and Neumann agreed that Neumann shall (i) consent and agree to an extension of the date for filing the Registration Statement to register the Registrable Securities (as defined in the RRA) to April 3, 2023 and the effective date of such Registration Statement as provided for in the RRA Amendment; and (ii) waive any potential damages or claims under the RRA with respect to the Company’s obligations under the RRA or SPA and release the Company therefrom. During November 2022, the remaining investors that were parties to the SPA entered into the RRA Amendment. In consideration for such consent, agreement, waiver and release, the Company agreed to issue additional warrants to purchase an aggregate of 215,502 shares of Common Stock to Neumann and the other investors (the “Additional PIPE Warrants”) and such Additional PIPE Warrants shall have an exercise price of $2.50 per share of Common Stock, be exercisable beginning six months and one day after the applicable effective date and ending 36 months after the applicable effective date and be in the same form as the original Warrants issued pursuant to the SPA.

Amendment to Convertible Loan Agreement with another loan holder

On October 23, 2022, the Company and another loan holder entered into an amendment to his Convertible loan agreement whereby the repayment date of the loan of $200 thousand was extended by a year to December 16, 2023.

Metalmarket Investment in Morgenesis LLC

On November 4, 2022, the Company, Morgenesis, and MM OS Holdings, L.P. (“MM”), an affiliate of Metalmark Capital Partners (“Metalmark Capital”), entered into a series of definitive agreements intended to finance, strengthen and expand Orgenesis’ POCare Services business.

Pursuant to a unit purchase agreement, MM agreed to purchase 3,019,651 Class A Preferred Units of Morgenesis (the “Class A Units”), which shall represent 22.31% of the outstanding equity interests of Morgenesis following the initial closing, for a purchase price of $30.2 million, comprised of (i) $20 million of cash consideration and (ii) the conversion of $10.2 million of MM’s then-outstanding senior secured convertible loans previously entered into with MM (collectively, the “Consideration”). Under certain conditions related to Morgenesis’ performance among others, MM has agreed to make future payments of up to $20 million in cash for additional Class A (or Class B) Units, and/or make a one-time cash payment of $10 million to Orgenesis (the “Earnout Payment”).

Until the consummation of a Company IPO or Change of Control (in each case, as defined in the LLC Agreement), MM may, in its sole discretion, elect to invest up to an additional $60 million in Morgenesis (any such investment, an “Optional Investment”) in exchange for certain Class C Preferred Units of Morgenesis (the “Class C Units” and, together with the Class A Units and the Class B Units, the “Preferred Units”).

The unit purchase agreement deals with other customary terms and conditions of the agreement, including the financial relationship between the parties.

The proceeds of the investment will generally be used to fund the activities of Morgenesis and its consolidated subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations and the effects that the COVID-19 outbreak, any of its variants, or similar pandemics, could have on our business and our POCare Platform. Other factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries, Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL. a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland LLC. (formerly Orgenesis Maryland INC), a Maryland corporation (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc. (“Koligo”); Orgenesis Germany GmbH, a German entity; Orgenesis Australia PTY LTD (the “Australian subsidiary”) incorporated in 2022; Tissue Genesis International LLC (“Tissue Genesis”), formed in Texas in 2022; Orgenesis Italy SRL (the “Italian subsidiary”), incorporated in 2022; Orgenesis Services SRI, a Belgian entity incorporated in 2022); and Morgenesis LLC (“Morgenesis”) incorporated in 2022.

Business Overview

We are a global biotech company working to unlock the potential of cell and gene therapies (“CGTs”) in an affordable and accessible format.

CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products (“ATMPs”). We are mostly focused on autologous therapies that can be manufactured under processes and systems that are developed for each therapy using a closed and automated approach that is validated for compliant production near the patient for treatment of the patient at the point of care (“POCare”). This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver such treatments to patients (ultimately limiting the number of patients that can have access to, or can afford, these therapies).

To achieve these goals, we have developed a collaborative worldwide network of research institutes and hospitals who are engaged in the POCare model (“POCare Network”) and a pipeline of licensed POCare advanced therapies that can be processed and produced under such closed and automated processes and systems (“POCare Therapies). Furthermore, in order to advance the execution of our goal of bringing our POCare Therapies through our POCare Network, we have designed and built a scalable infrastructure of technology framework and services that ensures a central quality system, replicability of infrastructure and equipment, centralized monitoring and data management and that can be replicated by affiliated entities (“POCare Services”), thereby enabling us focus on our core business of developing and licensing new therapies.

The POCare Services that our affiliated entities perform would include:

●	Process development of therapies that are intended for use of the POCare Network;

●	Adaptation of automation and closed systems to our therapies;

●	Incorporation of the processing systems and the Good Manufacturing Practices (“GMP”) in the Orgenesis Mobile Processing Units and Labs (“OMPULs”) that we designed and built;

●	Tech transfers and training of local teams;

●	Processing and supply of the therapies and required supplies under GMP conditions within our POCare Network, including required quality control testing; and

●	Contract Research Organization (“CRO”) services for clinical trials.

The POCare Services are performed in decentralized hubs that provide harmonized services to customers and partners (“POCare Centers”). We are working to support such POCare Centers to provide a more efficient and scalable pathway for our POCare Therapies to reach patients more rapidly at lowered costs. The workflow of such POCare Services is designed to allow rapid capacities expansion while integrating new technologies to bring together patients, doctors and industry partners with a goal of achieving harmonized, regulated clinical development and production of our POCare Therapies.

Our cell and gene therapies pipeline includes investigational therapies and technologies that have the potential to transform the way cancer and other unmet clinical needs are treated. Our pipeline is predominantly comprised of personalized autologous cell therapies, implying that patients receive cells that originate from their own body, virtually eliminating the risk of an immune response and rejection. Our pipeline focuses on advanced therapy medicinal products originated from internal proprietary, joint ventures and in-licensing agreements with biotech companies and research institutes. Our main therapeutic fields encompass cell-based immuno-oncology, cell-based drug delivery platforms, regenerative medicine, anti-viral and autoimmune disease.Our therapies in development include: BioxomeTM: a novel exosome-like delivery platform; Mesenchymal Stem Cells (MSCs) for urinary incontinence; AutoVac, an autologous, pan-antigenic vaccine platform; and Induced Pluripotent Stem Cells (iPSCs), a cell source with potential of producing novel ATMPs.

Operations via Subsidiaries

We historically have conducted our business operations through ourself and our subsidiaries which were all wholly-owned, except as otherwise stated (collectively, the “Subsidiaries”). The Subsidiaries were as follows:

●	Orgenesis Maryland LLC. (Previously Orgenesis Maryland Inc.) (the “U.S. Subsidiary”) is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.

●	Orgenesis Germany GmbH (the “German subsidiary”), is currently focused on providing CRO services to the POCare Network.

●	Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”), is a provider of cell-processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.

●	Orgenesis Biotech Israel Ltd. (“OBI”) is a provider of process development and cell-processing services in Israel.

●	Tissue Genesis International LLC (“Tissue Genesis”), formed in Texas in 2022, is currently focussed on development of the Company’s technologies and therapies.

●	Orgenesis Services SRL, incorporated in 2022, is currently focused on expanding our POCare network in Belgium.

●	Koligo Therapeutics, Inc. (“Koligo”), a Kentucky corporation, is a leading regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercialising its metabolic pipeline via the POCare network throughout the United States and in international markets.

●	Orgenesis CA, Inc. (the “California subsidiary”), a Delaware corporation, is currently focussed on development of the Company’s technologies and therapies in California.

●	Orgenesis Belgium SRL (the “Belgian Subsidiary”) is currently focused on process development and the preparation of European clinical trials.

●	Orgenesis Switzerland Sarl (the “Swiss Subsidiary”) is currently focused on providing group management services.

●	Orgenesis Ltd. in Israel (the “Israeli Subsidiary”) is a provider of regulatory, clinical and pre-clinical services in Israel.

●	Mida Biotech BV (the “Dutch Subsidiary”) purchased in 2022 (see note 7) is currently focused on research and development activities.

●	Orgenesis Australia PTY LTD (the “Australian Subsidiary”), incorporated in 2022, is currently focused on the development of the Company’s technologies and therapies.

●	Orgenesis Italy SRL (the “Italian Subsidiary”), incorporated in 2022, is currently focused on expanding process development activities.

Formation of Morgenesis LLC

On August 15, 2022, we formed a wholly-owned subsidiary Morgenesis LLC (“Morgenesis”) to hold substantially all the assets of our POCare Services business, which includes the ownership of Orgenesis Maryland LLC, Orgenesis Germany GmbH, Orgenesis Korea Co. Ltd., Orgenesis Biotech Israel Ltd., Tissue Genesis International LLC and Orgenesis Services SRL. We formed Morgenesis in conjunction with a strategic growth investment from Metalmark Capital Partners (“Metalmark”), a private equity firm with extensive expertise in the healthcare sector, to streamline all existing POCare Service business units into one unified entity, bringing together a full-service range of solutions for our POCare Therapies and other therapeutic developers for point of care treatments. The newly formalized service offering is expected to provide solutions from initial process development, regulatory strategy and implementation, “OMPULization” (full cGMP process development, including closing/automating the process for point of care treatments), full cGMP processing and supply of therapeutic product to patients at the point of care, to clinical trial design and management.

Metalmarket Investment in Morgenesis LLC

On November 4, 2022, we, Morgenesis and MM OS Holdings, L.P. (“MM”), an affiliate of Metalmark Capital Partners (“Metalmark Capital”), entered into a series of definitive agreements intended to finance, strengthen and expand our POCare Services business.

On November 4, 2022, we entered into a Unit Purchase Agreement with Morgenesis and MM (the “UPA”), pursuant to which MM agreed to purchase 3,019,651 Class A Preferred Units of Morgenesis (the “Class A Units”), which shall represent 22.31% of the outstanding equity interests of Morgenesis following the initial closing, for a purchase price of $30,196,510, comprised of (i) $20,000,000 of cash consideration and (ii) the conversion of $10,196,510 of MM’s then-outstanding senior secured convertible loans previously entered into with MM pursuant to that certain Senior Secured Convertible Loan Agreement, dated as of August 15, 2022, between MM, Morgenesis and us. The investment will be made at a pre-money valuation of $125,000,000, subject to customary adjustments for debt and accounts receivable and an adjustment related to a certain intercompany loan, and is expected to close on or about November 11, 2022. Following the initial closing, we will hold 77.69% of the issued and outstanding equity interests of Morgenesis.

If (a) Morgenesis and its subsidiaries generate Net Revenue (as defined in the UPA) equal to or greater than $30,000,000 during the twelve month period ending December 31, 2022 (the “First Milestone”) and/or equal to or greater than $50,000,000 during the twelve month period ending December 31 2023 (the “Second Milestone”), and (b) our shareholders approve the LLC Agreement Terms (as defined below under “Principal Terms of the LLC Agreement”) on the earlier of (x) the date that is seven (7) months following the initial closing date and (y) the date of our 2023 annual meeting of its shareholders (such stockholder approval hereafter being the “Orgenesis Stockholder Approval” and such Orgenesis Stockholder Approval deadline hereafter being the “Stockholder Approval Deadline”), in accordance with applicable law and in a manner that will ensure that MM is able to exercise its rights under the LLC Agreement (as defined below) without any further action or approval by MM, then MM will pay up to $10,000,000 in cash in exchange for 1,000,000 additional Class A Units if the First Milestone is achieved and $10,000,000 in cash in exchange for 1,000,000 Class B Units Preferred Units of Morgenesis (the “Class B Units”) if the Second Milestone is achieved. Notwithstanding the foregoing, if the First Milestone is not achieved, but Morgenesis and its subsidiaries generate Net Revenue equal or greater to $13,000,000 for the three months ending March 31, 2023, then MM shall make the first $10,000,000 future investment for 1,000,000 Class A Units described above. In the event that we fail to obtain Orgenesis Stockholder Approval by the Stockholder Approval Deadline, we will not be entitled to receive (but MM may, in its sole discretion, elect to make) the first $10,000,000 future investment or the second future $10,000,000 investment.

At any time until the consummation of a Company IPO or Change of Control (in each case, as defined in the LLC Agreement), MM may, in its sole discretion, elect to invest up to an additional $60,000,000 in Morgenesis (any such investment, an “Optional Investment”) in exchange for certain Class C Preferred Units of Morgenesis (the “Class C Units” and, together with the Class A Units and the Class B Units, the “Preferred Units”). $10,000,000 of such Optional Investment shall be to purchase Class C-1 Preferred Units based on an enterprise value of $125,000,000, with such enterprise value adjusted by any net debt as of such time; $25,000,000 of Optional Investment shall be to purchase Class C-2 Preferred Units based on an enterprise value of $156,250,000, with such enterprise value adjusted by any net debt as of such time; and $25,000,000 of Optional Investment shall be to purchase Class C-3 Preferred Units based on an enterprise value of $250,000,000, with such enterprise value adjusted by any net debt as of such time.

The proceeds of the investment will generally be used to fund the activities of Morgenesis and its consolidated subsidiaries. In addition, if, during the twelve month period ending on December 31, 2023, Morgenesis and its subsidiaries generate (i) Net Revenue (as defined in the UPA) equal to or greater than $70,000,000, (ii) Gross Profit (as defined in the UPA) equal to or greater than $35,000,000 and (iii) EBITDA (as defined in the UPA) equal to or greater than $10,000,000, then MM shall make (or cause to be made) a one-time cash payment of $10,000,000 to us upon such payment becoming final and binding pursuant to the UPA (the “Earnout Payment”).

In connection with the entry into the UPA, each of us, Morgenesis and MM entered into the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) providing for certain restrictions on the disposition of Morgenesis securities, the provisions of certain options and rights with respect to the management and operations of Morgenesis, a right for MM to exchange any units of Morgenesis for shares of our common stock and certain other rights and obligations. In addition, MM has been granted certain protective rights in Morgenesis, which are generally summarized in our Form 8-K filed on November 7, 2022.

In connection with the entry into the UPA, each of us and Morgenesis and MM entered into a services agreement (the “Services Agreement”) under which we will provide certain operational services to Morgenesis for an initial term of three years. Also, in connection with the entry into the UPA, each of Morgenesis and Metalmark Management II LLC, an affiliate with Metalmark Capital (“MM Management”), entered into an advisory services and monitoring agreement (the “Monitoring Agreement”) under which MM Management will provide certain analytical and financial and business monitoring services to Morgenesis. Under the Monitoring Agreement, MM Management will be paid a quarterly cash fee equal to 0.25% of the total amount invested by MM in Morgenesis as of the date of any payment and will be entitled to the reimbursement of certain expenses.

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

Developments during the nine months ended September 30, 2022

License and Research Agreement with Yeda Research and Development Company Limited

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

Securities Purchase Agreement

On March 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors, pursuant to which we agreed to issue and sell to the investors, in a private placement, an aggregate of 4,933,333 shares of our Common Stock at a purchase price of $3.00 per share and warrants to purchase up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are not exercisable until after six months and expire three years from the date of issuance. We received gross proceeds of only $2,175,000 before deducting related offering expenses through the final closing on June 30, 2022. We do not expect to receive the remaining $12,625,000 from the defaulting investors. We have issued an aggregate of 724,999 shares of Common Stock and warrants to purchase 146,959 shares of Common Stock pursuant to the Purchase Agreement.

Convertible Loan Agreements

During April and May 2022, we entered into three convertible loan agreements (the “Convertible Loan Agreements”) with three non-U.S. investors (the “Lenders”), pursuant to which the Lenders agreed to loan us an aggregate of $13 million (the “Loan Amount”). Interest is calculated at 6% per annum (based on a 365-day year) and is payable, along with the principal, during or before the third quarter of 2023. At any time prior to or on the maturity date, the Lenders may provide us with written notice to convert all or part of the loans into shares of our Common Stock at a conversion price equal to $4.50 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

In connection with such loans, we agreed to issue the Lenders warrants representing the right to purchase an aggregate of 722,223 shares of our common stock (which is 25% of the shares of our Common Stock into which the loans are initially convertible at the Conversion Price), at an exercise price per share of $4.50 per share. Such warrants will be exercisable at any time beginning six months and one day after the closing date and ending 36 months after such closing date.

We have not yet received $3.85 million under one of the convertible loan agreements, and do not expect to receive any further loan proceeds from such defaulting Lender. Accordingly, 313,888 associated warrants will not be issued.

On October 23, 2022, we entered into a Convertible Loan Extension Agreement with one of the Lenders, which amended a Convertible Loan Agreement for $5,000,000 principal Loan Amount as follows: (i) the interest rate increased from 6% to 10% per annum as of April 21, 2022 on the unconverted and then outstanding loan amount; (ii) the maturity date was extended to January 20, 2024; (iii) we agreed to issue a warrant to the Lender for the right to purchase 1,111,111 shares of Common Stock, at an exercise price per share of $2.50 per share, which is exercisable at any time beginning April 23, 2023 and ending October 23, 2025; and (iv) the Conversion Price was amended to a price per share of $2.50 per share instead of $4.50 per share.

In addition, on October 23, 2022, we entered into a Convertible Loan Extension Agreement with one of the Lenders, which amended a Convertible Loan Agreement for $3,000,000 principal Loan Amount as follows: (i) the interest rate increased from 6% to 10% per annum as of May 19, 2022 on the unconverted and then outstanding loan amount; (ii) the maturity date was extended to February 19, 2024; (iii) we agreed to issue a warrant to the Lender for the right to purchase 666,666 shares of Common Stock, at an exercise price per share of $2.50 per share, which is exercisable at any time beginning April 23, 2023 and ending October 23, 2025; (iv) the prepayment terms were amended to allow the outstanding Loan Amount to be prepaid by the Company at the Lender’s option following any financings by us, and in the event that any of our subsidiaries raises financing, we will make reasonable commercial efforts to ensure the funds are received in order to repay the loan amount; and (v) the Conversion Price was amended to a price per share of $2.50 per share instead of $4.50 per share.

Senior Secured Convertible Loan Agreement

On August 15, 2022, Morgenesis entered into a senior secured convertible loan agreement (the “Agreement”) with MM OS Holdings, L.P., an affiliate with Metalmark Capital Partners (the “Lender”), pursuant to which the Lender agreed to loan Morgenesis $10,000,000 (the “Loan”) at an interest rate of 8.0% paid-in-kind interest per annum (the “PIK Interest”), which shall be capitalized, compounded and added to the unpaid outstanding principal balance of the Loan on the applicable quarterly interest payment date and which, along with the principal (the “Principal Amount,” and, together with the PIK Interest (but excluding any portion of the Loan that has been converted into equity as described below), the “Outstanding Amount”), is scheduled to mature on March 29, 2023 (the “Maturity Date”). If not previously converted, the Outstanding Amount shall be repaid in cash on the Maturity Date. The Loan is secured by a blanket lien on substantially all of the assets of Morgenesis and its domestic subsidiaries, as well as certain assets of Orgenesis (in each case, subject to customary exceptions), and is guaranteed by Orgenesis and all current and future domestic subsidiaries of Morgenesis. The Loan was converted into Class A Units of Morgenesis on November [11], 2023 as further described above under the heading “Metalmarket Investment in Morgenesis LLC.”

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021.

The following table presents our results of operations for the three months ended September 30, 2022 and 2021:

	Three-Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Revenues	$7,841	$7,606
Revenues from related party	147	1,070
Total revenues	7,988	8,676
Cost of revenues, development services and research and development	4,666	10,007
Amortization of intangible assets	225	236
Selling, general and administrative expenses	3,104	6,092
Operating loss	7	7,659
Other income (expense), net	2	(3)
Loss from extinguishment in connection with convertible loan	-	1,865
Financial expenses, net	1,100	545
Share in net loss of associated company	274	18
Loss before income taxes	1,383	10,084
Tax expense	25	67
Net loss	$1,408	$10,151

Revenues

During the three months ended September 30, 2022, we recognized revenue in the amount of $7,988 thousand, as compared to $8,676 thousand during the three months ended September 30, 2021, representing a decrease of 8%. The decrease was attributable mainly to a decline in POC development services as a result of our having completed the majority of performance obligations under the POC development services contracts in 2021. During 2022, we started recognizing revenue from cell processing and recognized $2,432 thousand in the three months ended September 30, 2022.

Expenses

Cost of revenues, development services and research and development

	Three-Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Salaries and related expenses	$2,763	$2,984
Stock-based compensation	118	141
Subcontracting, professional and consulting services	601	3,321
Lab expenses	338	599
Depreciation expenses, net	248	220
Other research and development expenses	618	2,742
Less – grant	(20)	-
Total	$4,666	$10,007

Cost of revenues, development services and research and development for the three months ended September 30, 2022 were $4,666 thousand, as compared to $10,007 thousand for the three months ended September 30, 2021, representing a decrease of 53%. The changes contributing to the decrease during the quarter were mainly attributable to:

● a decrease of $2,720 thousand in subcontracting, professional and consulting service fees. We invested heavily in subcontracting, professional and consulting service fees in previous years and we reduced such expenditure this year; and

● a decrease of $2,124 thousand in other research and development expenses. We invested heavily in other research and development fees in previous years, and we reduced such expenditure in 2022.

Selling, General and Administrative Expenses

	Three-Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Salaries and related expenses	$764	$4,056
Stock-based compensation	76	151
Accounting and legal fees	1,436	660
Professional fees	146	319
Rent and related expenses	60	85
Business development	114	226
Depreciation expenses, net	15	10
Other general and administrative expenses	493	585
Total	$3,104	$6,092

Selling, general and administrative expenses for the three months ended September 30, 2022 were $3,104 thousand, as compared to $6,092 thousand for the three months ended September 30, 2021, representing a decrease of 49%. The decrease in selling, general and administrative expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily attributable to a decrease in salaries and related expenses which was offset by an increase in accounting and legal fees. In the three months ended September 30, 2021 we paid a discretionary bonus to our Chief Executive Officer, and we did not incur such an expense this year. Accounting and legal fees increased in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of accounting and legal expenses incurred as a result of our 2022 financing activities.

Financial Expenses, net

	Three-Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Interest expense on convertible loans and loans	$589	$254
Foreign exchange loss, net	512	291
Other expenses (income)	(1)	-
Total	$1,100	$545

Financial expenses, net for the three months ended September 30, 2022 were $1,100 thousand, as compared to $545 thousand for the three months ended September 30, 2021, representing an increase of 102%. The increase was mainly attributable to an increase of $335 of interest on convertible loans as a result of additional loans raised in 2022 and loans extensions.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021.

The following table presents our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Revenues	$21,117	$25,656
Revenues from related party	1,284	2,954
Total revenue	22,401	28,610
Cost of revenues, development services and research and development	20,932	25,861
Amortization of intangible assets	686	713
Selling, general and administrative expenses	8,758	11,961
Operating loss	7,975	9,925
Other income, net	(6)	(31)
Loss from extinguishment in connection with convertible loan	-	1,865
Financial expenses, net	1,702	1,184
Share in net loss of associated company	1,189	33
Loss before income taxes	10,860	12,976
Tax (income) expense	37	65
Net loss	$10,897	$13,041

Revenues

Our revenues for the nine months ended September 30, 2022 were $22,401 thousand, as compared to $28,610 thousand for the nine months ended September 30, 2021, representing a decrease of 22%. The decrease in revenues for the nine months ended September 30, 2022 was attributable mainly to a decline in POC development services of $11,997 thousand as a result of our having completed the majority of performance obligations under the POC development services contracts in 2021. During the nine months ended September 30, 2022 we recognized revenues of $2,848 thousand under POC cell processing services.

Expenses

Cost of revenues, development services and research and development

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Salaries and related expenses	$9,003	$7,751
Stock-based compensation	441	449
Subcontracting, professional and consulting services	4,027	9,354
Lab expenses	1,657	2,056
Depreciation expenses, net	741	639
Other research and development expenses	5,083	5,612
Less – grant	(20)	-
Total	$20,932	$25,861

Cost of revenues, development services and research and development for the nine months ended September 30, 2022 were $20,932 thousand, as compared to $25,861 thousand for the nine months ended September 30, 2021, representing a decrease of 19%. The decrease was mainly attributable to:

● a decrease of $5,327 thousand and $399 in subcontracting, professional and consulting service fees, and Lab expenses respectively. We invested heavily in these items in previous years, and we reduced such expenditure this year; and

● a decrease of $529 thousand on other research and development expenses as a result of reduced expenditure this year.

● an increase of $1,252 thousand in salaries and related expenses mainly attributable to an increase in salaries and related expenses following the scale-up for increased production;

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Salaries and related expenses	$2,589	$5,479
Stock-based compensation	251	733
Accounting and legal fees	3,355	2,361
Professional fees	650	1,156
Rent and related expenses	170	168
Business development	365	532
Depreciation expenses, net	36	32
Other general and administrative expenses	1,342	1,500
Total	$8,758	$11,961

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $8,758 thousand, as compared to $11,961 thousand for the nine months ended September 30, 2021, representing a decrease of 27%.

The decrease in selling, general and administrative expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily attributable to a decrease in salaries and related expenses and professional fees, which was offset by an increase in accounting and legal fees. In the nine months ended September 30, 2021 we paid a discretionary bonus to our Chief Executive Officer, and we did not incur such an expense this year. Accounting and legal fees increased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of accounting and legal expenses incurred as a result of our 2022 financing activities.

Financial Expenses, net

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Interest expense on convertible loans and loans	$953	$778
Foreign exchange loss, net	743	485
Other expenses (income)	6	(79)
Total	$1,702	$1,184

Financial expenses, net for the nine months ended September 30, 2022 were $1,702 thousand, as compared to $1,184 thousand for the nine months ended September 30, 2021, representing an increase of 44%. The increase was mainly attributable to an increase of $175 thousand of interest on convertible loans as a result of additional loans raised in 2022 and an increase of $258 thousand related to foreign exchange losses.

Working Capital

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Current assets	$31,856	$25,758
Current liabilities	34,168	15,365
Working capital (deficiency)	$(2,312)	$10,393

Current assets increased by $6,098 thousand between December 31, 2021 and September 30, 2022 due mainly to an increase in accounts receivable of $8,499 thousand offset by a decline in cash and cash equivalents and prepaid expenses of $2,458 and $289 thousand respectively.

Current liabilities increased by $18,803 thousand between December 31, 2021 and September 30, 2022 primarily as a result of an increase in accrued expenses of $2,820 thousand and new loans taken in 2022 in the amount of $19,150 thousand less payment of loans in the amount of $2,300 thousand.

Liquidity and Financial Condition

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)

Net loss	$(10,897)	$(13,041)

Net cash used in operating activities	(14,163)	(24,402)
Net cash used in investing activities	(7,458)	(6,644)
Net cash provided by financing activities	20,095	989
Decrease in cash and cash equivalents	$(1,526)	$(30,057)

During the nine months period ended September 30, 2022, we funded our operations from existing funds, and equity and loan financings.

Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $14.2 million, as compared to net cash used in operating activities of approximately $24.4 million for the nine months ended September 30, 2021. The decline was mainly as a result of a loss of $10.9 million for the nine months ended September 30, 2022 compared to a loss of $13.0 million for the nine months ended September 30, 2021, offset by an increase in accounts receivable of $8.5 million for the nine months ended September 30, 2022 compared to an increase of $12.9 million for the nine months ended September 30, 2021, and a decrease in accounts payable of $0.7 million for the nine months ended September 30, 2022 compared to an decrease of $1.9 million for the nine months ended September 30, 2021.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $7.5 million, as compared to net cash used in investing activities of approximately $6.6 million for the nine months ended September 30, 2021. The change was mainly due to loans granted to associated entities and increased investments in OMPULs.

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $20.1 million, as compared to net cash provided by financing activities of approximately $1.0 million for the nine months ended September 30, 2021. The increase was as a result of additional equity and debt financing raised, grants received, less debt repayments.

Liquidity & Capital Resources Outlook

Our activities have been funded by generating revenue, through offerings of our securities, and through convertible loan agreements. There is no assurance that our business will generate sustainable positive cash flows to fund our operations and to repay our outstanding convertible loans when they become due. The proceeds of the Metalmark investment will generally be used to fund the activities of Morgenesis and its consolidated subsidiaries. We will need to raise additional capital in order to fund our other operations and to repay our outstanding convertible loans when they become due .

If there are further increases in operating costs for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, we will need to use mitigating actions such as to seek additional financing, refinance or amend the terms of existing convertible loans or postpone expenses that are not based on firm commitments. In addition, in order to fund our operations until such time that we can generate sustainable positive cash flows, we will need to raise additional funds. Current and projected cash resources and commitments, as well as other factors mentioned above, raise a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations and to repay our outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce expenditures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 9 to the condensed consolidated financial statements in this Report.

Except as described above, we are not involved in any pending material legal proceedings.

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks .

Based on our current operating plan, there is substantial doubt regarding our ability to continue as a going concern.

Without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.

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

There were no repurchases pursuant to the Stock Repurchase Plan during the three months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(10)	Material Contracts
10.1	Convertible Note Extension Agreement, dated July 15, 2022, by and among the Company and J. Ezra Merkin (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 20, 2022).
10.2	Senior Secured Convertible Loan Agreement, dated August 15, 2022, by and among Morgenesis LLC, the Company and MM OS Holdings, L.P. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 17, 2022).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:	/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date:	November 10, 2022

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 10, 2022

