Form 10-Q
period 2023-03-31
Orgenesis Inc.
filed 2023-05-10
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 10, 2023, there were 28,338,501 shares of registrant’s common stock outstanding

ORGENESIS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,674	$5,311
Restricted cash	1,057	1,058
Accounts receivable, net	37,739	36,183
Prepaid expenses and other receivables	5,127	958
Convertible Loan receivables-related parties	2,725	2,688
Inventory	128	120
TOTAL CURRENT ASSETS	49,450	46,318

NON-CURRENT ASSETS:
Deposits	$326	$331
Investments and loans to associates	136	135
Property, plant and equipment, net	21,808	22,834
Intangible assets, net	9,430	9,694
Operating lease right-of-use assets	2,904	2,304
Goodwill	8,069	8,187
Deferred tax	100	103
Other assets	1,044	1,022
TOTAL NON-CURRENT ASSETS	43,817	44,610
TOTAL ASSETS	$93,267	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$4,387	$4,429
Accrued expenses and other payables	2,510	2,578
Income tax payable	438	289
Employees and related payables	1,856	1,860
Advance payments on account of grant	1,590	1,578
Contract liabilities	106	70
Current maturities of finance leases	62	60
Current maturities of operating leases	675	542
Short-term and current maturities of convertible loans	2,314	4,504
TOTAL CURRENT LIABILITIES	13,938	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$2,148	$1,728
Convertible loans	17,290	13,343
Retirement benefits obligation	168	163
Long-term debt and finance leases	79	95
Advance payments on account of grant	70	144
Other long-term liabilities	266	271
TOTAL LONG-TERM LIABILITIES	20,021	15,744
TOTAL LIABILITIES	33,959	31,654

REDEEMABLE NON-CONTROLLING INTEREST	30,305	30,203
EQUITY:
Common stock of $0.0001 par value: Authorized at March 31, 2023 and December 31, 2022: 145,833,334 shares; Issued at March 31, 2023 and December 31, 2022: 28,148,110 and 25,832,322 shares, respectively; Outstanding at March 31, 2023 and December 31, 2022: 27,861,543 and 25,545,755 shares, respectively.	3	3
Additional paid-in capital	154,691	150,355
Accumulated other comprehensive income	(311)	(270)
Treasury stock, 286,567 shares as of March 31, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(125,450)	(121,261)
Equity attributable to Orgenesis Inc.	27,667	27,561
Non-controlling interest	1,336	1,510
TOTAL EQUITY	29,003	29,071
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY	$93,267	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$7,044	$6,577
Revenue from related party	-	635
Total revenues	7,044	7,212
Cost of revenues	2,722	714
Gross profit	4,322	6,498
Cost of development services and research and development expenses	3,281	6,651
Amortization of intangible assets	207	232
Selling, general and administrative expenses	4,039	2,851
Operating loss	3,205	3,236
Other income, net	(2)	-
Loss from extinguishment in connection with convertible loan	283	-
Financial expenses, net	644	213
Share in net loss of associated companies	2	547
Loss before income taxes	4,132	3,996
Tax expense	129	1
Net loss	4,261	3,997
Net income (loss) attributable to non-controlling interests (including redeemable)	(72)	12
Net loss attributable to Orgenesis Inc.	4,189	4,009

Loss per share:
Basic and diluted	$0.16	$0.16

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	26,246,924	24,600,954

Comprehensive loss:
Net loss	$4,261	$3,997
Other Comprehensive loss – Translation adjustment	41	151
Comprehensive loss	4,302	4,148
Comprehensive income (loss) attributed to non-controlling interests	(72)	12
Comprehensive loss attributed to Orgenesis Inc.	$4,230	$4,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Treasury Shares	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the three months ended March 31, 2023:
Stock-based compensation to employees and directors	-	-	143	-	-	-	143	-	143
Stock-based compensation to service providers	-	-	16	-	-	-	16	-	16
Issuance of shares and warrants	1,947,368	*	3,441	-	-	-	3,441	-	3,441
Issuance of Shares due to exercise of warrants	368,420	*	-	-	-	-	*	-	*
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Comprehensive loss for the period	-	-	-	(41)	-	(4,189)	(4,230)	(174)	(4,404)
Balance at March 31, 2023	27,861,543	$3	$154,691	$(311)	$(1,266)	$(125,450)	$27,667	$1,336	$29,003

*	Represents an amount lower than $1 thousand

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,261)	$(3,997)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	159	268
Share in loss of associated entities, net	2	547
Depreciation and amortization expenses	578	474
Effect of exchange differences on inter-company balances	191	2
Net changes in operating leases	(47)	(1)
Change in interest expenses accrued on loans and convertible loans	(311)	147
Loss from extinguishment in connection with convertible loan restructuring	283	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,613)	(1,917)
Decrease (increase) in inventory	(10)	4
Decrease in other assets	2	2
Decrease (increase) in prepaid expenses and other accounts receivable	(2,183)	340
Increase (decrease) in accounts payable	(59)	554
Increase in accrued expenses and other payables	69	468
Increase in employee and related payables	2	138
Increase in contract liabilities	36	10
Change in advance payments and receivables on account of grant, net	(81)	169
Increase in deferred taxes liability	3	-
Net cash used in operating activities	$(7,240)	$(2,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	138
Increase in loans to associated entities	-	(1,549)
Purchase of property and equipment	(1,285)	(902)
Cash acquired from acquisition of Mida	-	702
Investment in long-term deposits	(22)	(2)
Net cash used in investing activities	$(1,307)	$(1,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants (in 2022 due to exercise of options) net of transaction costs	3,441	6
Proceeds from issuance of convertible loans	5,485	-
Repayment of convertible loans and convertible bonds	(3,000)	-
Repayment of short and long-term debt	(16)	(5)
Net cash provided by financing activities	$5,910	$1

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(2,637)	$(4,404)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)	43

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,369	5,974

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,731	$1,613

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	753	-
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(141)
Issuance of common stock for the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	$287	$-

CASH PAID DURING THE YEAR FOR:
Interest	$785	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

POCare Services

The Company’s subsidiary Morgenesis LLC (“Morgenesis”) is responsible for most of the Company’s POCare services platform. The POCare Services platform is utilized by parties such as biotech companies and hospitals for the supply of their products. Morgenesis services include adapting the process to the platform and supplying the products, or POCare Services. These are services for third party companies and for CGT’s that are not necessarily based on the Company’s POCare Therapies. POCare services that the Company and its affiliated entities perform include:

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

POCare Services Operations via Subsidiaries

The Company currently conducts its core business operations itself and through its subsidiary Morgenesis (of which the Company currently owns 76.9%) and the following Morgenesis’ subsidiaries which are all wholly owned except as otherwise stated below (collectively, the “Subsidiaries”).

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.
●	Tissue Genesis International LLC, a Texas company currently focused on development of the Company’s technologies and therapies.
●	Orgenesis Services SRL, which is currently focused on expanding the Company’s POCare Network in Belgium.
●	Orgenesis Germany GmbH, which is currently focused on providing CRO services to the POCare Network.
●	Orgenesis Korea Co. Ltd., which is a provider of cell-processing and pre-clinical services in Korea. The Company owns 94.12% of the Korean Subsidiary.
●	Orgenesis Biotech Israel Ltd., which is a provider of process development and cell-processing services in Israel.
●	Orgenesis Australia PTY LTD, which was transferred to Morgenesis in January 2023 and is currently focused on the development of the Company’s POC Network in Australia.
●	Theracell Laboratories private company, a Greek company currently focused on expanding the Company’s POCare Network.
●	ORGS POC CA Inc, incorporated in 2023, which is currently focussed on expanding the Company’s POCare Network in California.

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

The Company’s therapies development subsidiaries are:

●	Koligo Therapeutics, Inc., a Kentucky corporation, which is a regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercializing its metabolic pipeline via the POCare Network throughout the United States and in international markets.

●	Orgenesis CA, Inc. a Delaware corporation, which is currently focused on development of technologies and therapies in California.

●	Orgenesis Belgium SRL which is currently focused on product development. Since its incorporation, the subsidiary been awarded grants in excess of 18 million Euro from the Walloon region for several projects (DGO6 grants).

●	Orgenesis Switzerland Sarl, which is currently focused on providing group management services.

●	MIDA Biotech BV, which is currently focused on research and development activities, was granted a 4 million Euro grant under the European Innovation Council Pathfinder Challenge Program which supports cutting-edge science and technology. The grant is for technologies enabling the production of autologous induced pluripotent stem cells (iPSCs) using microfluidic technologies and artificial intelligence (AI).

●	Orgenesis Italy SRL which is currently focused on R&D activities.

●	Orgenesis Ltd., an Israeli subsidiary which is focused on R&D and a provider of R&D management services for out licenced products. Israel as a hub for biotech research and pioneers in this field.

●	Orgenesis Austria GmbH which is focused on R&D.

b.	Liquidity

Through March 31, 2023, the Company had an accumulated deficit of $125 million. For the three months ended March 31, 2023 the Company incurred negative cashflows from operating activities of $7.2 million. The Company’s activities have been funded primarily by generating revenue, offerings of the Company’s securities and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

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

Current and projected cash resources and commitments, as well as the other factors mentioned above, raise a substantial doubt about the Company’s ability to continue as a going concern to meet the Company’s current operations for the next 12 months. Management plans include raising additional capital to fund the Company’s operations and to repay the Company’s outstanding loans when they become due, as well as exploring additional avenues to increase revenue and reduce capital expenditures. If the Company is unable to raise sufficient additional capital or meet revenue targets, it may have to curtail certain activities.

The estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

NOTE 2 – BASIS OF PRESENTATION

a.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of the Company. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2023. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2022, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included in this Quarterly Report on Form 10-Q.

b.	Significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Use of Estimates in the Preparation of Financial Statements

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses and determining whether an acquisition is a business combination or a purchase of asset. Actual results could differ from those estimates.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for Smaller Reporting Companies (SRCs, as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations.

NOTE 3 – SEGMENT INFORMATION

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark”) in the Company in November 2022 (“the Metalmark Investment”), the Company separated its operations into two operating segments: operations of Morgenesis (the “Morgenesis” segment) and therapies related activities (the “Therapies” segment). Prior to that, the Company conducted all its operations as one segment. The Morgenesis operations segment includes mainly POCare Services, while the therapies related segment includes the Company’s therapeutic development operations.

Because the Company conducted all its operations as one segment prior to the Metalmark Investment, the above changes were reflected through retroactive revision of prior period segment information based on the subsidiaries that were transferred to Morgenesis. Certain activities of these subsidiaries have changed after they were transferred to Morgenesis operations segment.

The Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the two identified reportable segments to make decisions about resources to be allocated to the segments and assess their performance.

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the three months ended March 31, 2023 is as follows:

	Morgenesis	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$6,914	$130	$-	$7,044
Cost of revenues*	(2,308)	(178)	-	(2,486)
Gross profit	4,606	(48)	-	4,558
Cost of development services and research and development expenses*	(2,081)	(1,076)	-	(3,157)
Operating expenses*	(1,714)	(2,314)	-	(4,028)
Other income, net	2	-	-	2
Depreciation and amortization	(385)	(193)	-	(578)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(266)	(378)	-	(644)
Share in net income of associated companies	-	(2)	-	(2)
Income (loss) before income taxes	$162	$(4,294)	$-	$(4,132)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended March 31, 2022 is as follows:

	Morgenesis	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$6,343	1,942	$(1,708)	$6,577
Revenues from related party	635	-	-	635
Total revenues	6,978	1,942	(1,708)	7,212
Cost of revenues*	(350)	(289)	-	(639)
Gross profit	6,628	1,653	(1,708)	6,573
Cost of development services and research and development expenses*	(3,476)	(4,445)	1,428	(6,493)
Operating expenses*	(709)	(2,413)	280	(2,842)
Depreciation and amortization	(190)	(284)	-	(474)
Financial Expenses, net	(551)	338	-	(213)
Share in net income of associated companies	1	(548)	-	(547)
Income (loss) before income taxes	$1,703	$(5,699)	$-	$(3,996)

*	Excluding Depreciation, amortization expenses

NOTE 4 – EQUITY

On February 23, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchaser”) relating to the issuance and sale of 1,947,368 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”), and warrants to purchase up to 973,684 shares of Common Stock (the “Warrants”) at a purchase price of $1.90 per share of Common Stock and accompanying Warrants in a registered direct offering (the “Offering”). The Offering closed on February 27, 2023 (the “Closing Date”).

The Warrants have an exercise price of $1.90 per share, are exercisable immediately and will expire five years following the date of issuance. The Warrants have an alternate cashless exercise option (beginning on or after the earlier of (a) the thirty-day anniversary of the date of the Purchase Agreement and (b) the date on which the aggregate composite trading volume of Common Stock following the public announcement of the pricing terms exceeds 13,600,000 shares), to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y) 1.0. The aggregate gross proceeds to the Company from the Offering was $3.7 million, before deducting placement agent cash fees equal to 7.0% of the gross proceeds received and other expenses from the Offering payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes, including the Company’s therapy related activities.

As of May 10, 2023, 845,378 warrants were exercised.

NOTE 5 – CONVERTIBLE LOANS

New convertible loans

On January 10, 2023 (the “Effective Date”), the Company entered into the following agreements: (i) a convertible loan agreement (the “NewTech Convertible Loan Agreement”) with NewTech Investment Holdings, LLC (the “NewTech Lender”), pursuant to which the NewTech Lender loaned the Company $4,000,000 (the “NewTech Loan Amount”), and (ii) a convertible loan agreement (the “Malik Convertible Loan Agreement”, together with the NewTech Convertible Loan Agreement, the “Convertible Loan Agreements”) with Ariel Malik (the “Malik Lender”, together with the NewTech Lender, the “Lenders”), pursuant to which the Malik Lender loaned the Company $1,000,000 (the “Malik Loan Amount”, together with the NewTech Loan Amount, the “Loan Amount”).

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

At any time prior to or on the Maturity Date, any Lender may provide the Company with written notice to convert all or part of the Outstanding Amount into shares of our Common Stock equal to the quotient obtained by dividing (x) the Outstanding Amount by (y) a price equal to $2.464 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

The Convertible Loan Agreements contain customary affirmative and negative covenants, including a minimum share reserve, transactions with affiliates, and restrictions on the incurrence of additional debt. Each Lender’s obligation to fund its respective Loan Amount is subject to customary closing conditions and deliverables.

Under the terms of the Convertible Loan Agreements, the Company will use the proceeds from the Loan Amount to (i) redeem the loan amount from the previously disclosed Convertible Loan Agreement, dated as of May 19, 2022 between Orgenesis and Ricky Steven Neumann, as amended by the previously disclosed certain Convertible Loan Extension Agreement, dated as of October 23, 2022, by and between Orgenesis and Ricky Steven Neumann, and (ii) for general corporate purposes. Pursuant to the terms, the Company repaid said loan upon receipt of the Loan Amount. The use of proceeds from any Additional Loan Amount (as defined in the Convertible Loan Agreements) will be to redeem existing indebtedness; provided, that $3,000,000 of the Additional Loan Amount may be used for general corporate purposes.

In connection with such loan, the Company agreed to issue the NewTech Lender warrants representing the right to purchase 405,844 shares of Common Stock, at an exercise price of $2.50 per share and the Malik Lender warrants representing the right to purchase 101,461 shares of Common Stock, at an exercise price of $2.50 per share. Such Warrants will be exercisable at any time beginning six months and one day after closing and ending 36 months after the closing date.

Koligo convertible loan

On March 27, 2023, the Company’s subsidiary Koligo Therapeutics Inc. (“Borrower”), entered into a convertible loan agreement (the “Convertible Loan Agreement”) with Yehuda Nir (the “Lender,” and together with the Borrower, the “Parties”), pursuant to which the Lender agreed to loan the Borrower up to $5,000,000 (the “Loan Amount”). Interest is calculated at 8% per annum (based on a 365-day year) and is payable, along with the principal, on or before January 1, 2024 (the “Maturity Date”). The Maturity Date may be extended by the Lender in the Lender’s sole and absolute discretion and any such extension(s) shall be in writing signed by the Parties. The Loan Amount may be prepaid by the Borrower in whole or in part at any time with the prior written approval of the Lender.

If prior to December 31, 2023, the Borrower issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Borrower of at least $5,000,000 (excluding conversion of the Loan Amount) (a “Qualified Financing”), then the outstanding principal amount of the Loan Amount, and any and all accrued but unpaid interest thereon (collectively, the “Outstanding Amount”), will automatically convert into such Equity Securities issued pursuant to the Qualified Financing at a price per share equal to fifty percent (50%) of the price per share paid for each share of the Equity Securities purchased for cash by the investors in the Qualified Financing (the “Mandatory Conversion”). The per share price for the Mandatory Conversion shall be calculated on a fully diluted basis (including equity underlying all outstanding options, warrants, and other convertible securities, but excluding the Equity Securities issuable upon the Mandatory Conversion).

The Parties agreed that the Lender shall have the option to assign $1,500,000 of the Loan Amount due to the Lender under that certain convertible loan agreement between the Lender and the Company dated April 21, 2022, as amended, (collectively the “Original Loan”), to the Borrower (the “Loan Assignment”). The terms of the Loan Assignment will be the same as under the Original Loan, including a maturity date of January 31, 2026 and an annual interest rate of 10%. The Loan Assignment will be subject to the Mandatory Conversion as described above. As of the date of the issue of these financial statements, said assignment did not occur.

Under the terms of the Convertible Loan Agreement, the Borrower agreed to use the Loan Amount to fund working capital and ongoing operations and for no other purposes unless the Lender agrees in writing. As of March 31, 2023, Koligo received $485 thousand under the Convertible Loan Agreement.

Extension of existing loan agreements

On January 12, 2023, the Company entered into (i) a Convertible Credit Line and Unsecured Convertible Note Extension #2 Agreement with Yosef Dotan (the “Dotan Extension Agreement”), (ii) a Convertible Credit Line Extension Agreement with Aharon Lukach (the “Lukach Extension Agreement”) and (iii) a Convertible Loans and Unsecured Convertible Notes Extension #2 Agreement with Yehuda Nir (the “Nir Extension Agreement”), each which extended the maturity date of the convertible loans under their respective loan agreements (as described below) to January 31, 2026. The aggregate principal amount of loans extended was $12 million and the interest rate on the extended loans varied between 2% and 10%. In consideration for the extensions, (i) the interest rate on such principal amount of such loans was increased to 10% per annum commencing on February 1, 2023 (except for the Nir Convertible Loan Agreement dated as of April 12, 2022, which already had a 10% per annum interest rate), (ii) the conversion price of the loans was reduced from $7.00 to $2.50 (except for the Nir Convertible Loan Agreement dated as of April 12, 2022, which already had a $2.50 conversion price), (iii) the exercise price of the warrants issuable upon conversion of the 2% Notes and the Nir Convertible Loan Agreement dated as of May 17, 2019 was reduced to $2.50 per share and the term of such warrants was extended to January 31, 2026.

The Dotan Extension Agreement related to a Convertible Credit Line Agreement dated as of October 3, 2019, as amended, of which $750,000 principal amount plus interest is outstanding, and 2% Notes purchased from the Company on November 3, 2018, of which $250,000 principal amount plus interest is outstanding. Based on its analysis, the Company concluded that the change in terms referred to Convertible Credit Line Agreement and the 2% Notes should be accounted for as a modification and an extinguishment respectively.

The Lukach Extension Agreement related to a Convertible Credit Line Agreement dated as of October 3, 2019, as amended, of which $750,000 principal amount plus interest is outstanding. Based on its analysis, the Company concluded that the change in terms referred to above should be accounted for as a modification.

The Nir Extension Agreement related to 2% Notes purchased from the Company on November 3, 2018, as amended, of which $500,000 principal amount plus interest is outstanding, a Convertible Loan Agreement dated as of May 17, 2019, of which $5,000,000 principal amount plus interest is outstanding, and a Convertible Loan Agreement dated as of April 12, 2022, as amended, of which $5,000,000 principal amount plus interest is outstanding. Based on its analysis, the Company concluded that the change in terms referred to the 2% Notes and Convertible Loan Agreement should be accounted for as an extinguishment and a modification respectively.

NOTE 6 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$4,189	$4,009
Weighted average number of common shares outstanding	26,246,924	24,600,954
Net loss per share	$0.16	$0.16

For the three months ended March 31, 2023 and March 31, 2022, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 8,390,035 shares underlying outstanding options and warrants and 6,987,879 shares upon conversion of convertible loans for the three months ended March 31, 2023, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 6,382,782 shares underlying outstanding options and warrants and 1,539,356 shares upon conversion of convertible loans for the three months ended March 31, 2022, because the effect of their inclusion in the computation would be antidilutive.

NOTE 7 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenue stream:
POCare development services	$-	$6,324
Cell process development services and hospital services	2,308	888
POCare cell processing	4,736	-
Total	$7,044	$7,212

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenue earned:
Customer A (United States)	$3,605	$1,226
Customer B (Greece)	$2,022	$661
Customer C (United States)	$750	$-
Customer D (Korea)	$-	$2,683
Customer E (United Arab Emirates)	$-	$1,067

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Balance as of beginning of period	$36,183	$15,245
Elimination of acquisition receivables	-	(1,337)
Additions	7,057	7,249
Collections	(5,454)	(4,042)
Exchange rate differences	(47)	(40)
Balance as of end of period	$37,739	$17,075

* The activity of the related party included in the trade receivables activity above is comprised of:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Balance as of beginning of period	$-	$1,972
Additions	-	635
Collections	-	(1,069)
Balance as of end of period	$-	$1,538

The activity for contract liabilities is comprised of:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Balance as of beginning of period	$70	$59
Additions	36	11
Balance as of end of period	$106	$70

NOTE 8 – OTHER SIGNIFICANT TRANSACTIONS DURING THE PERIOD

During the three months ended March 31, 2023, the Company entered into updated joint venture (JV) agreements (JVAs) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to the Company. Texas AT will receive the Company’s option to require the incorporation of the JV Entity, Company’s share in the JV Entity if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. The Company has retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. Pursuant to the JVAs, the Company will no longer be entitled to the additional share of fifteen percent of the JVE’s GAAP profit after tax granted as per the previous version of the JVAs. The Company also has no further obligation to provide any additional funding to the JV entities. As of March 31, 2023, no JV entities were incorporated as per the JVAs.

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

NOTE 10 – SUBSEQUENT EVENTS

On May 5, 2023, the Company, Morgenesis and MM OS Holdings, L.P. (“MM”), an affiliate of Metalmark, entered into Amendment No. 1 (the “Amendment”) to the Unit Purchase Agreement dated November 4, 2022 (the “UPA”). Pursuant to the Amendment, MM agreed to pay $5,000,000 in cash in exchange for 500,000 Class A Preferred Units of Morgenesis to support the continued expansion of Orgenesis’ POCare Services business (the “Subsequent Investment”). The investment amount of the First Future Investment (as defined in the UPA) will be reduced by the amount of the Subsequent Investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Other factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries, Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Services SRL, a Belgian-based entity (“Orgenesis Services SRL”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland LLC (formerly Orgenesis Maryland Inc.), a Maryland limited liability company (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc., a Kentucky corporation (“Koligo”); Tissue Genesis International LLC (“Tissue Genesis”) a Texas limited liability company; Orgenesis Germany GmbH (the “German Subsidiary”); Orgenesis CA, Inc. (the “California Subsidiary”); Mida Biotech BV (the “Dutch Subsidiary”) which was purchased in 2022; Orgenesis Australia PTY LTD (the “Australian Subsidiary”); Orgenesis Italy SRL (the “Italian Subsidiary”), Theracell Laboratories Private Company (“Theracell Laboratories”), a Greek company, Orgenesis Austria GmbH, an Austrian company; ORGS POC CA Inc, a Delaware company incorporated in 2023; and Morgenesis LLC, a Delaware limited liability company (“Morgenesis”).

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

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark”) in November 2022, we separated our operations into two operating segments namely 1) Morgenesis and 2) Therapies. Prior to that, we conducted all of our operations as one single segment. The Morgenesis operations includes mainly POCare Services and include the results of the subsidiaries transferred to Morgenesis. The Therapies segment includes our therapeutic development operations. The segment information presented in note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflects the results of the subsidiaries that were transferred to Morgenesis.

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

Significant developments during the quarter ended March 31, 2023

On January 10, 2023 (“Effective date”), we entered into convertible loan agreements (the “CLAs”) with lenders pursuant to which we received convertible loans totaling $5 million. Interest on the CLAs is calculated at 8% per annum (based on a 365-day year); provided, that if an Event of Default (as defined in the Convertible Loan Agreements) has occurred and is continuing, the Outstanding Amount (as defined herein) will be calculated at 15.0% per annum. The Loan Amount and all accrued but unpaid interest thereon (collectively, the “Outstanding Amount”) shall either (i) be repaid in cash or (ii) convert to shares of our common stock, par value $0.0001 per share (“Common Stock”), on the third anniversary of the Effective Date (the “Maturity Date”). At any time prior to or on the Maturity Date, Lender may provide us with written notice to convert all or part of the Outstanding Amount into shares of our Common Stock equal to the quotient obtained by dividing (x) the Outstanding Amount by (y) a price equal to $2.464 per share (subject to adjustment for certain capital events, such as stock splits) (the “Conversion Price”).

Under the terms of the CLAs, we may use the proceeds from the Loan Amount to (i) redeem the loan amount from the previously disclosed Convertible Loan Agreement, dated as of May 19, 2022 between Orgenesis and Ricky Steven Neumann, as amended by the previously disclosed certain Convertible Loan Extension Agreement, dated as of October 23, 2022, by and between Orgenesis and Ricky Steven Neumann, and (ii) for general corporate purposes. Pursuant to the terms, we repaid said loan upon receipt of the Loan Amount. In connection with the CLAs, we agreed to issue Lender warrants representing the right to purchase 507,305 shares of our Common Stock, at an exercise price of $2.50 per share.

On February 23, 2023, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of 1,947,368 shares of common stock, par value $0.0001 per share and warrants to purchase up to 973,684 shares of Common Stock at a purchase price of $1.90 per share of Common Stock and accompanying Warrants in a registered direct offering. The offering closed on February 27, 2023 and the Company received approximately $3.7 million, before deducting the placement agent’s cash fee equal to 7% of the proceeds. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes, including the Company’s therapy related activities. The offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-254806), as previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) on April 7, 2021, a base prospectus included as part of the registration statement, and a final prospectus supplement filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On March 27, 2023, our subsidiary Koligo Therapeutics Inc. (“Borrower”), entered into a convertible loan agreement (the “Convertible Loan Agreement”) with Yehuda Nir (the “Lender,”), pursuant to which the Lender agreed to loan the Borrower up to $5,000,000 (the “Loan Amount”). Interest is calculated at 8% per annum (based on a 365-day year) and is payable, along with the principal, on or before January 1, 2024.

If prior to December 31, 2023, the Borrower issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Borrower of at least $5,000,000 (excluding conversion of the Loan Amount) (a “Qualified Financing”), then the outstanding principal amount of the Loan Amount, and any and all accrued but unpaid interest thereon, will automatically convert into such Equity Securities issued pursuant to the Qualified Financing at a price per share equal to fifty percent (50%) of the price per share paid for each share of the Equity Securities purchased for cash by the investors in the Qualified Financing.

As of March 31, 2023, we borrowed $485 thousand of the Convertible Loan Agreement.

During the three months ended March 31, 2023, we entered into updated joint venture (JV) agreements (the “JVAs”) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to us. Texas AT will receive our option to require the incorporation of the JV Entity, our share in the JV Entity if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. We have retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. We have no further obligation to provide any additional funding to the JV entities. As of March 31, 2023, no JV entities were incorporated as per the JVAs.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table presents our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenues	$7,044	$6,577
Revenues from related party	-	635
Total revenues	7,044	7,212
Cost of revenues	2,722	714
Gross profit	4,322	6,498
Cost of development services and research and development expenses	3,281	6,651
Amortization of intangible assets	207	232
Selling, general and administrative expenses	4,039	2,851
Operating loss	3,205	3,236
Other income, net	(2)	-
Loss from extinguishment in connection with convertible loan	283	-
Financial expenses, net	644	213
Share in net loss of associated entities	2	547
Loss before income taxes	4,132	3,996
Tax expense	129	1
Net loss	$4,261	$3,997

Revenues

Revenues for the three months ended March 31, 2023 were $7,044 thousand, as compared to $7,212 thousand for the three months ended March 31, 2022, representing a decrease of 2%.

This was mainly attributable to:

●	An increase in POC cell processing in the amount of $4,736 thousand as a result of new signed cell processing contracts.
●	An increase in cell process development and hospital services revenue in the amount of $1,420 thousand, offset by a decline in POC development services of $6,324 thousand. This is a result of progression in our revenue model, where, following the completion of POCare development services performance obligations, we entered into cell processing agreements with certain customers. The third-party customers now retain the ownership of any intellectual property created. We have completed the performance obligations under all of the POCare development services contracts concluded in prior years.

Expenses

Cost of revenues

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Salaries and related expenses	$1,113	$329
Stock-based compensation	2	13
Professional fees and consulting services	807	22
Raw materials	228	30
Depreciation expenses, net	236	75
Other expenses	336	245
Total	$2,722	$714

Cost of revenues for the three months ended March 31, 2023 were $2,722 thousand, as compared to $714 thousand for the three months ended March 31, 2022, representing an increase of 281%. The increase was due to increased costs including additional salaries, professional fees, raw materials and depreciation expenses incurred as a result of increased process development and cell processing revenues.

Cost of development services and research and development expenses

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Salaries and related expenses	$1,628	$2,849
Stock-based compensation	84	159
Professional fees and consulting services	796	1,726
Lab expenses	176	582
Depreciation expenses, net	124	158
Other research and development expenses	554	1,177
Less – grant	(81)	-
Total	$3,281	$6,651

Cost of development services and research and development for the three months ended March 31, 2023 were $3,281 thousand, as compared to $6,651 thousand for the three months ended March 31, 2022, representing a decrease of 51%.

The decrease is mainly attributable to a reduction in salaries and related expenses, professional fees and lab expenses in the Morgenesis segment as a result of a reduction in research and development spending, and to a reduction of professional fees and Other research and development expenses in the Therapies segment.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Salaries and related expenses	$1,173	$900
Stock-based compensation	73	94
Accounting and legal fees	1,550	910
Professional fees	361	260
Rent and related expenses	66	54
Business development	210	121
Depreciation expenses, net	11	9
Other general and administrative expenses	595	503
Total	$4,039	$2,851

Selling, general and administrative expenses for the three months ended March 31, 2023 were $4,039 thousand, as compared to $2,851 thousand for the three months ended March 31, 2022, representing an increase of 42%. The increase was mainly attributable to increased salaries and related expenses and professional fees in the Morgenesis segment as this segment expands its operations, and an increase in accounting and legal fees incurred as a result of the fundraising activities that occurred in the three months ended March 31, 2023.

Financial Expenses, net

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Interest expense on convertible loans and loans	$495	$125
Foreign exchange loss, net	148	82
Other expense	1	6
Total	$644	$213

Financial expenses, net for the three months ended March 31, 2023 were $644 thousand, as compared to $213 thousand for the three months ended March 31, 2022, representing an increase of 202%. The increase was mainly attributable to increased interest rates incurred on convertible loans, and more convertible loan financing raised.

Working Capital

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Current assets	$49,450	$46,318
Current liabilities	13,938	15,910
Working capital	$35,512	$30,408

Current assets increased by $3,132 thousand between December 31, 2022 and March 31, 2023. The increase was mainly attributable to an increase in accounts receivable of $1,556 thousand as a result of increased revenues and delayed customer payments, an increase of $4,169 in prepaid expenses mainly as a result of prepayments on development contracts, offset by a decline in cash and cash equivalents of $2,637 thousand .

Current liabilities decreased by $1,972 thousand between December 31, 2022 and March 31, 2023. The decrease was mainly attributable to a decrease in short term and current maturities of convertible loans in the amount of $2,190. We repaid a convertible loan in the three months ended March 31, 2023 and also agreed with certain loan holders to extend the maturity period to January 2026 (see Note 5).

Liquidity and Financial Condition

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)

Net loss	$(4,261)	$(3,997)

Net cash used in operating activities	(7,240)	(2,792)
Net cash used in investing activities	(1,307)	(1,613)
Net cash provided by financing activities	5,910	1

Decrease in cash and cash equivalents	$(2,637)	$(4,404)

During the quarter ended March 31, 2023, we funded our operations from operations as well as from proceeds raised from equity and debt offerings.

Net cash used in operating activities for the three months ended March 31, 2023 was approximately $7,240 thousand, as compared to net cash used in operating activities of approximately $2,792 thousand for the three months ended March 31, 2022. The decline was mainly as a result of:

●	a loss of $4,261 thousand for the three months ended March 31, 2023 compared to a loss of $3,997 thousand for the three months ended March 31, 2022;
●	an increase of $458 thousand in interest expenses accrued on convertible loans as a result of increased interest rates and new loan agreements entered into;
●	an increase in prepaid expenses of $2,523 thousand as explained above; and
●	a reduction in our share of losses in associated entities in the amount of $545 thousand. In December 2022 we gained control of Theracell Laboratories which was previously accounted for as an associated company.

Net cash used in investing activities for the three months ended March 31, 2023 was approximately $1,307 thousand, as compared to net cash used in investing activities of approximately $1,613 thousand for the three months ended March 31, 2022. The change was mainly as a result of a decline in loans granted to associated companies in the amount of $1,549 thousand and additional purchases of property, plants and equipment of $383 thousand used in our POCare facilities.

Net cash provided by financing activities for the three months ended March 31, 2023 was approximately $5,910 thousand, as compared to net cash provided by financing activities of approximately $1 thousand for the three months ended March 31, 2022. The increase was mainly attributable to:

●	proceeds raised from equity investments in the amount of $3,441 thousand (see Note 4).
●	proceeds raised from loans in the amount of $5,485 thousand (see Note 5).
●	Repayment of convertible loan in the amount of $3,000 thousand (see Note 5).

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 9 to the condensed consolidated financial statements in this Report.

Except as described above, we are not involved in any pending material legal proceedings.

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 22, 2023, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
4.1	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)
4.2	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)
10.1	Convertible Loan Agreement, dated January 10, 2023, by and among the Company and NewTech Investment Holdings, LLC (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)
10.2	Convertible Loan Agreement, dated January 10, 2023, by and among the Company and Ariel Malik (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)
10.3	Convertible Credit Line and Unsecured Convertible Note Extension #2 Agreement, dated as of January 12, 2023, by and between the Company and Yosef Dotan (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 18, 2023)
10.4	Convertible Credit Line Extension Agreement, dated as of January 12, 2023, by and between the Company and Aharon Lukach (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 18, 2023)
10.5	Convertible Loans and Unsecured Convertible Notes Extension #2 Agreement, dated as of January 12, 2023, by and between the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 18, 2023)
10.6	Securities Purchase Agreement between the Company and the investor named therein, dated February 23, 2023 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)
10.7	Placement Agency Agreement between the Company and Joseph Gunnar & Co., LLC (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)
10.8	Convertible Loan Agreement, dated March 27, 2023, by and among the Borrower and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on March 31, 2023)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date:	May 10, 2023

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 10, 2023

