Form 10-Q
period 2023-06-30
Orgenesis Inc.
filed 2023-08-10
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 10, 2023, there were 28,466,807 shares of registrant’s common stock outstanding.

ORGENESIS INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Assets

CURRENT ASSETS:
Cash and cash equivalents	$180	$5,311
Restricted cash	1,047	1,058
Accounts receivable, net	6	36,183
Prepaid expenses and other receivables	4,300	958
Receivables from related parties	966	-
Convertible loan to related party	2,762	2,688
Inventory	34	120
Total current assets	9,295	46,318

NON-CURRENT ASSETS:
Deposits	$47	$331
Equity investees	31,484	39
Loans to associates	97	96
Property, plant and equipment, net	1,249	22,834
Intangible assets, net	7,681	9,694
Operating lease right-of-use assets	494	2,304
Goodwill	3,703	8,187
Deferred tax	-	103
Other assets	717	1,022
Total non-current assets	45,472	44,610
TOTAL ASSETS	$54,767	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$3,826	$4,429
Accounts payable related parties	133	-
Accrued expenses and other payables	2,235	2,578
Income tax payable	520	289
Employees and related payables	901	1,860
Other payables related parties	999	-
Advance payments on account of grant	1,481	1,578
Contract liabilities	-	70
Current maturities of finance leases	18	60
Current maturities of operating leases	254	542
Short-term and current maturities of convertible loans	2,344	4,504
Total current liabilities	12,711	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$184	$1,728
Convertible loans	17,834	13,343
Retirement benefits obligation	-	163
Long-term debt and finance leases	13	95
Advance payments on account of grant	-	144
Other long-term liabilities	60	271
Total long-term liabilities	18,091	15,744
TOTAL LIABILITIES	30,802	31,654

REDEEMABLE NON-CONTROLLING INTEREST	$-	$30,203

EQUITY:
Common stock of $0.0001 par value: Authorized at June 30, 2023 and December 31, 2022: 145,833,334 shares; Issued at June 30, 2023 and December 31, 2022: 28,753,374 and 25,832,322 shares, respectively; Outstanding at June 30, 2023 and December 31, 2022: 28,466,807 and 25,545,755 shares, respectively	3	3
Additional paid-in capital	154,743	150,355
Accumulated other comprehensive (income) loss	62	(270)
Treasury stock 286,567 shares as of June 30, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(129,577)	(121,261)
Equity attributable to Orgenesis Inc.	23,965	27,561
Non-controlling interest	-	1,510
Total equity	23,965	29,071
TOTAL LIABILITIES REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY	$54,767	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$6,975	$6,699	$14,019	$13,276
Revenues from related party	-	502	-	1,137
Total revenues	6,975	7,201	14,019	14,413
Cost of revenues	3,232	1,063	5,954	1,777
Gross profit	3,743	6,138	8,065	12,636
Cost of development services and research and development expenses	3,527	7,838	6,808	14,489
Amortization of intangible assets	208	229	415	461
Selling, general and administrative expenses	3,337	2,803	7,376	5,654
Operating loss	3,329	4,732	6,534	7,968
Other income, net	-	(8)	(2)	(8)
Loss from extinguishment in connection with convertible loan	-	-	283	-
Financial expenses, net	655	389	1,299	602
Profit from deconsolidation of Octomera (see note 3)	(411)	-	(411)	-
Share in net loss (profit) of associated companies	(3)	368	(1)	915
Loss before income taxes	3,570	5,481	7,702	9,477
Tax expenses	91	11	220	12
Net loss	3,661	5,492	7,922	9,489
Net income (loss) attributable to non-controlling interests (including redeemable)	466	(65)	394	(53)
Net loss attributable to Orgenesis Inc.	$4,127	$5,427	$8,316	$9,436

Loss per share:
Basic and diluted	$0.15	$0.22	$0.30	$0.38

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	28,357,779	24,820,756	27,308,183	24,711,462

Comprehensive loss:
Net loss	$3,661	$5,492	$7,922	$9,489
Other comprehensive loss - translation adjustments	11	326	52	477
Release of translation adjustment due to deconsolidation of Octomera	(384)	-	(384)	-
Comprehensive loss	3,288	5,818	7,590	9,966
Comprehensive income (loss) attributed to non-controlling interests	466	(65)	394	(53)
Comprehensive loss attributed to Orgenesis Inc.	$3,754	$5,753	$7,984	$9,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attributed to Orgenesis Inc.	Non- Contro- lling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the six months ended June 30, 2023:
Stock-based compensation to employees and directors	-	-	279	-	-	-	279	-	279
Stock-based compensation to service providers	-	-	32	-	-	-	32	-	32
Issuance of shares and warrants net of issuance costs	1,947,368	*	3,341	-	-	-	3,341		3,341
Issuance of Shares due to exercise of warrants	973,684	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Non-controlling Interests	-	-	-	-	-	-	-	(1,421)	(1,421)
Comprehensive income (loss) for the period	-	-	-	332	-	(8,316)	(7,984)	(89)	(8,073)
Balance at June 30, 2023	28,466,807	3	154,743	62	(1,266)	(129,577)	23,965	-	23,965

*	Represents an amount lower than $1 thousand.

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at April 1, 2023	27,861,543	$3	$154,691	$(311)	$(1,266)	$(125,450)	$27,667	$1,336	$29,003
Changes during the three months ended June 30, 2023:
Stock-based compensation to employees and directors	-	-	136	-	-	-	136	-	136
Stock-based compensation to service providers	-	-	16	-	-	-	16	-	16
Issuance of shares and warrants net of issuance costs	-	-	(100)	-	-	-	(100)	-	(100)
Issuance of Shares due to exercise of warrants	605,264	*	-	-	-	-	-	-	-
Deconsolidation of Non-controlling Interests	-	-	-	-	-	-	-	(1,421)	(1,421)
Comprehensive income for the period	-	-	-	373	-	(4,127)	(3,754)	85	(3,669)
Balance at June 30, 2023	28,466,807	$3	$154,743	$62	$(1,266)	$(129,577)	$23,965	$-	$23,965

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumulated Other Compre-hensive Income (loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at April 1, 2022	24,820,756	$3	$146,290	$-	$56	$(1,266)	$(110,381)	$34,702	$155	$34,857
Changes during the three months ended June 30, 2022:
Stock-based compensation to employees and directors	-	-	220	-	-	-	-	220	-	220
Stock-based compensation to service providers	-	-	12	-	-	-	-	12	-	12
Issuance of warrants with respect to convertible loans	-	-	397	-	-	-	-	397	-	397
Receipts on account of shares and warrants to be allotted	-	-	-	2,175	-	-	-	2,175	-	2,175
Comprehensive loss for the period	-	-	-	-	(326)	-	(5,427)	(5,753)	(65)	(5,818)
Balance at June 30, 2022	24,820,756	$3	$146,919	$2,175	$(270)	$(1,266)	$(115,808)	$31,753	$90	$31,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,922)	$(9,489)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	311	500
Capital gain, net	-	(5)
Profit from deconsolidation of Octomera	(411)	-
Share in losses (income) of associated companies, net	(1)	915
Depreciation and amortization expenses	1,175	975
Effect of exchange differences on inter-company balances	237	142
Net changes in operating leases	(67)	(33)
Interest expenses accrued on loans and convertible loans	226	495
Loss from extinguishment in connection with convertible loan restructuring	283	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,011)	(3,724)
Decrease (increase) in inventory	(389)	4
Decrease in other assets	4	17
Decrease (increase) in prepaid expenses and other accounts receivable	(1,857)	435
Increase (decrease) in accounts payable	2,891	(923)
Increase in accrued expenses and other payables	245	1,171
Increase in employee and related payables	227	135
Increase in contract liabilities	36	10
Change in advance payments and receivables on account of grant, net	(140)	169
Change in deferred taxes, net	9	-
Net cash used in operating activities	$(13,154)	$(9,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	138
Increase in loan to associates entities	-	(2,197)
Repayment of loan granted	-	782
Sale of property and equipment	-	68
Purchase of property, plant and equipment	(1,796)	(4,352)
Cash acquired from acquisition of Mida	-	702
Impact to cash resulting from deconsolidation (see note 3)	(973)	-
Investment in long-term deposits	(33)	(4)
Net cash used in investing activities	$(2,802)	$(4,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants (in 2022 due to exercise of options) net of transaction costs	3,341	6
Proceeds from issuance of convertible loans	5,485	9,150
Proceeds from transaction with redeemable non-controlling interest that do not acquire control of a subsidiary, see note 3	5,000	-
Proceeds from receipts on account of shares and warrants to be allotted	-	2,175
Repayment of convertible loans and convertible bonds	(3,000)	(416)
Repayment of short and long-term debt	(30)	(9)
Net cash provided by financing activities	$10,796	$10,906

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(5,160)	$(3,163)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18	(51)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,369	5,974

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,227	$2,760

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	$753	$-
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(354)
Issuance of common stocks for the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	$287	$-

CASH PAID DURING THE YEAR FOR:
Interest	785	67

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

a. General

Orgenesis Inc. (the “Company”) is a global biotech company working to unlock the potential of Cell and Gene Therapies (“CGTs”) in an affordable and accessible format. CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products, or ATMPs. The Company is mostly focused on the development of autologous therapies that can be manufactured under processes and systems that are developed for each therapy using a closed and automated approach that is validated for compliant production near the patient for treatment of the patient at the point of care, or POCare.

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark” or “MM) in the Company’s subsidiary Morgenesis LLC (“Morgenesis”) in November 2022 (“the Metalmark Investment”), the Company separated its operations into two operating segments: the operations of Morgenesis LLC (the “Morgenesis” or “Octomera” segment) and therapies related activities (the “Therapies” segment).

On June 30, 2023, in connection with an additional $1 million investment in Morgenesis, the Company and MM entered into Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement Amendment”) to change the name of Morgenesis to “Octomera LLC” and to amend Morgenesis’ board composition. Pursuant to the LLC Agreement Amendment, the board of managers of Octomera (the “Octomera Board”) will be comprised of five managers, two of which will be appointed by the Company, one of which will be an industry expert appointed by MM, and two of which will be appointed by MM. The change was effective immediately. However, as a result of the amendment to the composition of the Octomera Board pursuant to the LLC Agreement Amendment described above, the Company deconsolidated Octomera from its consolidated financial statements as of June 30, 2023 (“effective date of deconsolidation”) and recorded its equity interest in Octomera as an equity method investment, see note 3

The Company currently owns approximately 75% of Octomera LLC.

These consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.”

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b. Liquidity

Through June 30, 2023, the Company had an accumulated deficit of $130 million. For the six months ended June 30, 2023 the Company incurred negative cash flows from operating activities of $13.2 million. The Company’s activities have been funded primarily by generating revenue, offerings of the Company’s securities and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

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

b. Significant Accounting Policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Use of Estimates in the Preparation of Financial Statements

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses and the determination of the fair value of the retained interest of equity investment. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for Smaller Reporting Companies (SRCs, as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance results in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance is to be applied prospectively to acquisitions that occur on or after the effective date. The guidance is currently effective for fiscal years that began after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations.

NOTE 3 – REDEEMABLE NON-CONTROLLING INTEREST AND DECONSOLIDATION

Metalmark Investment in Octomera LLC

On May 5, 2023, the Company and MM entered into Amendment No. 1 to the Unit Purchase Agreement dated November 4, 2022 (the “UPA”). Pursuant to Amendment No 1, MM agreed to pay $5,000,000 in cash in exchange for 500,000 Class A Preferred Units of Morgenesis to support the continued expansion of Orgenesis’ POCare Services (the “Subsequent Investment”). The investment amount of the First Future Investment (as defined in the UPA) was reduced by the amount of the Subsequent Investment.

On June 30, 2023, the Company and MM entered into Amendment No. 2 (the “Amendment”) to the UPA (“Amendment No. 2”). Pursuant to Amendment No. 2, MM agreed to pay $1,000,000 in cash in exchange for 100,000 Class A Preferred Units of Octomera to support the continued expansion of Orgenesis’ POCare Services. The investment amount of the First Future Investment (as defined in the UPA) was further reduced by the amount of this additional investment.

As a result of the deconsolidation (see note 1a), the Company recorded a net profit of $411 thousand, representing the difference between the fair value of the retained interest in Octomera and the net assets deconsolidated in the transaction as follows:

(in thousands)

Fair value of the retained interest in Octomera	$31,442
Net assets deconsolidated	32,551
Other related items deconsolidated, net	(1,520)
Net profit	$411

The change in board composition does not constitute a strategic shift from the Company’s perspective and therefore the Company did not treat the deconsolidation as a discontinued operation.

Following the Amendment No. 2, the Company accounts for its investment in Octomera according to the equity method in accordance with ASC Topic 323, as it has retained the ability to exercise significant influence but does not control the entity. The Company thus recognized an equity method investment in a total amount of $31.4 million comprised of the assumed fair value of the Octomera shares held by the Company. Following the deconsolidation the Company recognized related parties balances that are disclosed on the face of the Company’s balance sheet.

The preliminary allocation of the purchase price (“PPA”) to net assets acquired and liability assumed resulted in the recognition of intangible asset of $6.2 million and other net assets of $25.2 million. The value assigned to intangible assets is amortized over a period of 10 years and the related amortization will be included under share in net losses (profits) from associated companies. The estimated fair value is preliminary and based on the information that was available as of June 30, 2023. Thus, the measurement of fair value reflected is subject to change and such change could be significant.

In evaluating the fair value of the Octomera Equity Investment under the income approach, the Company used a discounted cash flow model of the business, adjusted to the Company’s share in the investment. Key assumptions used to determine the estimated fair value included: (a) internal cash flows forecasts for 5 years following the assessment date, including expected revenue growth, costs to produce, operating profit margins and estimated capital needs; (b)an estimated terminal value using a terminal year long-term future growth determined based on the growth prospects of the reporting units; and (c) a discount rate which reflects the weighted average cost of capital adjusted for the relevant risk associated with the Company’s reporting unit operations and the uncertainty inherent in the Company’s internally developed forecasts. The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of other intangible assets, net which comprised of technology. The useful life of the technology for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of intangible assets.

The following table represents the deconsolidated amounts from the Company’s Balance Sheet:

ASSETS:
Cash and cash equivalents	973
Other current assets	47,217
Non-current assets	29,443
TOTAL ASSETS	77,633

LIABILITIES:
Current liabilities	6,566
Long-term liabilities	2,313
TOTAL LIABILITIES	8,879

REDEEMABLE NON-CONTROLLING INTEREST	36,203

NET ASSETS DECONSOLIDATED	32,551

NOTE 4 – SEGMENT INFORMATION

The Morgenesis operations segment, which has been renamed to the Octomera segment following the change of name of Morgenesis LLC to Octomera LLC includes mainly POCare Services, while the therapies related segment includes the Company’s therapeutic development operations. The segment information includes all the results of the Octomera segment up to the effective date of deconsolidation.

Because the Company conducted all its operations as one segment prior to the Metalmark Investment, the above changes were reflected through retroactive revision of prior period segment information based on the subsidiaries that were transferred to Octomera. Certain activities of these subsidiaries have changed after they were transferred to Octomera operations segment.

The Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the two identified reportable segments to make decisions about resources to be allocated to the segments and assess their performance.

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the six months ended June 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$13,779	240	$-	$14,019
Cost of revenues*	(5,084)	(398)	-	(5,482)
Gross profit	8,695	(158)	-	8,537
Cost of development services and research and development expenses*	(4,501)	(2,051)	-	(6,552)
Operating expenses*	(3,623)	(3,721)	-	(7,344)
Other income, net	2	-	-	2
Depreciation and amortization	(779)	(396)	-	(1,175)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(494)	(806)	1	(1,299)
Profit from deconsolidation of Octomera	-	-	411	411
Share in net income of associated companies	-	1	-	1
Income (loss) before income taxes	$(700)	(7,414)	$412	$(7,702)

*	Excluding Depreciation, amortization expenses

Segment data for the six months ended June 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$12,949	3,862	$(3,535)	$13,276
Revenues from related party	1,137	-	-	1,137
Total revenues	14,086	3,862	(3,535)	14,413
Cost of revenues*	(1,324)	(640)	356	(1,608)
Gross profit	12,762	3,222	(3,179)	12,805
Cost of development services and research and development expenses*	(6,772)	(10,028)	2,635	(14,165)
Operating expenses*	(1,437)	(4,740)	544	(5,633)
Other income, net	3	5	-	8
Depreciation and amortization	(397)	(578)	-	(975)
Financial Expenses, net	(1,251)	649	-	(602)
Share in net income of associated companies	-	(915)	-	(915)
Income (loss) before income taxes	$2,908	$(12,385)	$-	$(9,477)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended June 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$6,865	110	$-	$6,975
Cost of revenues*	(2,776)	(220)	-	(2,996)
Gross profit	4,089	(110)	-	3,979
Cost of development services and research and development expenses*	(2,420)	(975)	-	(3,395)
Operating expenses*	(1,909)	(1,407)	-	(3,316)
Depreciation and amortization	(394)	(203)	-	(597)
Financial Expenses, net	(228)	(428)	1	(655)
Profit from deconsolidation of Octomera	-	-	411	411
Share in net income of associated companies	-	3	-	3
Income (loss) before income taxes	$(862)	(3,120)	$412	$(3,570)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended June 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$6,606	1,920	$(1,827)	$6,699
Revenues from related party	502	-	-	502
Total revenues	7,108	1,920	(1,827)	7,201
Cost of revenues*	(974)	(351)	356	(969)
Gross profit	6,134	1,569	(1,471)	6,232
Cost of development services and research and development expenses*	(3,296)	(5,583)	1,207	(7,672)
Operating expenses*	(728)	(2,327)	264	(2,791)
Other income, net	3	5	-	8
Depreciation and amortization	(207)	(294)	-	(501)
Financial Expenses, net	(700)	311	-	(389)
Share in net income of associated companies	(1)	(367)	-	(368)
Income (loss) before income taxes	$1,205	$(6,686)	$-	$(5,481)

*	Excluding Depreciation, amortization expenses

NOTE 5 – EQUITY

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

As of June 30, 2023, all of the warrants were exercised using the alternate cashless exercise option described above.

NOTE 6 – CONVERTIBLE LOANS

Convertible loans outstanding as of June 30, 2023 and December 31, 2022 are as follows:

Principal Amount	Issuance Date	Current Interest Rate	Current Maturity	Current Exercise Price
(in thousands)	(Year)%		(Year)	$
Convertible Loans Outstanding as of June 30, 2023
$750	2018	10%	2026	2.50
1,500	2019	10%	2026	7.00
100	2019	8%	2023	2.50
5,000	2019	10%	2026	2.50
100	2020	8%	2023	7.00
5,000	2022	10%	2026	2.50
1,150	2022	6%	2023	4.50
5,000	2023	8%	2026	2.46
485	2023	8%	2024	*
$19,085

*	See Koligo convertible loan agreement below.

Convertible Loans Outstanding as of December 31, 2022
$750	2018	2%	2023	7.00
1,600	2019	8%	2024	7.00
5,000	2019	6%	2023	7.00
100	2020	8%	2023	7.00
8,000	2022	10%	2024	2.5
1,150	2022	6%	2023	4.5
$16,600

Convertible Loans Entered into in 2023

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

Under the terms of the Koligo Convertible Loan Agreement, the Borrower agreed to use the Loan Amount to fund working capital and ongoing operations and for no other purposes unless the Lender agrees in writing. As of June 30, 2023, Koligo received $485 thousand under the Koligo Convertible Loan Agreement, and in July 2023 received an additional $175 thousand.

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

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2023 to June 30, 2023:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	53,500	$1.36	Quarterly over a period of two years	$46	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2023 to June 30, 2023
Value of one common share	$1.36
Dividend yield	0%
Expected stock price volatility	70%
Risk free interest rate	3.91%
Expected term (years)	5.56

b.	Options Granted to Non-Employees

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2023 to June 30, 2023:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Non-employees	8,335	$1.36	Annually over a period of five years	$9	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2023 to June 30, 2023
Value of one common share	$1.36
Dividend yield	0%
Expected stock price volatility	80%
Risk free interest rate	4.07%
Expected term (years)	10

NOTE 8 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$4,127	$5,427	$8,316	$9,436
Weighted average number of common shares outstanding	28,357,779	24,820,756	27,308,183	24,711,462
Net loss per share	$0.15	$0.22	$0.30	$0.38

For the six months ended June 30, 2023 and June 30, 2022, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 7,911,844 shares underlying outstanding options and warrants and 7,101,236 shares upon conversion of convertible loans for the six months ended June 30, 2022, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,916,597 shares underlying outstanding options and warrants and 5,184,127 shares upon conversion of convertible loans for the three months ended June 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share does not include 6,205,193 shares underlying outstanding options and warrants and 2,152,298 shares upon conversion of convertible loans for the six months ended June 30, 2022, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 6,327,171 shares underlying outstanding options and warrants and 2,668,011 shares upon conversion of convertible loans for the three months ended June 30, 2022, because the effect of their inclusion in the computation would be antidilutive.

NOTE 9 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Revenue stream:

POC development services	$-	$6,274	$-	$12,598
Cell process development services and hospital services	6,180	511	8,488	1,399
POC cell processing	795	416	5,531	416
Total	$6,975	$7,201	$14,019	$14,413

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Revenue earned:

Customer A (United States)	$-	$2,502	$3,605	$3,729
Customer B (United States)	$3,415	$-	$3,415	$-
Customer C (United States)	$2,572	$-	$2,572	$-
Customer D (Greece)	$-	$1,996	$2,022	$2,656
Customer E (Korea)	$-	$742	$-	$3,425
Customer F (United Arab Emirates)	$-	$1,187	$-	$2,254

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Balance as of beginning of period	$36,183	$15,245
Elimination of acquisition receivables	-	(1,337)
Additions	14,057	13,953
Collections	(6,045)	(8,892)
Exchange rate differences	(73)	(183)
Deconsolidation of Octomera	(44,116)	-
Balance as of end of period	$6	$18,786

* The activity of the related party included in the trade receivables activity above is comprised of:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Balance as of beginning of period	$-	$1,972
Additions	-	1,137
Collections	-	(1,070)
Balance as of end of period	$-	$2,039

The activity for contract liabilities is comprised of:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Balance as of beginning of period	$70	$59
Additions	36	11
Deconsolidation of Octomera	(106)	-
Balance as of end of period	$-	$70

NOTE 10 – OTHER SIGNIFICANT TRANSACTIONS DURING THE SIX MONTHS ENDED JUNE 30, 2023

In January 2023, the Company entered into updated joint venture (JV) agreements (JVAs) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to the Company. Texas AT will receive the Company’s option to require the incorporation of the JV Entity, Company’s share in the JV Entity if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. The Company has retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. Pursuant to the JVAs, the Company will no longer be entitled to the additional share of fifteen percent of the JVE’s GAAP profit after tax granted as per the previous version of the JVAs. The Company also has no further obligation to provide any additional funding to the JV entities. As of June 30, 2023, no JV entities were incorporated pursuant to the JVAs.

NOTE 11 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against the Company and Orgenesis Limited, the Company’s Israeli subsidiary (the Israeli Subsidiary”), Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel Hashomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contain know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10 million to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint, the Plaintiffs filed their response and the parties are now conducting disclosure proceedings in accordance with Israel’s civil regulations. Since a material loss is not considered probable, no provision was made in the financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On July 6, 2023, Neil Reithinger informed the Company of his decision to resign as Chief Financial Officer, Treasurer and Secretary of the Company to pursue other opportunities. Mr. Reithinger will remain with the Company until he completes his transition of duties through September 1, 2023.

On July 6, 2023, the Company appointed Elliot Maltz as its Chief Financial Officer, effective September 1, 2023.

On July 11, 2023, Efrat Assa Kunik informed the Company of her decision to resign as Chief Development Officer of the Company to pursue other opportunities.

On July 25, 2023, the Israeli Subsidiary received a loan from an offshore investor in the amount of $175 thousand. The loan bears 8% annual interest and is repayable on January 1, 2024.

On July 25, 2023, the Company and Mircod LLC (“Mircod”) entered into a settlement and release agreement pursuant to which they agreed to terminate the joint venture and loan agreement between themselves. Mircod agreed to deliver all the related deliverables to the Company, and the Company agreed to pay Mircod consideration in the amount of $1 million, of which half will be paid in cash, and one half in Orgenesis shares, upon receipt of the deliverables.

On July 25, 2023, the Company, a Sub-licensee, and the equity interest owner of that Sub-licensee (“Sub-licensee Owner”), entered into agreements whereby:

1)	the Company sub-licensed certain of its therapies to Sublicensee in return for royalties on future sales and payments upon the successful completion of certain milestones;
2)	subject to the fulfilment certain conditions and milestones, the Sub-licensee Owner granted the Company a call option to purchase his interests in Sub-licensee at a valuation to be determined by a third-party valuation firm of not less than $8 million unless agreed otherwise by the parties to the option; and
3)

subject to the fulfilment of certain conditions and milestones, the Sub-licensee Owner was granted a put option to cause the Company to purchase his equity interest in Sub-licensee at a valuation to be determined by a third-party valuation firm of not less than $8 million unless agreed otherwise by the parties to the option.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries or subsidiaries of Octomera LLC (whose name was changed on June 30, 2023 from Morgenesis LLC), Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Services SRL, a Belgian-based entity (“Orgenesis Services SRL”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland LLC (formerly Orgenesis Maryland Inc.), a Maryland limited liability company (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc., a Kentucky corporation (“Koligo”); Tissue Genesis International LLC (“Tissue Genesis”) a Texas limited liability company; Orgenesis Germany GmbH (the “German Subsidiary”); Orgenesis CA, Inc. (the “California Subsidiary”); Mida Biotech BV (the “Dutch Subsidiary”) which was purchased in 2022; Orgenesis Australia PTY LTD (the “Australian Subsidiary”); Orgenesis Italy SRL (the “Italian Subsidiary”); Theracell Laboratories Private Company (“Theracell Laboratories”), a Greek company; Orgenesis Austria GmbH, an Austrian company; ORGS POC CA Inc, a Delaware company incorporated in 2023; and Octomera LLC, a Delaware limited liability company (“Morgenesis” or “Octomera”).

Corporate Overview

We are a global biotech company working to unlock the potential of CGTs in an affordable and accessible format. CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products, or ATMPs. We are mostly focused on the development of autologous therapies that can be manufactured under processes and systems that are developed for each therapy using a closed and automated approach that is validated for compliant production near the patient for treatment of the patient at the point of care, or POCare. This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver such treatments to patients (ultimately limiting the number of patients that can have access to, or can afford, these therapies).

To achieve these goals, we have developed a collaborative worldwide network of research institutes and hospitals who are engaged in the POCare model, or our POCare Network, and a pipeline of licensed POCare advanced therapies that can be processed and produced under such closed and automated processes and systems, or POCare Therapies. We are developing our pipeline of advanced therapies and with the goal of entering into out-licensing agreements for these therapies. Our cellular therapies, though defined as drug products, conceptually differ from other drug modalities in that they are based on reprogramming of cells sourced from the patient or from a donor. In most cases, they are individually produced per patient in a highly sterile and controlled environment, and their efficacy is optimized when administered a short time following production as fresh product.

To advance the execution of our goal of bringing such therapies to market, we have designed and built our POCare Platform - a scalable infrastructure of technology and services that ensures a central quality system, replicability and standardization of infrastructure and equipment, and centralized monitoring and data management. The platform is constructed on POCare Centers that serve as hubs that locally implement our quality system, Good Manufacturing Practices, training procedures, quality control testing, incoming supply of materials and oversee the actual production in the Orgenesis Mobile Processing Units & Labs, or OMPULs.

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark” or “MM”) in November 2022, we separated our operations into two operating segments: the operations of Morgenesis LLC (the “Morgenesis” segment which we have renamed to the “Octomera” segment following the change of name of Morgenesis LLC to Octomera LLC) and therapies related activities (the “Therapies” segment). Prior to that, we conducted all our operations as one single segment. The Octomera segment includes mainly POCare Services and include the results of the subsidiaries transferred to Octomera and all of the operations of Octomera LLC. The Therapies segment includes our therapeutic development operations. The segment information presented in note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflects the results of the subsidiaries that were transferred to Octomera.

On June 30, 2023, in connection with an additional $1 million investment in Octomera, we and MM entered into Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement Amendment”) to change the name of Morgenesis to “Octomera LLC” and to amend Octomera’s board composition. Pursuant to the LLC Agreement Amendment, the board of managers of Octomera (the “Octomera Board”) will be comprised of five managers, two of which will be appointed by us, one of which will be an industry expert appointed by MM, and two of which will be appointed by MM. However, as a result of the amendment to the composition of the Octomera Board pursuant to the LLC Agreement Amendment described above, we deconsolidated Octomera from our consolidated financial statements as of June 30, 2023 (the “effective date of deconsolidation”) and recorded our equity interest in Octomera as an equity method investment.

We currently own approximately 75% of Octomera LLC.

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

Our POCare Network is an alternative to the traditional pathway of drug development. We collaborate with academic institutions and entities that have been spun out from such institutions. We are in close contact with researchers who are experts in the field of the drug and also partners with leading hospitals and research institutes. Based on such collaborations, we enter into in-licensing agreements with relevant institutions for promising therapies with the aim of adapting them to a point-of-care setting through regional or strategic biological partnerships. Based on the results of the collaboration, we are then able to out-license our own therapeutic developments, as well as those therapies developed from in-licensing agreements to out-licensing partners at preferred geographical regions.

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

Our therapies development subsidiaries are:

●	Koligo Therapeutics, Inc., a Kentucky corporation, which is a regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercializing its metabolic pipeline via the POCare Network throughout the United States and in international markets.
●	Orgenesis CA, Inc. a Delaware corporation, which is currently focused on development of technologies and therapies in California.
●	Orgenesis Belgium SRL which is currently focused on product development. Since its incorporation, the subsidiary been awarded grants in excess of 18 million Euro from the Walloon region for several projects (DGO6 grants).
●	Orgenesis Switzerland Sarl, which is currently focused on providing group management services.
●	MIDA Biotech BV, which is currently focused on research and development activities, was granted a 4 million Euro grant under the European Innovation Council Pathfinder Challenge Program which supports cutting-edge science and technology. The grant is for technologies enabling the production of autologous induced pluripotent stem cells (iPSCs) using microfluidic technologies and artificial intelligence (AI).
Orgenesis Italy SRL which is currently focused on R&D activities.
●	Orgenesis Ltd., an Israeli subsidiary which is focused on R&D and a provider of R&D management services for out licenced products. Israel as a hub for biotech research and pioneers in this field.
●	Orgenesis Austria GmbH, an Austrian subsidiary, which is focused on R&D activities.

Octomera segment (mainly POCare Services)

Octomera LLC (“Octomera” or “Morgenesis”) is responsible for most of our POCare services platform. The POCare Services platform is utilized by parties such as biotech companies and hospitals for the supply of their products. Octomera’s services include adapting the process to the platform and supplying the products, or POCare Services. These are services for third party companies and for CGTs that are not necessarily based on our POCare Therapies. POCare services that we and our affiliated entities perform include:

●	Process development of therapies, process adaptation, and optimization inside the OMPULs, or “OMPULization”;
●	Adaptation of automation and closed systems to serviced therapies;
●	Incorporation of the serviced therapies compliant with GMP in the OMPULs that we design and built;
●	Tech transfers and training of local teams for the serviced therapies at the POCare Centers;
●	Processing and supply of the therapies and required supplies under GMP conditions within our POCare Network, including required quality control testing; and
●	Contract Research Organization services for clinical trials.

The POCare Services are performed in decentralized hubs that provide harmonized and standardized services to customers, or POCare Centers. We are working to expand the number and scope of our POCare Centers with the intention of providing an efficient and scalable pathway for CGT therapies to reach patients rapidly at lowered costs. Our POCare Services are designed to allow rapid capacity expansion while integrating new technologies to bring together patients, doctors and industry partners with a goal of achieving standardized, regulated clinical development and production of therapies.

POCare Services Operations Subsidiaries

We conduct our core POCare operations through Octomera (of which we currently own approximately 75%) and which was a consolidated subsidiary of the Company until June 30, 2023. The Octomera subsidiaries which are all wholly owned except as otherwise stated below (collectively, the “Subsidiaries”) include:

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.
●	Tissue Genesis International LLC, a Texas limited liability company currently focused on development of our technologies and therapies.
●	Orgenesis Services SRL, which is currently focused on expanding our POCare Network in Belgium.
●	Orgenesis Germany GmbH, which is currently focused on providing CRO services to the POCare Network.
●	Orgenesis Korea Co. Ltd., which is a provider of cell-processing and pre-clinical services in Korea. Octomera owns 94.12% of the Korean Subsidiary.
●	Orgenesis Biotech Israel Ltd., which is a provider of process development and cell-processing services in Israel.
●	Orgenesis Australia PTY LTD, which was transferred to Octomera in January 2023 and is currently focused on the development of our POC Network in Australia.
●	Theracell Laboratories private company, a Greek company currently focused on expanding our POCare Network.
●	ORGS POC CA Inc, incorporated in 2023, which is currently focussed on expanding our POCare Network in California.

Developments During the Six Months Ended June 30, 2023

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

As of June 30, 2023, we borrowed $485 thousand pursuant to the Convertible Loan Agreement, and borrowed an additional $175 thousand in July 2023.

In January 2023, we entered into updated joint venture (JV) agreements (the “JVAs”) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to us. Texas AT will receive our option to require the incorporation of the JV Entity, our share in the JV Entity if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. We have retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. We have no further obligation to provide any additional funding to the JV entities. As of June 30, 2023, no JV entities were incorporated as per the JVAs.

Results of Operations

The results of our operations include all of the results of Octomera LLC and its subsidiaries (the Octomera segment) up to the effective date of deconsolidation.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022.

The following table presents our results of operations for the three months ended June 30, 2023 and 2022:

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Revenues	$6,975	$6,699
Revenues from related party	-	502
Total revenues	6,975	7,201
Cost of revenues	3,232	1,603
Gross profit	3,743	6,138
Cost of development services and research and development expenses	3,527	7,838
Amortization of intangible assets	208	229
Selling, general and administrative expenses	3,337	2,803
Operating loss	3,329	4,732
Other income, net	-	(8)
Financial expenses, net	655	389
Profit from deconsolidation of Octomera	(411)	-
Share in net loss (profit) of associated company	(3)	368
Loss before income taxes	3,570	5,481
Tax expense	91	11
Net loss	$3,661	$5,492

Revenues

During the three months ended June 30, 2023, we recognized revenue in the amount of $6,975 thousand, as compared to $7,201 during the three months ended June 30, 2022, representing a decrease of 3%. This was mainly attributable to:

●	An increase in POC cell processing revenue in the amount of $379 thousand as a result of new signed cell processing contracts in the Octomera segment; and
●	An increase in cell process development and hospital services revenue in the amount of $5,669 thousand, offset by a decline in POC development services of $6,274 thousand, mainly in the Octomera segment. This is a result of progression in our revenue model, where, following the completion of POCare development services performance obligations, we entered into cell processing agreements with certain customers. The third-party customers now retain the ownership of any intellectual property created. We have completed the performance obligations under all of the POCare development services contracts concluded in prior years.

Expenses

Cost of Revenues

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Salaries and related expenses	$1,091	$486
Stock-based compensation	1	13
Professional fees and consulting services	1,071	21
Raw materials	482	71
Depreciation expenses, net	236	94
Other expenses	351	378
Total	$3,232	$1,063

Cost of revenues for the three months ended June 30, 2023 were $3,232 thousand, as compared to $1,063 thousand for the three months ended June 30, 2022, representing an increase of 204%. The increase was due to increased costs in the Octomera segment, including additional salaries, professional fees, raw materials and depreciation expenses incurred mainly related to higher costs of revenues of process development and POC cell processing, the revenues of which increased.

Cost of Development Services and Research and Development Expenses

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Salaries and related expenses	$1,856	$2,576
Stock-based compensation	79	138
Subcontracting, professional and consulting services	805	1,657
Lab expenses	128	636
Depreciation expenses, net	132	166
Other research and development expenses	587	2,665
Less – grant	(60)	-
Total	$3,527	$7,838

Cost of development services and research and development for the three months ended June 30, 2023 were $3,527 thousand, as compared to $7,838 thousand for the three months ended June 30, 2022, representing a decrease of 55%. The changes contributing to the decrease during the quarter were attributable to:

● a decrease of $720 thousand in salaries and related expenses mainly in the Octomera segment where costs that were related to POC development services were no longer required due to the conclusion of the POC development revenue contracts;

● a decrease of $852 thousand in subcontracting, professional and consulting service fees, resulting from our heavily investing in subcontracting, professional and consulting service fees in previous years and the reduction of such expenditures this year; and

● a decrease of $2,078 thousand on other research and development expenses mainly as a result of our decision to reduce other research and development expenses.

Selling, General and Administrative Expenses

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Salaries and related expenses	$1,088	$925
Stock-based compensation	71	81
Accounting and legal fees	794	1,009
Professional fees	525	244
Rent and related expenses	48	56
Business development	151	130
Depreciation expenses, net	21	12
Other general and administrative expenses	639	346
Total	$3,337	$2,803

Selling, general and administrative expenses for the three months ended June 30, 2023 were $3,337 thousand, as compared to $2,803 thousand for the three months ended June 30, 2022, representing an increase of 19%. The increase in selling, general and administrative expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is primarily attributable to an increase in salaries and related expenses, professional fees, and other general and administrative expenses in the Octomera segment due to the ramp up of activity, offset by a decline in accounting and legal fees.

Financial Expenses, net

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Interest expense on convertible loans and loans	$559	$239
Foreign exchange loss, net	94	149
Other expenses	2	1
Total	$655	$389

Financial expenses, net for the three months ended June 30, 2023 were $655 thousand, as compared to $389 thousand for the three months ended June 30, 2022, representing an increase of 68%. The increase was mainly due to interest expenses on convertible loans.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022.

The following table presents our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Revenues	$14,019	$13,276
Revenues from related party	-	1,137
Total revenue	14,019	14,413
Cost of revenues	5,954	1,777
Gross profit	8,065	12,636
Cost of development services and research and development expenses	6,808	14,489
Amortization of intangible assets	415	461
Selling, general and administrative expenses	7,376	5,654
Operating loss	6,534	7,968
Other income, net	(2)	(8)
Loss from extinguishment in connection with convertible loan	283	-
Financial expenses, net	1,299	602
Profit from deconsolidation of Octomera	(411)	-
Share in net loss (profit) of associated company	(1)	915
Loss before income taxes	7,702	9,477
Tax expense	220	12
Net loss	$7,922	$9,489

Revenues

Our revenues for the six months ended June 30, 2023 were $14,019 thousand, as compared to $14,413 thousand for the six months ended June 30, 2022, representing a decrease of 3%. There was an increase in POC cell processing in the amount of $5,115 thousand and cell process development services in the amount of $7,089 thousand which was offset by a decline in POC development services of $12,598 . The decrease in POC development services was as a result of our having completed the majority of performance obligations under the POC development services contracts.

Expenses

Cost of Revenues

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Salaries and related expenses	$2,204	$815
Stock-based compensation	3	26
Professional fees and consulting services	1,878	43
Raw materials	710	101
Depreciation expenses, net	472	169
Other expenses	687	623
Total	$5,954	$1,777

Cost of revenues for the six months ended June 30, 2023 were $5,954 thousand, as compared to $1,777 thousand for the six months ended June 30, 2022, representing an increase of 235%. The increase was due to increased costs including additional salaries, professional fees, raw materials and depreciation expenses incurred as a result of increased process development and cell processing revenues mainly in the Octomera segment.

Cost of Development Services and Research and Development Expenses

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Salaries and related expenses	$3,484	$5,425
Stock-based compensation	163	297
Subcontracting, professional and consulting services	1,601	3,383
Lab expenses	304	1,218
Depreciation expenses, net	256	324
Other research and development expenses	1,141	3,842
Less – grant	(141)	-
Total	$6,808	$14,489

Cost of development services and research and development for the six months ended June 30, 2023 were $6,808 thousand, as compared to $14,489 thousand for the six months ended June 30, 2022, representing a decrease of 53%. The increase was mainly attributable to:

● a decrease of $1,941 thousand in salaries and related expenses mainly in the Octomera segment where costs that were related to POC development services were no longer required due to the conclusion of the POC development revenue contracts; and

● a decrease of $5,397 thousand in subcontracting, professional and consulting service fees, lab expenses, and other research and development expenses, resulting from our heavily investing in subcontracting, professional and consulting service fees in previous years and the reduction of such expenditures this year.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Salaries and related expenses	$2,261	$1,825
Stock-based compensation	144	175
Accounting and legal fees	2,344	1,919
Professional fees	886	504
Rent and related expenses	114	110
Business development	361	251
Depreciation expenses, net	32	21
Other general and administrative expenses	1,234	849
Total	$7,376	$5,654

Selling, general and administrative expenses for the six months ended June 30, 2023 were $7,376 thousand, as compared to $5,654 thousand for the six months ended June 30, 2022, representing an increase of 30%. The increase was mainly as a result of increases in salaries and related expenses, professional fees, and other general and administrative expenses as a result of ramped up activities in the Octomera segment and accounting and legal fees incurred as a result of investment activities.

Financial Expenses, net

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Interest expense on convertible loans and loans	$1,054	$364
Foreign exchange loss, net	242	231
Other expenses (income)	3	7
Total	$1,299	$602

Financial expenses, net for the six months ended June 30, 2023 were $1,299 thousand, as compared to $602 thousand for the six months ended June 30, 2022, representing an increase of 116%. The increase was mainly as a result of increased interest expenses on convertible loans.

Working Capital

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Current assets	$9,295	$46,318
Current liabilities	12,711	15,910
Working capital	$(3,416)	$30,408

Current assets decreased by $37,023 thousand between December 31, 2022 and June 30, 2023 due mainly to the deconsolidation of the Octomera subsidiary.

Current liabilities decreased by $3,199 thousand between December 31, 2022 and June 30, 2023 primarily as a result of the deconsolidation of the Octomera subsidiary.

Liquidity and Financial Condition

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)

Net loss	$(7,922)	$(9,489)

Net cash used in operating activities	(13,154)	(9,206)
Net cash used in investing activities	(2,802)	(4,863)
Net cash provided by financing activities	10,796	10,906
Decrease in cash and cash equivalents	$(5,160)	$(3,163)

During the six months ended June 30, 2023, we funded our operations from existing funds, and equity and loan financings.

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $13.2 million, as compared to net cash used in operating activities of approximately $9.2 million for the six months ended June 30, 2022. This is mainly attributable to increased revenues in the Octomera segment which have not yet been collected.

Net cash used in investing activities for the six months ended June 30, 2023 was approximately $2.8 million, as compared to net cash used in investing activities of approximately $4.9 million for the six months ended June 30, 2022. The decrease was mainly due to loans granted to associated entities last year and reduced investments in OMPULs.

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $10.8 million, as compared to net cash provided by financing activities of approximately $10.9 million for the six months ended June 30, 2022. During the six months ended June 30, 2023 we raised equity investments in the net amount of $3.3 million (see Note 4), raised proceeds from loans in the amount of $5.5 million (see Note 5), raised proceeds from MM in the amount of $5 million see note 3 and repaid convertible loans in the amount of $3 million (see Note 5).

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

Our current and projected cash resources and commitments, as well as other factors mentioned above, raise a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations and repay our outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce expenditures. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 11 to the condensed consolidated financial statements in this Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(10)	Material Contracts
10.1	Amendment No. 1 to Unit Purchase Agreement dated as of May 5, 2023 by and among Orgenesis Inc., Morgenesis LLC and MM OS Holdings, L.P. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 10, 2023).
10.2	Amendment No. 2 to Unit Purchase Agreement dated as of June 30, 2023 by and among Orgenesis Inc., Morgenesis LLC and MM OS Holdings, L.P, (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 7, 2023).
10.3	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Morgenesis LLC, (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 7, 2023).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:	/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date:	August 10, 2023

/s/ Neil Reithinger
Neil Reithinger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 10, 2023

