Form 10-Q
period 2023-09-30
Orgenesis Inc.
filed 2023-11-13
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 13, 2023, there were 31,877,063 shares of registrant’s common stock outstanding.

ORGENESIS INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets

CURRENT ASSETS:
Cash and cash equivalents	$55	$5,311
Restricted cash	734	1,058
Accounts receivable, net	71	36,183
Prepaid expenses and other receivables	4,031	958
Receivables from related parties	1,052	-
Convertible loan to related party	2,799	2,688
Inventory	34	120
Total current assets	8,776	46,318

NON-CURRENT ASSETS:
Deposits	$40	$331
Equity investees	22,509	39
Loans to associates	93	96
Property, plant and equipment, net	1,503	22,834
Intangible assets, net	7,528	9,694
Operating lease right-of-use assets	431	2,304
Goodwill	3,703	8,187
Deferred tax	-	103
Other assets	716	1,022
Total non-current assets	36,523	44,610
TOTAL ASSETS	$45,299	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$4,851	$4,429
Accounts payable related parties	132	-
Accrued expenses and other payables	2,015	2,648
Income tax payable	915	289
Employees and related payables	807	1,860
Other payables related parties	999	-
Advance payments on account of grant	1,376	1,578
Short-term loans	430	-
Current maturities of finance leases	17	60
Current maturities of operating leases	220	542
Current maturities of convertible loans	2,540	4,504
Total current liabilities	14,302	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$140	$1,728
Convertible loans	18,394	13,343
Retirement benefits obligation	-	163
Finance leases	8	95
Other long-term liabilities	58	415
Total long-term liabilities	18,600	15,744
TOTAL LIABILITIES	32,902	31,654

REDEEMABLE NON-CONTROLLING INTEREST	$-	$30,203

EQUITY:
Common stock of $0.0001 par value: Authorized at September 30, 2023 and December 31, 2022: 145,833,334 shares; Issued at September 30, 2023 and December 31, 2022: 30,753,374 and 25,832,322 shares, respectively; Outstanding at September 30, 2023 and December 31, 2022: 30,466,807 and 25,545,755 shares, respectively	3	3
Additional paid-in capital	155,819	150,355
Accumulated other comprehensive income (loss)	71	(270)
Treasury stock 286,567 shares as of September 30, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(142,230)	(121,261)
Equity attributable to Orgenesis Inc.	12,397	27,561
Non-controlling interest	-	1,510
Total equity	12,397	29,071
TOTAL LIABILITIES REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY	$45,299	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$110	$7,841	$14,129	$21,117
Revenues from related party	-	147	-	1,284
Total revenues	110	7,988	14,129	22,401
Cost of revenues	139	983	6,093	2,760
Gross (loss) profit	(29)	7,005	8,036	19,641
Cost of development services and research and development expenses	808	3,683	7,616	18,172
Amortization of intangible assets	153	225	568	686
Selling, general and administrative expenses	1,245	3,104	8,621	8,758
Share in net loss of associated companies	9,518	274	9,517	1,189
Operating loss	11,753	281	18,286	9,164
Other (income), loss net	(2)	2	(4)	(6)
Loss from extinguishment in connection with convertible loan	-	-	283	-
Financial expenses, net	508	1,100	1,807	1,702
Profit from deconsolidation of Octomera (see note 3)	-	-	(411)	-
Loss before income taxes	12,259	1,383	19,961	10,860
Tax expenses	394	25	614	37
Net loss	12,653	1,408	20,575	10,897
Net (loss) income attributable to non-controlling interests (including redeemable)	-	(52)	394	(105)
Net loss attributable to Orgenesis Inc.	$12,653	$1,356	$20,969	$10,792

Loss per share:
Basic and diluted	$0.43	$0.05	$0.75	$0.43

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	29,162,459	25,403,907	27,933,067	24,944,814

Comprehensive loss:
Net loss	$12,653	$1,408	$20,575	$10,897
Other comprehensive (income) loss - translation adjustments	(9)	556	43	1,033
Release of translation adjustment due to deconsolidation of Octomera	-	-	(384)	-
Comprehensive loss	12,644	1,964	20,234	11,930
Comprehensive (loss) income attributed to non-controlling interests	-	(52)	394	(105)
Comprehensive loss attributed to Orgenesis Inc.	$12,644	$1,912	$20,628	$11,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non-Controlling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the nine months ended September 30, 2023:
Stock-based compensation to employees and directors	-	-	347	-	-	-	347	-	347
Stock-based compensation to service providers	-	-	40	-	-	-	40	-	40
Issuance of shares and warrants net of issuance costs	3,947,368	*	4,341	-	-	-	4,341	-	4,341
Issuance of Shares due to exercise of warrants	973,684	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Non-controlling Interests	-	-	-	-	-	-	-	(1,421)	(1,421)
Comprehensive income (loss) for the period	-	-	-	341	-	(20,969)	(20,628)	(89)	(20,717)
Balance at September 30, 2023	30,466,807	$3	$155,819	$71	$(1,266)	$(142,230)	$12,397	$-	$12,397

*	Represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non-Controlling Interest	Total
Balance at January 1, 2022	24,280,799	$3	$145,916	$207	$(1,266)	$(106,372)	$38,488	$143	$38,631
Changes during the nine months ended September 30, 2022:
Stock-based compensation to employees and directors	-	-	646	-	-	-	646	-	646
Stock-based compensation to service providers	-	-	48	-	-	-	48	-	48
Exercise of options	510,017	*	6	-	-	-	6	-	6
Issuance of warrants with respect to convertible loans	-	-	574	-	-	-	574	-	574
Issuance of shares	724,999	*	2,175	-	-	-	2,175	-	2,175
Issuance of shares related to acquisition of Mida	29,940	*	100	-	-	-	100	-	100
Comprehensive loss for the period	-	-	-	(1,033)	-	(10,792)	(11,825)	(105)	(11,930)
Balance at September 30, 2022	25,545,755	$3	$149,465	$(826)	$(1,266)	$(117,164)	$30,212	$38	$30,250

*	Represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non-Controlling Interest	Total
Balance at July 1, 2023	28,466,807	$3	$154,743	$62	$(1,266)	$(129,577)	$23,965	$-	$23,965
Changes during the three months ended September 30, 2023:
Stock-based compensation to employees and directors	-	-	68	-	-	-	68	-	68
Stock-based compensation to service providers	-	-	8	-	-	-	8	-	8
Issuance of shares	2,000,000	*	1,000	-	-	-	1,000	-	1,000
Comprehensive income (loss) for the period	-	-	-	9	-	(12,653)	(12,644)	-	(12,644)
Balance at September 30, 2023	30,466,807	$3	$155,819	$71	$(1,266)	$(142,230)	$12,397	$-	$12,397

*	Represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock			Receipts on	Accumulated			Equity Attributed
	Number	Par Value	Additional Paid-in Capital	Account of Shares to be Allotted	Other Comprehensive Loss	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at July 1, 2022	24,820,756	$3	$146,919	$2,175	$(270)	$(1,266)	$(115,808)	$31,753	$90	$31,843
Changes during the three months ended September 30, 2022:
Stock-based compensation to employees and directors	-	-	183	-	-	-	-	183	-	183
Stock-based compensation to service providers	-	-	11	-	-	-	-	11	-	11
Issuance of warrants with respect to convertible loans	-	-	177	-	-	-	-	177	-	177
Issuance of shares	724,999	*	2,175	(2,175)	-	-	-	-	-	-
Comprehensive loss for the period	-	-	-	-	(556)	-	(1,356)	(1,912)	(52)	(1,964)
Balance at September 30, 2022	25,545,755	$3	$149,465	$-	$(826)	$(1,266)	$(117,164)	$30,212	$38	$30,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,575)	$(10,897)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	387	694
Capital gain, net	-	(5)
Profit from deconsolidation of Octomera	(411)	-
Share in losses of associated companies, net	9,517	1,189
Depreciation and amortization expenses	1,366	1,463
Effect of exchange differences on inter-company balances	129	353
Net changes in operating leases	(82)	(58)
Interest expenses accrued on loans and convertible loans	769	764
Loss from extinguishment in connection with convertible loan restructuring	283	-
Changes in operating assets and liabilities:
Accounts receivable	(8,076)	(8,838)
Prepaid expenses and other accounts receivable	(1,598)	308
Inventory	(389)	10
Other assets	10	17
Accounts payable	3,925	(1,574)
Accrued expenses and other payables	266	2,379
Employee and related payables	135	32
Deferred taxes liability	9	-
Net cash used in operating activities	$(14,335)	$(14,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	538
Increase in loan to associates entities	-	(2,578)
Repayment of loan granted	-	782
Sale of property and equipment	-	71
Purchase of property, plant and equipment	(2,096)	(6,971)
Cash acquired from acquisition of Mida	-	702
Impact to cash resulting from deconsolidation (see note 3)	(973)	-
Investment in Octomera (see note 3)	(543)	-
Investment in long-term deposits	(33)	(2)
Net cash used in investing activities	$(3,645)	$(7,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares due to exercise of options and warrants (net of transaction costs)	4,341	2,181
Proceeds from issuance of convertible loans	5,660	19,150
Proceeds from transaction with redeemable non-controlling interest that do not acquire control of a subsidiary, see note 3	5,000	-
Repayment of convertible loans and convertible bonds	(3,000)	(2,300)
Repayment of short and long-term debt	(33)	(20)
Proceeds from issuance of loans payable	425
Grant received in respect of third party	-	1,413
Transfer of the grant received to third party	-	(329)
Net cash provided by financing activities	$12,393	$20,095

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(5,587)	$(1,526)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7	19

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,369	5,974

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$789	$4,467

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	$752	$432
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(368)
Issuance of common stocks for the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	$287	$-

CASH PAID DURING THE YEAR FOR:
Interest	$785	$458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(U.S. Dollars in thousands, except share amounts)

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

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark” or “MM”) in the Company’s subsidiary Octomera LLC (formerly Morgenesis LLC) (“Octomera” or “Morgenesis”) in November 2022 (“the Metalmark Investment”), the Company separated its operations into two operating segments: the operations of Octomera (the “Morgenesis” or “Octomera” segment) and therapies related activities (the “Therapies” segment).

On June 30, 2023, in connection with an additional $1,000 investment in Octomera, the Company and MM entered into Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement Amendment”) to change the name of Morgenesis to “Octomera LLC” and to amend Morgenesis’ board composition. Pursuant to the LLC Agreement Amendment, the board of managers of Octomera (the “Octomera Board”) will be comprised of five managers, two of which will be appointed by the Company, one of which will be an industry expert appointed by MM, and two of which will be appointed by MM. The change was effective immediately. As a result of the amendment to the composition of the Octomera Board pursuant to the LLC Agreement Amendment described above, the Company deconsolidated Octomera from its consolidated financial statements as of June 30, 2023 (“date of deconsolidation”) and recorded its equity interest in Octomera as an equity method investment, see note 3.

The Company currently owns approximately 75% of Octomera LLC.

These consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.” The Company must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. Because the Company’s share has traded for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq has sent a deficiency notice to the Company, which was received on September 27, 2023, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

Through September 30, 2023, the Company had an accumulated deficit of $142,230. For the nine months ended September 30, 2023, the Company incurred negative cash flows from operating activities of $14,335. The Company’s activities have recently been funded primarily by offerings of its equity securities, loans, and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

If there are further reductions in revenues or increases in operating costs for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, the Company will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. In addition, in order to fund the Company’s operations until such time that the Company can generate sustainable positive cash flows, the Company will need to raise additional funds.

The Company expects its current and projected cash resources and commitments will not be sufficient to meet the Company’s obligations for the next 12 months, raising a substantial doubt about the Company’s ability to continue as a going concern. Management plans include raising additional capital to fund the Company’s operations and to repay the Company’s outstanding loans when they become due, as well as exploring additional avenues to increase revenue and reduce capital expenditures. See note 1 a. The Company’s ability to fund the completion of its ongoing and planned activities may be substantially dependent upon whether the Company can obtain sufficient funding at acceptable terms. If the Company is unable to raise sufficient additional capital or meet revenue targets, it may have to reduce or eliminate certain activities and reduce its headcount.

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

b. Significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Use of Estimates in the Preparation of Financial Statements

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, judgments, and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses and the determination of the fair value of the retained interest of equity investment as of the deconsolidation. Actual results could differ from those estimates.

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

Recently issued accounting pronouncements, not yet adopted

On August 23, the FASB issued guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. Before the ASU, there was no authoritative guidance in US GAAP that addressed how a joint venture should recognize contributions received. As a result, there has been diversity in practice, with some joint ventures accounting for contributions received at carry over basis and others at fair value. This new guidance is intended to reduce diversity in practice and provide users of the joint venture’s financial statements with more decision-useful information. It may also reduce the amount of basis differences that an investor in a joint venture needs to track. The new guidance should be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no net effect on previously reported results of operations.

NOTE 3 – REDEEMABLE NON-CONTROLLING INTEREST AND DECONSOLIDATION

Additional Investments in Octomera LLC

During 2023, the Company and MM entered into various amendments to the Unit Purchase Agreement, dated November 4, 2022 (the “UPA”). Pursuant to such amendments, MM or the Company as the case may be, agreed to pay certain amounts in exchange for Class A Preferred Units of Octomera to support the continued expansion of Orgenesis’ POCare Services (the “Subsequent Investment”), all as detailed in the table below. In the case of MM investments, the investment amount of the First Future Investment (as defined in the UPA) was reduced by the amount of the Subsequent Investment.

Date	Investing party	Amendment #	Amount	Class A Preferred units obtained
May 5, 2023	MM	1	$5,000	500,000
June 30, 2023	MM	2	$1,000	100,000
August 22, 2023	MM	3	$100	10,000
August 29, 2023	Company	4	$543	54,310
September 6, 2023	MM	5	$100	10,000
September 13, 2023	MM	6	$150	15,000
September 28, 2023	MM	7	$150	15,000
October 12, 2023	Company	8	$117	11,700
November 9, 2023	Company	9	$176	17,600

During October 2023, MM loaned an Octomera subsidiary $700. The loan bears annual interest of 10% and is due for repayment during April 2024.

As a result of the deconsolidation (see note 1a), the Company recorded a net profit of $411, representing the difference between the fair value of the retained interest in Octomera and the net assets deconsolidated in the transaction as follows:

Fair value of the retained interest in Octomera	$31,442
Net assets deconsolidated	32,551
Other related items deconsolidated, net	(1,520)
Net profit	$411

The change in board composition does not constitute a strategic shift from the Company’s perspective and therefore the Company did not treat the deconsolidation as a discontinued operation.

Following the Amendment No. 2, the Company accounted for its investment in Octomera according to the equity method in accordance with ASC Topic 323, as it has retained the ability to exercise significant influence but does not control the entity. The Company thus recognized an equity method investment in a total amount of $31,400 comprised of the assumed fair value of the Octomera shares held by the Company. Following the deconsolidation, the Company recognized related party balances that are disclosed on the face of the Company’s balance sheet.

The preliminary allocation of the purchase price (“PPA”) to net assets acquired and liability assumed resulted in the recognition of intangible asset of $6,200 and other net assets of $25,200. The value assigned to intangible assets is amortized over a period of 10 years and the related amortization will be included under share in net losses (profits) from associated companies. The estimated fair value is preliminary and based on the information that was available as of June 30, 2023.

In evaluating the fair value of the Octomera Equity Investment under the income approach, the Company used a discounted cash flow model of the business, adjusted to the Company’s share in the investment. Key assumptions used to determine the estimated fair value included: (a) internal cash flows forecasts for 5 years following the assessment date, including expected revenue growth, costs to produce, operating profit margins and estimated capital needs; (b) an estimated terminal value using a terminal year long-term future growth determined based on the growth prospects of the reporting units; and (c) a discount rate which reflects the weighted average cost of capital adjusted for the relevant risk associated with the Company’s reporting unit operations and the uncertainty inherent in the Company’s internally developed forecasts. The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of other intangible assets, net, which comprised of technology. The useful life of the technology for amortization purposes was determined by considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets, adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of intangible assets.

The following table represents the deconsolidated amounts from the Company’s Balance Sheet at the date of deconsolidation:

ASSETS:
Cash and cash equivalents	973
Other current assets	47,217
Non-current assets	29,443
TOTAL ASSETS	77,633

LIABILITIES:
Current liabilities	6,566
Long-term liabilities	2,313
TOTAL LIABILITIES	8,879

REDEEMABLE NON-CONTROLLING INTEREST	36,203

NET ASSETS DECONSOLIDATED	32,551

NOTE 4 – EQUITY-METHOD INVESTMENTS

As of September 30, 2023, and December 31, 2022, the balances of our equity-method investments were 22,509 and $39, respectively, and are as follows:

Octomera LLC

The Company currently owns approximately 75% of Octomera LLC.

As of September 30, 2023, the balance of our equity-method investment related to Octomera was approximately $22,479. Through September 30, 2023, the Company’s share in Octomera’s net loss was $9,507.

Our equity-method investment in Octomera is considered a significant investee as our proportionate share of its income is greater than 20% of our total net loss. The following table presents summarized results of operations for the three months since the date of deconsolidation:

Three-Months Ended
September 30, 2023
Total revenue	$2,704
Gross loss	$478
Net loss	$11,820

NOTE 5 – SEGMENT INFORMATION

The Octomera operations segment includes mainly POCare Services, while the Therapies segment includes the Company’s therapeutic development operations. The segment information includes all the results of the Octomera segment up to the effective date of deconsolidation.

Because the Company conducted all its operations as one segment prior to the Metalmark Investment, the above changes were reflected through retroactive revision of prior period segment information based on the subsidiaries that were transferred to Octomera. Certain activities of these subsidiaries have changed after they were transferred to the Octomera operations segment.

The Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the two identified reportable segments to make decisions about resources to be allocated to the segments and assess their performance.

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the nine months ended September 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$16,483	350	$(2,704)	$14,129
Cost of revenues*	(6,959)	(531)	1,874	(5,616)
Gross profit	9,524	(181)	(830)	8,513
Cost of development services and research and development expenses*	(6,828)	(2,830)	2,327	(7,331)
Operating expenses*	(13,329)	(4,962)	9,706	(8,585)
Share in net income of associated companies	-	(10)	(9,507)	(9,517)
Other income, net	2	2	-	4
Depreciation and amortization	(1,294)	(589)	517	(1,366)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(587)	(1,314)	94	(1,807)
Profit from deconsolidation of Octomera	-	-	411	411
Income (loss) before income taxes	$(12,512)	(10,167)	$2,718	$(19,961)

*	Excluding Depreciation and amortization expenses

Segment data for the nine months ended September 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$20,705	5,908	$(5,496)	$21,117
Revenues from related party	1,284	-	-	1,284
Total revenues	21,989	5,908	(5,496)	22,401
Cost of revenues*	(1,988)	(857)	356	(2,489)
Gross profit	20,001	5,051	(5,140)	19,912
Cost of development services and research and development expenses*	(10,791)	(11,209)	4,297	(17,703)
Operating expenses*	(2,822)	(6,742)	843	(8,721)
Share in net income of associated companies	(222)	(967)	-	(1,189)
Other income, net	2	4	-	6
Depreciation and amortization	(685)	(778)	-	(1,463)
Financial Expenses, net	(2,087)	385	-	(1,702)
Income (loss) before income taxes	$3,396	$(14,256)	$-	$(10,860)

*	Excluding Depreciation and amortization expenses

Segment data for the three months ended September 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$2,704	110	$(2,704)	$110
Cost of revenues*	(1,875)	(133)	1,874	(134)
Gross profit	829	(23)	(830)	(24)
Cost of development services and research and development expenses*	(2,327)	(779)	2,327	(779)
Operating expenses*	(9,706)	(1,241)	9,706	(1,241)
Share in net income of associated companies	-	(11)	(9,507)	(9,518)
Other income	-	2	-	2
Depreciation and amortization	(515)	(193)	517	(191)
Financial Expenses, net	(93)	(508)	93	(508)
Income (loss) before income taxes	$(11,812)	(2,753)	$2,306	$(12,259)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended September 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$7,756	2,046	$(1,961)	$7,841
Revenues from related party	147	-	-	147
Total revenues	7,903	2,046	(1,961)	7,988
Cost of revenues*	(664)	(217)	-	(881)
Gross profit	7,239	1,829	(1,961)	7,107
Cost of development services and research and development expenses*	(4,019)	(1,181)	1,662	(3,538)
Operating expenses*	(1,385)	(2,002)	299	(3,088)
Share in net income of associated companies	(222)	(52)	-	(274)
Other income (loss), net	(1)	(1)	-	(2)
Depreciation and amortization	(288)	(200)	-	(488)
Financial Expenses, net	(836)	(264)	-	(1,100)
Income (loss) before income taxes	$488	$(1,871)	$-	$(1,383)

*	Excluding Depreciation, amortization expenses

NOTE 6 – EQUITY

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

The Warrants have an exercise price of $1.90 per share, are exercisable immediately and will expire five years following the date of issuance. The Warrants have an alternate cashless exercise option (beginning on or after the earlier of (a) the thirty-day anniversary of the date of the Purchase Agreement and (b) the date on which the aggregate composite trading volume of Common Stock following the public announcement of the pricing terms exceeds 13,600,000 shares), to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y) 1.0. The aggregate gross proceeds to the Company from the Offering were $3,700, before deducting placement agent cash fees equal to 7.0% of the gross proceeds received and other expenses from the Offering payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes, including the Company’s therapy related activities.

As of September 30, 2023, all of the warrants were exercised using the alternate cashless exercise option described above.

On August 31, 2023, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “Offering”), 2,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $0.50 per share. The Company received proceeds of $1,000. The Offering closed on August 31, 2023.

NOTE 7 –LOANS

On July 25, 2023, one of the Company’s subsidiaries received a loan from an offshore investor in the amount of $175. The loan bears 8% annual interest and is repayable on January 1, 2024.

On August 15, 2023, the Company received a loan from an investor in the amount of $250. The loan bears 8% annual interest and is repayable on January 1, 2024.

During October 2023, the Company’s subsidiaries received loans in the amount of $140. The loans bear interest at annual interest rates ranging from 0% to 10%, and are repayable between November 30, 2023 and January 1, 2024.

NOTE 8 – CONVERTIBLE LOANS

Convertible loans outstanding as of September 30, 2023 and December 31, 2022 are as follows:

Principal Amount		Issuance Date (Year)	Current Interest Rate %	Current Maturity (Year)	Current Conversion Price $

Convertible Loans Outstanding as of September 30, 2023
$750		2018	10%	2026	2.50
1,500		2019	10%	2026	7.00
100		2019	8%	2023	2.50
5,000		2019	10%	2026	2.50
100		2020	8%	2023	7.00
5,000		2022	10%	2026	2.50
1,150	**	2022	6%	2023	4.50
5,000		2023	8%	2026	2.46
660		2023	8%	2024	*
$19,260

*	See Koligo convertible loan agreement below.
**	Seenote 13.

Convertible Loans Outstanding as of December 31, 2022

$750	2018	2%	2023	7.00
1,600	2019	8%	2024	7.00
5,000	2019	6%	2023	7.00
100	2020	8%	2023	7.00
8,000	2022	10%	2024	2.50
1,150	2022	6%	2023	4.50
$16,600

Convertible Loans Entered into in 2023

On January 10, 2023 (the “Effective Date”), the Company entered into the following agreements: (i) a convertible loan agreement (the “NewTech Convertible Loan Agreement”) with NewTech Investment Holdings, LLC (the “NewTech Lender”), pursuant to which the NewTech Lender loaned the Company $4,000 (the “NewTech Loan Amount”), and (ii) a convertible loan agreement (the “Malik Convertible Loan Agreement”, together with the NewTech Convertible Loan Agreement, the “Convertible Loan Agreements”) with Ariel Malik (the “Malik Lender”, together with the NewTech Lender, the “Lenders”), pursuant to which the Malik Lender loaned the Company $1,000 (the “Malik Loan Amount”, together with the NewTech Loan Amount, the “Loan Amount”).

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

Under the terms of the Convertible Loan Agreements, the Company used the proceeds from the Loan Amount to (i) redeem the loan amount from the previously disclosed Convertible Loan Agreement, dated as of May 19, 2022 between Orgenesis and Ricky Steven Neumann, as amended by the previously disclosed certain Convertible Loan Extension Agreement, dated as of October 23, 2022, by and between Orgenesis and Ricky Steven Neumann, and (ii) for general corporate purposes. Pursuant to the terms, the Company repaid said loan upon receipt of the Loan Amount.

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

Koligo Convertible Loan

On March 27, 2023, the Company’s subsidiary Koligo Therapeutics Inc. (“Borrower”), entered into a convertible loan agreement (the “Convertible Loan Agreement”) with Yehuda Nir (the “Lender,” and together with the Borrower, the “Parties”), pursuant to which the Lender agreed to loan the Borrower up to $5,000 (the “Loan Amount”). Interest is calculated at 8% per annum (based on a 365-day year) and is payable, along with the principal, on or before January 1, 2024 (the “Maturity Date”). The Maturity Date may be extended by the Lender in the Lender’s sole and absolute discretion and any such extension(s) shall be in writing signed by the Parties. The Loan Amount may be prepaid by the Borrower in whole or in part at any time with the prior written approval of the Lender.

If prior to December 31, 2023, the Borrower issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Borrower of at least $5,000 (excluding conversion of the Loan Amount) (a “Qualified Financing”), then the outstanding principal amount of the Loan Amount, and any and all accrued but unpaid interest thereon (collectively, the “Outstanding Amount”), will automatically convert into such Equity Securities issued pursuant to the Qualified Financing at a price per share equal to fifty percent (50%) of the price per share paid for each share of the Equity Securities purchased for cash by the investors in the Qualified Financing (the “Mandatory Conversion”). The per share price for the Mandatory Conversion shall be calculated on a fully diluted basis (including equity underlying all outstanding options, warrants, and other convertible securities, but excluding the Equity Securities issuable upon the Mandatory Conversion).

The Parties agreed that the Lender shall have the option to assign $1,500 of the Loan Amount due to the Lender under that certain convertible loan agreement between the Lender and the Company dated April 21, 2022, as amended, (collectively the “Original Loan”), to the Borrower (the “Loan Assignment”). The terms of the Loan Assignment will be the same as under the Original Loan, including a maturity date of January 31, 2026 and an annual interest rate of 10%. The Loan Assignment will be subject to the Mandatory Conversion as described above. As of the date of the issue of these financial statements, said assignment has not occurred.

Under the terms of the Koligo Convertible Loan Agreement, the Borrower agreed to use the Loan Amount to fund working capital and ongoing operations and for no other purposes unless the Lender agrees in writing. As of September 30, 2023, Koligo received $660 under the Koligo Convertible Loan Agreement.

On September 29, 2023, Borrower entered into another convertible loan agreement (the “Sai Convertible Loan Agreement”) with Sai Traders (the “Lender,” and together with the Borrower, the “Parties”), pursuant to which the Lender agreed to loan the Borrower up to $25,000 (the “Sai Convertible Loan”). The Sai Convertible Loan shall consist of an Initial Installment of $1,500 (“Initial Installment”), and at the election of the Borrower thereafter while the Sai Convertible Loan remains outstanding, Borrower may issue up to an additional $23,500 (“Subsequent Installments”). The Sai Convertible loan bears transaction costs of 8%. Interest is calculated at 10% per annum (based on a 365-day year) of all outstanding principal borrowings and is payable, along with the principal (collectively the “Outstanding Amount”), on or before December 1, 2027 (the “Maturity Date”). The Loan Amount may be prepaid by the Borrower in whole or in part at any time without penalty.

Under the terms of the Sai Convertible Loan Agreement, at the option of the Lender at the Maturity Date or any time prior, the Outstanding Amount may be convertible, in whole or in part, into the number of shares of Common Stock of the Company equal to the quotient obtained by dividing (x) the Outstanding Amount by (y) the Conversion Price. The “Initial Installment Conversion Price” for the Outstanding Amount relating to the Initial Installment shall be a price per share of Common Stock equal to $2.50. The “Subsequent Installment Conversion Price” for the Outstanding Amount relating to the Subsequent Installment(s) shall be a price per share of Common Stock equal to $3.50. Lender agrees that it shall not deliver a notice of conversion that upon effect results in the holder to beneficially own more than 19.99% of the then outstanding shares of Company’s Common Stock. Lender may elect to, instead of the conversion of the Outstanding Amount into Common shares of Company, convert the entire Outstanding Amount into the securities of Borrower pursuant to a the first issuance of equity of the Borrower under which the Borrower raises at least $5,000 in gross proceeds (“Qualified Financing”) at a price per share equal to 75% of the price per share paid for each share of the equity securities purchased for cash by the investors in such a Qualified Financing. In the event of the Borrower being listed on a public securities exchange, Lender shall have the option to convert the Outstanding Amount at a 25% premium to the volume weighted average price of the Borrower’s equity over the preceding five (5) days as reported by Bloomberg (“5-Day VWAP”), provided that any such conversion shall not result in the Lender to beneficially own more than 19.99% of the then beneficial shares of the Borrower. In the event of an acquisition of the Borrower (“Acquisition”), prior to the closing of such acquisition, Lender shall have the option to convert the Outstanding Amount into equity securities of the Borrower at a price equivalent to seventy five percent (75%) of the price paid by such buyer to acquire the Borrower.

As of September 30, 2023, and as of the date of this report, the Initial Installment was not received, and was therefore not reflected in the Consolidated Balance sheet of September 30, 2023.

Extension of Existing Loan Agreements

On January 12, 2023, the Company entered into (i) a Convertible Credit Line and Unsecured Convertible Note Extension #2 Agreement with Yosef Dotan (the “Dotan Extension Agreement”), (ii) a Convertible Credit Line Extension Agreement with Aharon Lukach (the “Lukach Extension Agreement”) and (iii) a Convertible Loans and Unsecured Convertible Notes Extension #2 Agreement with Yehuda Nir (the “Nir Extension Agreement”), each which extended the maturity date of the convertible loans under their respective loan agreements (as described below) to January 31, 2026. The aggregate principal amount of loans extended was $12,000 and the interest rate on the extended loans varied between 2% and 10%. In consideration for the extensions, (i) the interest rate on such principal amount of such loans was increased to 10% per annum commencing on February 1, 2023 (except for the Nir Convertible Loan Agreement dated as of April 12, 2022, which already had a 10% per annum interest rate), (ii) the conversion price of the loans was reduced from $7.00 to $2.50 (except for the Nir Convertible Loan Agreement dated as of April 12, 2022, which already had a $2.50 conversion price), (iii) the exercise price of the warrants issuable upon conversion of the 2% Notes and the Nir Convertible Loan Agreement dated as of May 17, 2019 was reduced to $2.50 per share and the term of such warrants was extended to January 31, 2026.

The Dotan Extension Agreement related to a Convertible Credit Line Agreement dated as of October 3, 2019, as amended, of which $750 principal amount plus interest is outstanding as of September 30, 2023, and 2% Notes purchased from the Company on November 3, 2018, of which $250 principal amount plus interest is outstanding. Based on its analysis, the Company concluded that the change in terms referred to Convertible Credit Line Agreement and the 2% Notes should be accounted for as a modification and an extinguishment respectively.

The Lukach Extension Agreement related to a Convertible Credit Line Agreement dated as of October 3, 2019, as amended, of which $750 principal amount plus interest is outstanding as of September 30, 2023. Based on its analysis, the Company concluded that the change in terms referred to above should be accounted for as a modification.

The Nir Extension Agreement related to 2% Notes purchased from the Company on November 3, 2018, as amended, of which $500 principal amount plus interest is outstanding as of September 30, 2023, a Convertible Loan Agreement dated as of May 17, 2019, of which $5,000 principal amount plus interest is outstanding, and a Convertible Loan Agreement dated as of April 12, 2022, as amended, of which $5,000 principal amount plus interest is outstanding. Based on its analysis, the Company concluded that the change in terms referred to the 2% Notes and Convertible Loan Agreement should be accounted for as an extinguishment and a modification respectively.

NOTE 9 – STOCK-BASED COMPENSATION

a.	Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2023 to September 30, 2023:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant	Expiration Period
Employees	253,500	$0.74	Quarterly over a period of two years	$128	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2023 to September 30, 2023
Value of one common share	$0.58-$1.36
Dividend yield	0%
Expected stock price volatility	70%-78%
Risk free interest rate	3.91%-4.28%
Expected term (years)	5.56-6.06

b.	Options Granted to Non-Employees

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2023 to September 30, 2023:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant	Expiration Period
Non-employees	8,335	$1.36	Annually over a period of five years	$9	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2023 to September 30, 2023
Value of one common share	$1.36
Dividend yield	0%
Expected stock price volatility	80%
Risk free interest rate	4.07%
Expected term (years)	10

NOTE 10 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$12,653	$1,356	$20,969	$10,792
Weighted average number of common shares outstanding	29,162,459	25,403,907	27,933,067	24,944,814
Net loss per share	$0.43	$0.05	$0.75	$0.43

For the nine months ended September 30, 2023 and September 30, 2022, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Diluted loss per share does not include 7,929,275 shares underlying outstanding options and warrants and 7,139,018 shares upon conversion of convertible loans for the nine months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,963,476 shares underlying outstanding options and warrants and 7,213,348 shares upon conversion of convertible loans for the three months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

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

NOTE 11 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue stream:

POC development services	$-	$1,118	$-	$13,716
Cell process development services and hospital services	110	4,438	8,598	5,837
POC cell processing	-	2,432	5,531	2,848
Total	$110	$7,988	$14,129	$22,401

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue earned:

Customer A (United States)	$-	$-	$3,415	$-
Customer B (United States)	$-	$-	$2,572	$-
Customer C (Greece)	$-	$3,401	$2,022	$6,058
Customer D (United States)	$-	$669	$3,605	$4,398
Customer E (Korea)	$-	$283	$-	$3,708
Customer F (United Arab Emirates)	$-	$1,254	$-	$3,508

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Balance as of beginning of period	$36,183	$15,245
Elimination of acquisition receivables	-	(1,337)
Additions	14,167	21,367
Collections	(6,090)	(11,187)
Exchange rate differences	(73)	(344)
Deconsolidation of Octomera	(44,116)	-
Balance as of end of period	$71	$23,744

* The activity of the related party included in the trade receivables activity above is comprised of:

Nine Months Ended
September 30, 2022
Balance as of beginning of period	$1,972
Additions	1,284
Collections	(1,070)
Balance as of end of period	$2,186

The activity for contract liabilities is comprised of:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Balance as of beginning of period	$70	$59
Additions	156	11
Deconsolidation of Octomera	(106)	-
Balance as of end of period	$120	$70

NOTE 12 – OTHER SIGNIFICANT TRANSACTIONS AND AGREEMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2023

In January 2023, the Company entered into updated joint venture (JV) agreements (JVAs) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to the Company. Texas AT will receive the Company’s option to require the incorporation of the JV entity, Company’s share in the JV Entity, if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. The Company has retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. Pursuant to the JVAs, the Company will no longer be entitled to the additional share of fifteen percent of the JVE’s GAAP profit after tax granted as per the previous version of the JVAs. The Company also has no further obligation to provide any additional funding to the JV entities. As of September 30, 2023, no JV entities were incorporated pursuant to the JVAs.

On July 25, 2023, the Company and Mircod LLC (“Mircod”) entered into a settlement and release agreement pursuant to which they agreed to terminate the joint venture and loan agreement between themselves. Also, pursuant to the agreement, Mircod agreed to deliver all the related deliverables to the Company, and the Company agreed to pay Mircod consideration in the amount of $1,000, of which half will be paid in cash, and one half in Orgenesis shares, upon receipt of the deliverables. As of September 30, 2023, Mircod invoiced the Company $300 in respect of deliverables that it claims were delivered and this amount is included in accounts payable.

On July 25, 2023, the Company, a Sub-licensee, and the equity interest owner of that Sub-licensee (“Sub-licensee Owner”), entered into agreements whereby:

1)	the Company sub-licensed certain of its therapies to Sub-licensee in return for royalties on future sales and payments upon the successful completion of certain milestones;
2)	subject to the fulfilment certain conditions and milestones, none of which have been fulfilled to date, the Sub-licensee Owner granted the Company a call option to purchase his interests in Sub-licensee at a valuation to be determined by a third-party valuation firm of not less than $8,000 unless agreed otherwise by the parties to the option; and
3)	subject to the fulfilment of certain conditions and milestones, none of which have been fulfilled to date, the Sub-licensee Owner was granted a put option to cause the Company to purchase his equity interest in Sub-licensee at a valuation to be determined by a third-party valuation firm of not less than $8,000 unless agreed otherwise by the parties to the option.

The Company has received $120 from Sub-licensee as an advance on account of future license fees. No milestones have been completed to date.

On September 14, 2023, the Company informed Yeda Research and Development Company Limited of its intention to terminate the license and research agreement entered into during 2022. The termination will take effect on November 13, 2023.

NOTE 13 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against the Company, Orgenesis LTD (“the Israeli Subsidiary”), Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel Hashomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contain know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10,000 to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint, the Plaintiffs filed their response and the parties are now conducting disclosure proceedings in accordance with Israel’s civil regulations. Since a material loss is not considered probable, no provision was made in the financial statements.

It has been brought to the Company’s attention, that, on September 6, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, Octomera LLC, Orgenesis Biotech Israel LTD, Theracell Laboratories Private Company, and Vered Caplan (collectively, the “defendants”) by Ehud Almon (Plaintiff) for certain finders’ fees and / or royalties related to sales made by an Octomera subsidiary to a Greek entity in the amount of $896 and also for other means of compensation. The Claim has yet to be legally delivered to the defendants. Since a material loss is not considered probable, no provision was made in the financial statements.

On October 26, 2023, a complaint was filed in the Supreme Court of the State of New York by plaintiffs Southern Israel Bridging Fund Two LP and Mr. Amir Hasidim, against the Company, seeking the payment of $1,150 together with interest in the amount of 6%. The said amount is based on a Convertible Loan Agreement dated May 17, 2022, which provided for a loan amount of $5,000 under which the Company was only allowed to borrow $1,150 from the plaintiffs. Notwithstanding the Convertible Loan Agreement, on August 21, 2023, Company sent the plaintiffs an offset notice in light of the plaintiffs’ breach of obligations under the Convertible Loan Agreement and the damages caused to the Company as a result of said breach. Accordingly, the Company disputes whether it owes plaintiffs the amount sought in the Complaint.

NOTE 14 – SUBSEQUENT EVENTS

Recent developments

The Company conducts certain of its operations in the State of Israel and some of our business and operations may be affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict. The current war military operations may affect certain of the Company’s activities, business and operations although it is currently not possible to predict such effect.

Registered Direct Offering

On November 8, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor named therein (the “Investor”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investor (the “Offering”), (i) 1,410,256 shares (the “Shares”) of common stock, par value $0.0001 per share, of the Company (“Common Stock”), and (ii) warrants exercisable for 1,410,256 shares of Common Stock (the “Warrants” and, together with the Shares, the “Securities”). The combined offering price for each Share and accompanying Warrant was $0.78. The Warrants will be exercisable immediately following the date of issuance and may be exercised for a period of five years from the initial exercisability date at an exercise price of $0.78 per share. The exercise prices and numbers of shares of Common Stock issuable upon exercise of the Warrants will be subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s Common Stock.

The Offering closed on November 9, 2023, and the Company received net proceeds of approximately $943 after deducting placement agent’s fees and estimated offering expenses payable by the Company.

Equity Line of Credit

On November 8, 2023, the Company also agreed to enter into an Equity Line of Credit Agreement (the “ELOC Agreement”) with the Investor pursuant to which the Company may sell and issue to the Investor, and the Investor is obligated to purchase from the Company, up to $25,000 of its Common Stock, from time to time over a 24-month period, provided that certain conditions are met. In connection with the ELOC Agreement, the Company agreed that it shall be prohibited from entering into any variable, reset, or otherwise adjustable equity or equity-linked transactions during the term of the ELOC Agreement. The Company also agreed to issue to the Investor warrants exercisable for 750,000 shares of Common Stock at an exercise price of $0.01 per share if the ELOC Agreement is not closed by February 6, 2024.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries or subsidiaries of Octomera LLC (whose name was changed on June 30, 2023, from Morgenesis LLC), Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Services SRL, a Belgian-based entity (“Orgenesis Services SRL”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland LLC (formerly Orgenesis Maryland Inc.), a Maryland limited liability company (the “U.S. Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc., a Kentucky corporation (“Koligo”); Tissue Genesis International LLC (“Tissue Genesis”) a Texas limited liability company; Orgenesis Germany GmbH (the “German Subsidiary”); Orgenesis CA, Inc. (the “California Subsidiary”); Mida Biotech BV (the “Dutch Subsidiary”) which was purchased in 2022; Orgenesis Australia PTY LTD (the “Australian Subsidiary”); Orgenesis Italy SRL (the “Italian Subsidiary”); Theracell Laboratories Private Company (“Theracell Laboratories”), a Greek company; Orgenesis Austria GmbH, an Austrian company; ORGS POC CA Inc., a Delaware company incorporated in 2023; and Octomera LLC, a Delaware limited liability company (“Morgenesis” or “Octomera”).

Corporate Overview

We are a global biotech company working to unlock the potential of CGTs in an affordable and accessible format. CGTs can be centered on autologous (using the patient’s own cells) or allogenic (using master banked donor cells) and are part of a class of medicines referred to as advanced therapy medicinal products, or ATMPs. We are mostly focused on the development of autologous therapies that can be manufactured under processes and systems that are developed for each therapy using a closed and automated approach that is validated for compliant production near the patient for treatment of the patient at the point of care, or POCare. This approach has the potential to overcome the limitations of traditional commercial manufacturing methods that do not translate well to commercial production of advanced therapies due to their cost prohibitive nature and complex logistics to deliver such treatments to patients, ultimately limiting the number of patients that can have access to, or can afford, these therapies.

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

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark” or “MM”) in November 2022, we separated our operations into two operating segments: the operations of Octomera LLC (the “Morgenesis” segment which we have renamed the “Octomera” segment following the change of name of Morgenesis LLC to Octomera LLC) and therapies related activities (the “Therapies” segment). Prior to that, we conducted all our operations as one single segment. The Octomera segment includes mainly POCare Services and includes the results of the subsidiaries transferred to Octomera and all of the operations of Octomera LLC. The Therapies segment includes our therapeutic development operations. The segment information presented in note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflects the results of the subsidiaries that were transferred to Octomera.

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

Therapies segment (POCare Therapies)

While the biotech industry struggles to determine the best way to lower cost of goods and enable CGTs to scale, the scientific community continues to advance and push the development of such therapies to new heights. Clinicians and researchers are excited by all the new tools (new generations of industrial viruses, big data analysis for genetic and molecular data) and technologies (CRISPR, mRNA, etc.) available, often at a low cost, to perform advanced research in small labs. Most new therapies arise from academic institutes or small spinouts from such institutes. Though such research efforts may manage to progress into a clinical stage, utilizing lab based or hospital-based production solutions they lack the resources to continue the development of such drugs to market approval.

Historically, drug/therapeutic development has required investments of hundreds of millions of dollars to be successful. One significant cause for the high cost is that each therapy often requires unique production facilities and technologies that must be subcontracted or built. Further the cost of production during the clinical stage is extremely expensive, and the cost of the clinical trial itself is very high. Given these financial restraints, researchers and institutes hope to out-license their therapeutic products to large biotech companies or spin-out new companies and raise large fundraising rounds. However, in many cases they lack the resources and the capability to de-risk their therapeutic candidates enough to be attractive for such fundings or partnership.

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

The ability to produce these products at low cost allows for an expedited development process, and the partnership with hospitals around the globe enables joint grants and lower cost of clinical development. The POCare Therapies division reviews many therapies available for out licensing and select the ones which they believe have the highest market potential, can benefit the most from a point of care approach and have the highest chance of clinical success. It assesses such issues by utilizing its global POCare Network and its internal knowhow accumulated over a decade of involvement in the field.

The goal of this in-licensing is to quickly adapt such therapies to a point-of-care approach through regional partnerships, and to out-license the products for market approval in preferred geographical regions. This approach lowers overall development cost, through minimizing pre-clinical development costs incurred by us, and through receiving of the additional funding from grants and/or payments by regional partners.

Our therapies development subsidiaries are:

●	Koligo Therapeutics, Inc., a Kentucky corporation, which is a regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercializing its metabolic pipeline via the POCare Network throughout the United States and in international markets.
●	Orgenesis CA, Inc. a Delaware corporation, which is currently focused on development of technologies and therapies in California.
●	Orgenesis Belgium SRL which is currently focused on product development. Since its incorporation, the subsidiary has been awarded grants in excess of 18,000 Euro from the Walloon region for several projects (DGO6 grants).
●	Orgenesis Switzerland Sarl, which is currently focused on providing group management services.
●	MIDA Biotech BV, which is currently focused on research and development activities, was granted a 4,000 Euro grant under the European Innovation Council Pathfinder Challenge Program which supports cutting-edge science and technology. The grant is for technologies enabling the production of autologous induced pluripotent stem cells (iPSCs) using microfluidic technologies and artificial intelligence (AI).

Orgenesis Italy SRL which is currently focused on R&D activities.

●	Orgenesis Ltd., an Israeli subsidiary which is focused on R&D and a provider of R&D management services for out licenced products. Israel is a hub for biotech research and pioneers in this field.
●	Orgenesis Austria GmbH, an Austrian subsidiary, which is focused on R&D activities.

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

POCare Services Operations Subsidiaries

We conduct our core POCare operations through Octomera (of which we currently own approximately 75%) and which was a consolidated subsidiary of the Company until June 30, 2023. The Octomera subsidiaries which are all wholly owned except as otherwise stated below (collectively, the “Subsidiaries”) include:

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.
●	Tissue Genesis International LLC, a Texas limited liability company currently focused on development of our technologies and therapies.
●	Orgenesis Services SRL, which is currently focused on expanding our POCare Network in Belgium.
●	Orgenesis Germany GmbH, which is currently focused on providing CRO services to the POCare Network.
●	Orgenesis Korea Co. Ltd., which is a provider of cell-processing and pre-clinical services in Korea. Octomera owns 94.12% of the Korean Subsidiary.
●	Orgenesis Biotech Israel Ltd., which is a provider of process development and cell-processing services in Israel.
●	Orgenesis Australia PTY LTD, which was transferred to Octomera in January 2023 and is currently focused on the development of our POC Network in Australia.
●	Theracell Laboratories private company (“Theracell Labs”), a Greek company currently focused on expanding our POCare Network.
●	ORGS POC CA Inc, incorporated in 2023, which is currently focussed on expanding our POCare Network in California.

During 2023, we and MM invested $836 thousand and $ 6.5 million respectively into Octomera in exchange for Octomera preferred shares.

Developments During the Nine Months Ended September 30, 2023

In January 2023, we entered into updated joint venture (JV) agreements (the “JVAs”) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to us. Texas AT will receive our option to require the incorporation of the JV Entity, our share in the JV Entity if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. We have retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. We have no further obligation to provide any additional funding to the JV entities. As of September 30, 2023, no JV entities were incorporated as per the JVAs.

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

On March 27, 2023, our subsidiary Koligo Therapeutics Inc. (“Borrower”), entered into a convertible loan agreement (the “Convertible Loan Agreement”) with Yehuda Nir (the “Lender,”), pursuant to which the Lender agreed to loan the Borrower up to $5 million (the “Loan Amount”). Interest is calculated at 8% per annum (based on a 365-day year) and is payable, along with the principal, on or before January 1, 2024.

If prior to December 31, 2023, the Borrower issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Borrower of at least $5,000 (excluding conversion of the Loan Amount) (a “Qualified Financing”), then the outstanding principal amount of the Loan Amount, and any and all accrued but unpaid interest thereon, will automatically convert into such Equity Securities issued pursuant to the Qualified Financing at a price per share equal to fifty percent (50%) of the price per share paid for each share of the Equity Securities purchased for cash by the investors in the Qualified Financing.

As of September 30, 2023, we borrowed $660 thousand pursuant to the Convertible Loan Agreement.

On July 25, 2023, our Israeli Subsidiary received a loan from an offshore investor in the amount of $175 thousand. The loan bears 8% annual interest and is repayable on January 1, 2024.

On August 15, 2023, we received a loan from an investor in the amount of $250 thousand. The loan bears 8% annual interest and is repayable on January 1, 2024 .

On August 31, 2023, we entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 2,000,000 shares of our common stock, par value $0.0001 per share, at a purchase price of $0.50 per share. We received gross proceeds of $1 million before deducting related offering expenses. The Offering closed on August 31, 2023.

On September 29, 2023, Borrower entered into another convertible loan agreement (the “Sai Convertible Loan Agreement”) with Sai Traders (the “Lender,” and together with the Borrower, the “Parties”), pursuant to which the Lender agreed to loan the Borrower up to $25 million (the “Sai Convertible Loan”). The Sai Convertible Loan shall consist of an Initial Installment of $1.5 million (“Initial Installment”), and at the election of the Borrower thereafter while the Sai Convertible Loan remains outstanding, Borrower may issue up to an additional $23.5 million (“Subsequent Installments”). The Sai Convertible loan bears transaction costs of 8%. Interest is calculated at 10% per annum (based on a 365-day year) of all outstanding principal borrowings and is payable, along with the principal (collectively the “Outstanding Amount”), on or before December 1, 2027 (the “Maturity Date”). The Loan Amount may be prepaid by the Borrower in whole or in part at any time without penalty.

Under the terms of the Sai Convertible Loan Agreement, at the option of the Lender at the Maturity Date or any time prior, the Outstanding Amount may be convertible, in whole or in part, into the number of shares of Common Stock of the Company equal to the quotient obtained by dividing (x) the Outstanding Amount by (y) the Conversion Price. The “Initial Installment Conversion Price” for the Outstanding Amount relating to the Initial Installment shall be a price per share of Common Stock equal to $2.50. The “Subsequent Installment Conversion Price” for the Outstanding Amount relating to the Subsequent Installment(s) shall be a price per share of Common Stock equal to $3.50. Lender agrees that it shall not deliver a notice of conversion that upon effect results in the holder to beneficially own more than 19.99% of the then outstanding shares of Company’s Common Stock. Lender may elect to, instead of the conversion of the Outstanding Amount into Common shares of Company, convert the entire Outstanding Amount into the securities of Borrower pursuant to a the first issuance of equity of the Borrower under which the Borrower raises at least $5 million in gross proceeds (“Qualified Financing”) at a price per share equal to 75% of the price per share paid for each share of the equity securities purchased for cash by the investors in such a Qualified Financing. In the event of the Borrower being listed on a public securities exchange, Lender shall have the option to convert the Outstanding Amount at a 25% premium to the volume weighted average price of the Borrower’s equity over the preceding five (5) days as reported by Bloomberg (“5-Day VWAP”), provided that any such conversion shall not result in the Lender to beneficially own more than 19.99% of the then beneficial shares of the Borrower. In the event of an acquisition of the Borrower (“Acquisition”), prior to the closing of such acquisition, Lender shall have the option to convert the Outstanding Amount into equity securities of the Borrower at a price equivalent to seventy five percent (75%) of the price paid by such buyer to acquire the Borrower.

As of September 30, 2023 and the date of this report, the Initial Installment was not received, and was therefore not reflected in the Consolidated Balance sheet of September 30, 2023.

During October 2023, certain of our subsidiaries borrowed an aggregate of $140 thousand at annual interest rates varying between 0% and 10%. The loans are repayable between November 30, 2023 and January 1, 2024.

Results of Operations

The results of our operations include all of the results of Octomera LLC and its subsidiaries (the Octomera segment) up to the effective date of deconsolidation.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022.

The following table presents our results of operations for the three months ended September 30, 2023 and 2022 (dollars in thousands in the table and discussion thereafter):

	Three-Months Ended
	September 30, 2023	September 30, 2022
Revenues	$110	$7,841
Revenues from related party	-	147
Total revenues	110	7,988
Cost of revenues	139	983
Gross profit	(29)	7,005
Cost of development services and research and development expenses	808	3,683
Amortization of intangible assets	153	225
Selling, general and administrative expenses	1,245	3,104
Share in net loss of associated company	9,518	274
Operating loss	11,753	281
Other income, net	(2)	2
Financial expenses, net	508	1,100
Loss before income taxes	12,259	1,383
Tax expense	394	25
Net loss	$12,653	$1,408

Revenues

During the three months ended September 30, 2023, we recognized revenue in the amount of $110, as compared to $7,988 during the three months ended September 30, 2022, representing a decrease of 99%. This was attributable to the deconsolidation of Octomera as of June 30, 2023. The majority of our revenues are from Octomera.

During the three months ended September 30, 2023, the Octomera segment recognized revenue in the amount of $2,704, as compared to $7,903 during the three months ended September 30, 2022, representing a decrease of 66%. This was mainly attributable to performance obligations not having been completed during the three months ended September 30, 2023 in cell processing and cell process development contracts, and which are expected to be competed in the fourth quarter of 2023.

Expenses

Cost of Revenues

	Three-Months Ended
	September 30, 2023	September 30, 2022
Salaries and related expenses	$94	$386
Stock-based compensation	1	1
Professional fees and consulting services	4	244
Raw materials	5	117
Depreciation expenses, net	5	102
Other expenses	30	133
Total	$139	$983

Cost of revenues for the three months ended September 30, 2023 were $139, as compared to $983 for the three months ended September 30, 2022, representing a decrease of 86%. This was attributable to the deconsolidation of Octomera at June 30, 2023. The majority of our cost of revenues are from Octomera.

In the Octomera segment, cost of revenues for the three months ended September 30, 2023 were $1,875 as compared to $664 for the three months ended September 30, 2022, representing an increase of 182%. The increase was due to increased costs, including additional salaries, professional fees, raw materials and depreciation expenses incurred mainly related to higher costs of revenues of process development and POC cell processing.

Cost of Development Services and Research and Development Expenses

	Three-Months Ended
	September 30, 2023	September 30, 2022
Salaries and related expenses	$669	$2,377
Stock-based compensation	24	117
Subcontracting, professional and consulting services	(38)	357
Lab expenses	22	221
Depreciation expenses, net	29	146
Other research and development expenses	171	485
Less – grant	(69)	(20)
Total	$808	$3,683

Cost of development services and research and development for the three months ended September 30, 2023 were $808, as compared to $3,683 for the three months ended September 30, 2022, representing a decrease of 78%. This was mainly attributable to the deconsolidation of Octomera at June 30, 2023. Cost of development services and research and development declined in both the Octomera and Therapies segments because costs that were related to POC development services were no longer required due to the conclusion of the POC development revenue contracts, and our decision to reduce subcontracting, professional and consulting service fees, and other research and development expenses.

Selling, General and Administrative Expenses

	Three-Months Ended
	September 30, 2023	September 30, 2022
Salaries and related expenses	$259	$764
Stock-based compensation	53	76
Accounting and legal fees	460	1,436
Professional fees	134	146
Rent and related expenses	13	60
Business development	60	114
Depreciation expenses, net	4	15
Other general and administrative expenses	262	493
Total	$1,245	$3,104

Selling, general and administrative expenses for the three months ended September 30, 2023 were $1,245, as compared to $3,104 for the three months ended September 30, 2022, representing a decrease of 60%. The decrease in selling, general and administrative expenses in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily attributable to the deconsolidation of Octomera as of June 30, 2023.

In the Octomera segment, selling, general and administrative expense (excluding depreciation) for the three months ended September 30, 2023 were $9,706 as compared to $1,385 for the three months ended September 30, 2022, representing an increase of 601%. The increase was mainly as a result of an increase in an allowance for doubtful debts.

Share in Net Loss of Associated Company

Share in net loss of associated company for the three months ended September 30, 2023 was $9,518, as compared to $274 for the three months ended September 30, 2022, representing a increase of 3,374%. The increase in share in net loss of associated company in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily attributable to credit losses in the period resulting from higher than previously expected credit losses related to a group of customers that are significantly overdue in Octomera.

Financial Expenses, net

	Three-Months Ended
	September 30, 2023	September 30, 2022
Interest expense on convertible loans and loans	$575	$589
Foreign exchange loss (income), net	(69)	512
Other expenses (income)	2	(1)
Total	$508	$1,100

Financial expenses, net for the three months ended September 30, 2023 were $508, as compared to $1,100 for the three months ended September 30, 2022, representing a decrease of 54%. The decrease was mainly due to foreign exchange losses incurred in the three months ended September 30, 2022 in the Octomera segment.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022.

The following table presents our results of operations for the nine months ended September 30, 2023 and 2022 (dollars in thousands in the table and discussion thereafter):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenues	$14,129	$21,117
Revenues from related party	-	1,284
Total revenue	14,129	22,401
Cost of revenues	6,093	2,760
Gross profit	8,036	19,641
Cost of development services and research and development expenses	7,616	18,172
Amortization of intangible assets	568	686
Selling, general and administrative expenses	8,621	8,758
Share in net loss of associated company	9,517	1,189
Operating loss	18,286	9,164
Other income, net	(4)	(6)
Loss from extinguishment in connection with convertible loan	283	-
Financial expenses, net	1,807	1,702
Profit from deconsolidation of Octomera	(411)	-
Loss before income taxes	19,961	10,860
Tax expense	614	37
Net loss	$20,575	$10,897

Revenues

Our revenues for the nine months ended September 30, 2023 were $14,129, as compared to $22,401 for the nine months ended September 30, 2022, representing a decrease of 37%. This was attributable to the deconsolidation of Octomera at June 30, 2023. The majority of our revenues are from Octomera and were included in our revenues until the date of deconsolidation.

During the nine months ended September 30, 2023, the Octomera segment recognized revenue in the amount of $16,483, as compared to $21,989 during the nine months ended September 30, 2022, representing a decrease of 25%. This was mainly attributable to our not having completed certain performance obligations in cell processing and process development contracts, which we expect to complete in the fourth quarter of 2023.

Expenses

Cost of Revenues

	Nine Months Ended
	September 30, 2023	September 30, 2022
Salaries and related expenses	$2,298	$1,201
Stock-based compensation	4	27
Professional fees and consulting services	1,882	287
Raw materials	715	218
Depreciation expenses, net	477	271
Other expenses	717	756
Total	$6,093	$2,760

Cost of revenues for the nine months ended September 30, 2023 were $6,093, as compared to $2,760 for the nine months ended September 30, 2022, representing an increase of 121%. The increase was due to increased costs including additional salaries, professional fees, raw materials and depreciation expenses incurred as a result of increased process development and cell processing revenues mainly in the Octomera segment, which were incurred mainly until the date of deconsolidation.

Cost of Development Services and Research and Development Expenses

	Nine Months Ended
	September 30, 2023	September 30, 2022
Salaries and related expenses	$4,153	$7,802
Stock-based compensation	187	414
Subcontracting, professional and consulting services	1,563	3,740
Lab expenses	326	1,439
Depreciation expenses, net	285	470
Other research and development expenses	1,312	4,327
Less – grant	(210)	(20)
Total	$7,616	$18,172

Cost of development services and research and development for the nine months ended September 30, 2023 were $7,616, as compared to $18,172 for the nine months ended September 30, 2022, representing a decrease of 58%. The decrease was mainly attributable to the deconsolidation of the Octomera segment at June 30, 2023, and our decision to reduce investing in subcontracting, professional and consulting service fees and other research and development expenses this year.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2023	September 30, 2022
Salaries and related expenses	$2,520	$2,589
Stock-based compensation	197	251
Accounting and legal fees	2,804	3,355
Professional fees	1,020	650
Rent and related expenses	127	170
Business development	421	365
Depreciation expenses, net	36	36
Other general and administrative expenses	1,496	1,342
Total	$8,621	$8,758

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $8,621, as compared to $8,758 for the nine months ended September 30, 2022, representing a decrease of 2%. The decrease was mainly as a result of the deconsolidation of Octomera as of June 30, 2023.

In the Octomera segment, selling, general and administrative expense (excluding depreciation) for the nine months ended September 30, 2023 were $13,329 as compared to $2,822 for the nine months ended September 30, 2022, representing an increase of 372%. The increase was mainly as a result of increases in salaries and related expenses, professional fees, and other general and administrative expenses as a result of ramped up activities, and an increase in an allowance for doubtful debts.

Share in Net Loss of Associated Company

Share in net loss of associated company for the nine months ended September 30, 2023 was $9,517, as compared to $1,189 for the three months ended September 30, 2022, representing a increase of 700%. The increase in Share in net loss of associated company in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to credit losses in the three months ended September 30, 2023 resulting from higher than previously expected credit losses related to a group of customers that are significantly overdue in Octomera.

Financial Expenses, net

	Nine Months Ended
	September 30, 2023	September 30, 2022
Interest expense on convertible loans and loans	$1,629	$953
Foreign exchange loss, net	173	743
Other expenses (income)	5	6
Total	$1,807	$1,702

Financial expenses, net for the nine months ended September 30, 2023 were $1,807, as compared to $1,702 for the nine months ended September 30, 2022, representing an increase of 6%.

Working Capital

(dollars in thousands)

	As of
	September 30, 2023	December 31, 2022
Current assets	$8,776	$46,318
Current liabilities	14,302	15,910
Working capital	$(5,526)	$30,408

Current assets decreased by $37,542 between December 31, 2022 and September 30, 2023 due mainly to the deconsolidation of Octomera. The majority of cash and cash equivalents, restricted cash, and accounts receivable at December 31, 2023 were part of Octomera. Prepaid expenses and other receivables increased by $3,073 from December 31, 2022 to September 30, 2023 mainly as a result of prepayments in development contracts. Receivables from related parties in the amount of $1,052 are receivables from Octomera subsidiaries, that were consolidated at December 31, 2022 and not at September 30, 2023.

Current liabilities decreased by $1,608 between December 31, 2022 and September 30, 2023 primarily as a result of the deconsolidation of Octomera. Accounts payable not related to Octomera increased as a result of a shortage of funds. Other payables related parties in the amount of $132 are payables to Octomera subsidiaries, that were consolidated at December 31, 2022 and not at September 30, 2023. Short-term and current maturities of convertible loans increased by $430 for representing an increase of $430 mainly as a result new loans taken.

Liquidity and Financial Condition

(dollars in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022

Net loss	$(20,575)	$(10,897)

Net cash used in operating activities	(14,335)	(14,163)
Net cash used in investing activities	(3,645)	(7,458)
Net cash provided by financing activities	12,393	20,095
Decrease in cash and cash equivalents	$(5,587)	$(1,526)

During the nine months ended September 30, 2023, we funded our operations from existing funds, and equity and loan financings.

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $14,335, as compared to net cash used in operating activities of approximately $14,163 for the nine months ended September 30, 2022. This is mainly attributable to:

●	An increase in the share of losses of associated companies in the amount of $8,328 mainly related to an increase in the provision for doubtful debts in Octomera.
●	The deconsolidation of Octomera. The majority of accounts receivable and inventory as at December 31, 2023 were part of Octomera.
●	An increase in prepaid expenses and other accounts receivable in the amount of $1,906 mainly as a result of prepayments of development contracts.
●	An increase in accounts payable not related to Octomera, as a result of our not having sufficient funds to pay vendors.

Net cash used in investing activities for the nine months ended September 30, 2023 was approximately $3,645, as compared to net cash used in investing activities of approximately $7,458 for the nine months ended September 30, 2022. The decrease was mainly due to loans granted to associated entities last year not granted this year, reduced investments in OMPULs, and the deconsolidation of Octomera.

Net cash provided by financing activities for the nine months ended September 30, 2023 was approximately $12,393, as compared to net cash provided by financing activities of approximately $20,095 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 we raised equity investments in the net amount of $4,341 (see Note 4), raised proceeds from loans in the amount of $5,660 (see Note 5), raised proceeds from MM in the amount of $5,000 see note 3 and repaid convertible loans in the amount of $3,000 (see Note 5).

Liquidity & Capital Resources Outlook

Our activities have recently been funded primarily by offerings of our equity securities, loans, and convertible loans. There is no assurance that our business will generate sustainable positive cash flows to fund our business operations.

If there are further reductions in revenues or increases in operating costs for facilities expansion, research and development, commercial and clinical activity or decreases in revenues from customers, we will need to use mitigating actions such as to seek additional financing or postpone expenses that are not based on firm commitments. In addition, in order to fund our operations until such time that we can generate sustainable positive cash flows, we will need to raise additional funds.

We expect that our current and projected cash resources and commitments will not be sufficient to meet our obligations for the next 12 months, raising a substantial doubt about our ability to continue as a going concern. Our management plans include raising additional capital to fund our operations and to repay our outstanding loans when they become due, as well as exploring additional avenues to increase revenue and reduce capital expenditures. Our ability to fund the completion of our ongoing and planned activities may be substantially dependent upon whether we can obtain sufficient funding at acceptable terms. If we are unable to raise sufficient additional capital or meet revenue targets, we may have to reduce or eliminate certain activities and reduce our headcount.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 13 to the condensed consolidated financial statements in this Report.

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

We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. We received such notice on September 27, 2023 and thus risk delisting unless we are able to regain compliance in a timely fashion.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. Compliance can be achieved automatically and without further action if the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by March 25, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement, that we will maintain compliant with other Nasdaq listing requirements or that we will be granted a second compliance period.

A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

We conduct certain of our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect certain of our operations.

Because we conduct certain operations in the State of Israel, some of our business and operations may be affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect certain of our operations and results of operations and could make it more difficult for us to raise capital. The conflict in Israel could also result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. There have been travel advisories imposed relating to travel to Israel, and restriction on travel, or delays and disruptions as related to imports and exports may be imposed in the future. Additionally, certain members of our management and employees are located and reside in Israel. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Several of our employees are subject to military service in the IDF and have been, or may be, called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt certain of our business and operations, among others.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(10)	Material Contracts
10.1	Securities Purchase Agreement, dated August 31, 2023, by and among the Company and a certain investor.
10.2	Convertible Loan Agreement dated September 29, 2023, by and among the Borrower and Sai Traders.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 2023

/s/ Elliot Maltz
Elliot Maltz
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2023

