Form 10-Q/A
period 2023-03-31
Orgenesis Inc.
filed 2024-04-15
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 10, 2023, there were 28,338,501 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Orgenesis Inc. (the “Company”) for the quarter ended March 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2023 (the “Original Filing”).

As previously reported in the Company’s Current Report on Form 8-K filed on April 15, 2024, in connection with its completion of its year-end reporting processes for its 2023 fiscal year, the Company identified errors in accounting for (i) revenues, accounts receivable, and selling, general and administration expenses (ii) convertible loan receivable and credit losses related to such convertible loan.

On April 10, 2024, the Audit Committee of the Board of Directors of the Company, in consultation with management of the Company and the Company’s independent registered public accounting firm, Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, concluded that certain items of the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended March 31, 2023, June 30, 2023 and September 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon and that the Company needed to restate those previously issued financial statements.

See Note 2, under the caption “Restatement of Previously Issued Financial Statements”, to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional information and a reconciliation of the previously reported amounts to the restated amounts.

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to its Quarterly Reports on Form 10-Q as of and for each of the periods ended June 30, 2023 and September 30, 2023.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of March 31, 2023. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures and internal control over financial reporting as of March 31, 2023 were not effective as a result of the inappropriate measurement of expected credit losses and revenues. For additional information about the nature of the Company’s material weaknesses which contributed to the financial statement restatement described herein, see Part I, Item 4 “Controls and Procedures”, in this Form 10-Q/A.

Items Amended in this Filing

This Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments set forth in Note 1, under the caption “Restatement of Previously Issued Financial Statements” and to make corresponding revisions to the Company’s financial data cited elsewhere in this Form 10-Q/A.

● Part I, Item 1 - Financial Statements

● Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

● Part I, Item 4 - Controls and Procedures

In addition, Part II, Item 6 “Exhibits” of this Form 10-Q/A is amended, as the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC, including those subsequent to the filing of the Original Filing.

ORGENESIS INC.

FORM 10-Q/A

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
	(As Restated. See note 2)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$2,674	$5,311
Restricted cash	1,057	1,058
Accounts receivable, net of credit losses of $9,489 as of March 31, 2023 ($0 as of December 31, 2022)	21,348	36,183
Prepaid expenses and other receivables	5,127	958
Convertible loan receivable	-	2,688
Inventory	128	120
TOTAL CURRENT ASSETS	30,334	46,318

NON-CURRENT ASSETS:
Deposits	$326	$331
Investments and loans to associates	136	135
Property, plant and equipment, net	21,808	22,834
Intangible assets, net	9,430	9,694
Operating lease right-of-use assets	2,904	2,304
Goodwill	8,069	8,187
Deferred tax	100	103
Other assets	1,044	1,022
TOTAL NON-CURRENT ASSETS	43,817	44,610
TOTAL ASSETS	$74,151	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
	(As Restated)
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$4,387	$4,429
Accrued expenses and other payables	2,510	2,578
Income tax payable	438	289
Employees and related payables	1,856	1,860
Advance payments on account of grant	1,590	1,578
Contract liabilities	106	70
Current maturities of finance leases	62	60
Current maturities of operating leases	675	542
Short-term and current maturities of convertible loans	2,314	4,504
TOTAL CURRENT LIABILITIES	13,938	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$2,148	$1,728
Convertible loans	17,290	13,343
Retirement benefits obligation	168	163
Long-term debt and finance leases	79	95
Advance payments on account of grant	70	144
Other long-term liabilities	266	271
TOTAL LONG-TERM LIABILITIES	20,021	15,744
TOTAL LIABILITIES	33,959	31,654

REDEEMABLE NON-CONTROLLING INTEREST	30,203	30,203
EQUITY:
Common stock of $0.0001 par value: Authorized at March 31, 2023 and December 31, 2022: 145,833,334 shares; Issued at March 31, 2023 and December 31, 2022: 28,148,110 and 25,832,322 shares, respectively; Outstanding at March 31, 2023 and December 31, 2022: 27,861,543 and 25,545,755 shares, respectively.	3	3
Additional paid-in capital	151,020	150,355
Accumulated other comprehensive income	(311)	(270)
Treasury stock, 286,567 shares as of March 31, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(140,731)	(121,261)
Equity attributable to Orgenesis Inc.	8,715	27,561
Non-controlling interest	1,274	1,510
TOTAL EQUITY	9,989	29,071
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY	$74,151	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(As Restated)
Revenue	$142	$6,577
Revenue from related party	-	635
Total revenues	142	7,212
Cost of revenues	2,722	714
Gross (loss) profit	(2,580)	6,498
Cost of development services and research and development expenses	3,281	6,651
Amortization of intangible assets	207	232
Selling, general and administrative expenses including credit losses of $9,489 for the three months ended March 31, 2023	13,528	2,851
Operating loss	19,596	3,236
Other income, net	(2)	-
Loss from extinguishment in connection with convertible loan	283	-
Credit loss on convertible loan receivable	2,688	-
Financial expenses, net	681	213
Share in net loss of associated companies	2	547
Loss before income taxes	23,248	3,996
Tax expense	129	1
Net loss	23,377	3,997
Net income (loss) attributable to non-controlling interests (including redeemable)	(3,907)	12
Net loss attributable to Orgenesis Inc.	19,470	4,009

Loss per share:
Basic and diluted	$0.87	$0.16

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	26,477,113	24,600,954

Comprehensive loss:
Net loss	$23,377	$3,997
Other Comprehensive loss – Translation adjustment	41	151
Comprehensive loss	23,418	4,148
Comprehensive income (loss) attributed to non-controlling interests	(3,907)	12
Comprehensive loss attributed to Orgenesis Inc.	$19,511	$4,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Treasury Shares	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the three months ended March 31, 2023:
Stock-based compensation to employees and directors	-	-	143	-	-	-	143	-	143
Stock-based compensation to service providers	-	-	16	-	-	-	16	-	16
Issuance of shares and warrants	1,947,368	*	3,441	-	-	-	3,441	-	3,441
Issuance of Shares due to exercise of warrants	368,420	*	-	-	-	-	*	-	*
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Adjustment to redemption value of redeemable non-controlling interest	-	-	(3,671)	-	-	-	(3,671)	-	(3,671)
Comprehensive loss for the period	-	-	-	(41)	-	(19,470)	(19,511)	(236)	(19,747)
Balance at March 31, 2023	27,861,543	$3	$151,020	$(311)	$(1,266)	$(140,731)	$8,715	$1,274	$9,989

*	Represents an amount lower than $1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

(As Restated)

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,377)	$(3,997)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	159	268
Share in loss of associated entities, net	2	547
Depreciation and amortization expenses	578	474
Credit loss on Convertible Loan receivable	2,688	-
Effect of exchange differences on inter-company balances	179	2
Net changes in operating leases	(47)	(1)
Change in interest expenses accrued on loans and convertible loans	(274)	147
Loss from extinguishment in connection with convertible loan restructuring	283	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	14,790	(1,917)
Decrease (increase) in inventory	(10)	4
Decrease in other assets	2	2
Decrease (increase) in prepaid expenses and other accounts receivable	(2,183)	340
Increase (decrease) in accounts payable	(59)	554
Increase in accrued expenses and other payables	69	468
Increase in employee and related payables	2	138
Increase in contract liabilities	36	10
Change in advance payments and receivables on account of grant, net	(81)	169
Increase in deferred taxes liability	3	-
Net cash used in operating activities	$(7,240)	$(2,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	138
Increase in loans to associated entities	-	(1,549)
Purchase of property and equipment	(1,285)	(902)
Cash acquired from acquisition of Mida	-	702
Investment in long-term deposits	(22)	(2)
Net cash used in investing activities	$(1,307)	$(1,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants (in 2022 due to exercise of options) net of transaction costs	3,441	6
Proceeds from issuance of convertible loans	5,485	-
Repayment of convertible loans and convertible bonds	(3,000)	-
Repayment of short and long-term debt	(16)	(5)
Net cash provided by financing activities	$5,910	$1

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(2,637)	$(4,404)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1)	43
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,369	5,974
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,731	$1,613
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	753	-
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(141)
Issuance of common stock for the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	$287	$-

CASH PAID DURING THE YEAR FOR:
Interest	$785	$-

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

Through March 31, 2023, the Company had an accumulated deficit of $141 million. For the three months ended March 31, 2023 the Company incurred negative cashflows from operating activities of $7.2 million. The Company’s activities have been funded primarily by generating revenue, offerings of the Company’s securities and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended March 31, 2023 included in the Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2023 (the “Original Filing”), the Company identified a correction required to be made in its historical condensed consolidated financial statements and related disclosures as of and for the three months ended March 31, 2023. The correction relates to the accounting treatment of (i) revenues, accounts receivable, and selling, general and administration expenses (ii) convertible loan receivable and credit losses related to such convertible loan recorded during the three months ended March 31, 2023. In the Company’s Original Filing, the Company overstated revenues as a result of inappropriate accounting for revenue recognition where, due to insufficient evidence of the collectability, it was not probable that the Company will collect substantially all of the consideration to which it is entitled in exchange for the services that it transferred to the customer. Accounts receivable and convertible loan were also restated due to inappropriate accounting for estimated credit losses.

The tables below set forth the condensed consolidated financial statements, including as reported, the impacts resulting from the restatement and the as restated amounts for the quarterly period ended March 31, 2023 (in thousands, except per share amounts):

	March 31, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Accounts receivable, net	$37,739	$(16,391)	$21,348
Convertible loan receivable	2,725	(2,725)	-
Total Current Assets	49,450	(19,116)	30,334
Total Assets	93,267	(19,116)	74,151
Redeemable non-controlling interest	30,305	(102)	30,203
Additional paid-in capital	154,691	(3,671)	151,020
Accumulated deficit	(125,450)	(15,281)	(140,731)
Equity attributable to Orgenesis Inc.	27,667	(18,952)	8,715
Non-controlling interest	1,336	(62)	1,274
Total Equity	29,003	(19,014)	9,989
Total Liabilities, redeemable Non-Controlling Interest and Equity	93,267	(19,116)	74,151

	Three months ended March 31, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)

Revenue	$7,044	$(6,902)	$142
Total revenues	7,044	(6,902)	142
Gross (loss) profit	4,322	(6,902)	(2,580)
Selling, general and administrative expenses	4,039	9,489	13,528
Operating loss	3,205	16,391	19,596
Credit loss on convertible loan receivable	-	2,688	2,688
Financial expenses, net	644	37	681
Loss before income taxes	4,132	19,116	23,248
Net loss	4,261	19,116	23,377
Net income (loss) attributable to non-controlling interests (including redeemable)	(72)	(3,835)	(3,907)
Net loss attributable to Orgenesis Inc.	4,189	15,281	19,470
Loss per share:
Basic and diluted	0.16	0.71	0.87
Comprehensive loss:
Net loss	4,261	19,116	23,377
Comprehensive loss	4,302	19,116	23,418
Comprehensive income (loss) attributed to non-controlling interests	(72)	(3,835)	(3,907)
Comprehensive loss attributed to Orgenesis Inc.	4,230	15,281	19,511

	Three months ended March 31, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)

Cash Flow from Operating Activities:
Net loss	$(4,261)	$(19,116)	$(23,377)
Credit loss on convertible loan receivable	-	2,688	2,688
Change in interest expenses accrued on loans and convertible loans	(311)	37	(274)
Decrease (increase) in accounts receivable	(1,613)	16,403	14,790

b.	Significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses, determination of goodwill impairment, and assessment of credit losses. Actual results could differ from those estimates.

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

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the three months ended March 31, 2023 (As Restated) is as follows:

	Morgenesis	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$12	$130	$-	$142
Cost of revenues*	(2,308)	(178)	-	(2,486)
Gross profit	(2,296)	(48)	-	(2,344)
Cost of development services and research and development expenses*	(2,081)	(1,076)	-	(3,157)
Operating expenses*	(11,203)	(2,314)	-	(13,517)
Other income, net	2	-	-	2
Depreciation and amortization	(385)	(193)	-	(578)
Credit loss on convertible loan receivable	-	(2,688)	-	(2,688)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(266)	(415)	-	(681)
Share in net income of associated companies	-	(2)	-	(2)
Income (loss) before income taxes	$(16,229)	$(7,019)	$-	$(23,248)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended March 31, 2022 is as follows:

	Morgenesis	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$6,343	1,942	$(1,708)	$6,577
Revenues from related party	635	-	-	635
Total revenues	6,978	1,942	(1,708)	7,212
Cost of revenues*	(350)	(289)	-	(639)
Gross profit	6,628	1,653	(1,708)	6,573
Cost of development services and research and development expenses*	(3,476)	(4,445)	1,428	(6,493)
Operating expenses*	(709)	(2,413)	280	(2,842)
Depreciation and amortization	(190)	(284)	-	(474)
Financial Expenses, net	(551)	338	-	(213)
Share in net income of associated companies	1	(548)	-	(547)
Income (loss) before income taxes	$1,703	$(5,699)	$-	$(3,996)

*	Excluding Depreciation, amortization expenses

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

NOTE 6 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$19,470	$4,009
Adjustment of redeemable non-controlling interest to redemption amount	3,671	-
Net loss attributable to Orgenesis Inc. for loss per share	$23,141	$4,009
Weighted average number of common shares outstanding	26,477,113	24,600,954
Net loss per share	$0.87	$0.16

For the three months ended March 31, 2023 and March 31, 2022, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 8,620,224 shares underlying outstanding options and warrants and 6,987,879 shares upon conversion of convertible loans for the three months ended March 31, 2023, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 6,382,782 shares underlying outstanding options and warrants and 1,539,356 shares upon conversion of convertible loans for the three months ended March 31, 2022, because the effect of their inclusion in the computation would be antidilutive.

NOTE 7 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)
Revenue stream:
POCare development services	$-	$6,324
Cell process development services and hospital services	142	888
POCare cell processing	-	-
Total	$142	$7,212

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)
Revenue earned:
Customer A (United States)	$65	$-
Customer B (United States)	$65	-
Customer C (United States)	-	$1,226
Customer D (Greece)	$-	$661
Customer E (Korea)	$-	$2,683
Customer F (United Arab Emirates)	$-	$1,067

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for credit losses, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)
Balance as of beginning of period	$36,183	$15,245
Elimination of acquisition receivables	-	(1,337)
Additions	155	7,249
Collections	(5,454)	(4,042)
Allowances for credit losses	(9,514)	-
Exchange rate differences	(22)	(40)
Balance as of end of period	$21,348	$17,075

* The activity of the related party included in the trade receivables activity above is comprised of:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Balance as of beginning of period	$-	$1,972
Additions	-	635
Collections	-	(1,069)
Balance as of end of period	$-	$1,538

The activity for contract liabilities is comprised of:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Balance as of beginning of period	$70	$59
Additions	36	11
Balance as of end of period	$106	$70

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Other factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

This Item has been revised for the effects of the restatement, as discussed in Note 2, Basis of Presentation, of the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.

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

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark”) in November 2022, we separated our operations into two operating segments namely 1) Morgenesis and 2) Therapies. Prior to that, we conducted all of our operations as one single segment. The Morgenesis operations includes mainly POCare Services and include the results of the subsidiaries transferred to Morgenesis. The Therapies segment includes our therapeutic development operations. The segment information presented in note 3 to the condensed consolidated financial statements included in this Quarterly Report reflects the results of the subsidiaries that were transferred to Morgenesis.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table presents our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)
Revenues	$142	$6,577
Revenues from related party	-	635
Total revenues	142	7,212
Cost of revenues	2,722	714
Gross profit	(2,580)	6,498
Cost of development services and research and development expenses	3,281	6,651
Amortization of intangible assets	207	232
Selling, general and administrative expenses included credit losses of $9,489 for the three months ended March 31, 2023	13,528	2,851
Operating loss	19,596	3,236
Other income, net	(2)	-
Loss from extinguishment in connection with convertible loan	283	-
Credit loss on Convertible loan receivable	2,688	-
Financial expenses, net	681	213
Share in net loss of associated entities	2	547
Loss before income taxes	23,248	3,996
Tax expense	129	1
Net loss	$23,377	$3,997

Revenues

Revenues for the three months ended March 31, 2023 were $142 thousand, as compared to $7,212 thousand for the three months ended March 31, 2022, representing a decrease of 98%.

During the 3 months ended March 31, 2023 we entered into new agreements with certain customers. We completed certain performance obligations under the agreements but did not recognize any revenue because revenue recognition conditions under ASC606 were not all met.

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

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)
Salaries and related expenses	$1,173	$900
Stock-based compensation	73	94
Accounting and legal fees	1,550	910
Professional fees	361	260
Rent and related expenses	66	54
Business development	210	121
Depreciation expenses, net	11	9
Other general and administrative expenses including credit losses of $9,489 as of March 31, 2023 ($0 as of March 31, 2022)	10,084	503
Total	$13,528	$2,851

Selling, general and administrative expenses for the three months ended March 31, 2023 were $13,528 thousand, as compared to $2,851 thousand for the three months ended March 31, 2022, representing an increase of 375%. The increase was mainly attributable to increased salaries and related expenses and professional fees in the Morgenesis segment as this segment expands its operations, a provision for credit loss in the Morgenesis segment of $9,489, and an increase in accounting and legal fees incurred as a result of the fundraising activities that occurred in the three months ended March 31, 2023.

Credit Loss on Convertible loan receivable

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)
Credit loss on convertible loan receivable	$2,688	$-

The credit loss for the three months ended March 31, 2023 was $2,688 compared to $0 for the three months ended March 31, 2022. This was attributable to a provision created for a credit loss on a loan.

Financial Expenses, net

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Interest expense on convertible loans and loans	$532	$125
Foreign exchange loss, net	148	82
Other expense	1	6
Total	$681	$213

Financial expenses, net for the three months ended March 31, 2023 were $681 thousand, as compared to $213 thousand for the three months ended March 31, 2022, representing an increase of 220%. The increase was mainly attributable to increased interest rates incurred on convertible loans, and more convertible loan financing raised.

Working Capital

	As of
	March 31, 2023 (As Restated)	December 31, 2022
	(in thousands)
Current assets	$30,334	$46,318
Current liabilities	13,938	15,910
Working capital	$16,396	$30,408

Current assets decreased by $15,984 thousand between December 31, 2022 and March 31, 2023. The decrease was mainly attributable to a decrease in accounts receivable of $14,835 thousand as a result of reduced revenues and credit losses, a decrease in convertible loan receivables of $2,688 as a result of a credit loss on a convertible loan, an increase of $4,169 in prepaid expenses mainly as a result of prepayments on development contracts, and a decline in cash and cash equivalents of $2,637 thousand.

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

Liquidity and Financial Condition

	Three Months Ended
	March 31, 2023 (As Restated)	March 31, 2022
	(in thousands)

Net loss	$(23,377)	$(3,997)

Net cash used in operating activities	(7,240)	(2,792)
Net cash used in investing activities	(1,307)	(1,613)
Net cash provided by financing activities	5,910	1

Decrease in cash and cash equivalents	$(2,637)	$(4,404)

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

Net cash used in operating activities for the three months ended March 31, 2023 was approximately $7,240 thousand, as compared to net cash used in operating activities of approximately $2,792 thousand for the three months ended March 31, 2022. The decline was mainly as a result of:

●	a loss of $23,377 thousand for the three months ended March 31, 2023 compared to a loss of $3,997 thousand for the three months ended March 31, 2022;
●	an increase of $421 thousand in interest expenses accrued on convertible loans as a result of increased interest rates and new loan agreements entered into;
●	an increase in prepaid expenses of $2,523 thousand as explained above; and
●	a reduction in our share of losses in associated entities in the amount of $545 thousand. In December 2022 we gained control of Theracell Laboratories which was previously accounted for as an associated company.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. Such material weakness contributed to the restatement of our financial statements as described in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2023, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2023 and in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2023. As restated, our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A were prepared in accordance with U.S. GAAP, and our management has concluded that such restated consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management has determined that the Company had the following material weakness in its internal control over financial reporting:

We did not perform appropriate credit loss analyses related to our internal control over financial reporting in the accounting for whether we will collect substantially all the consideration as it relates to revenues as well as our estimated credit losses in the three months ended March 31, 2023. As a result, we identified a deficiency in the operating effectiveness of our internal control over financial reporting related to our accounting for revenues and credit losses in the three months ended March 31, 2023, which resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 which was effected through the Company’s filing of this Amendment.

This material weakness contributed to material misstatements in our consolidated financial statements for the period presented, which have been corrected and restated herein. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

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

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date:	April 15, 2024

/s/ Victor Miller
Victor Miller
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date:	April 15, 2024

