Form 10-Q/A
period 2023-06-30
Orgenesis Inc.
filed 2024-04-15
CIK 1460602

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Orgenesis Inc. (the “Company”) for the quarter ended June 30, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2023 (the “Original Filing”).

As previously reported in the Company’s Current Report on Form 8-K filed on April 15, 2024, in connection with its completion of its year-end reporting processes for its 2023 fiscal year, the Company identified errors in accounting for (i) revenues, equity investees, goodwill, share on loss of associated companies, and selling, general and administration expenses (ii) convertible loan receivable and credit losses related to such convertible loan.

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

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to its Quarterly Reports on Form 10-Q as of and for each of the periods ended March 31, 2023 and September 30, 2023.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of June 30, 2023. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures and internal control over financial reporting as of June 30, 2023 were not effective as a result of the inappropriate measurement of expected credit losses and revenues. For additional information about the nature of the Company’s material weaknesses which contributed to the financial statement restatement described herein, see Part I, Item 4 “Controls and Procedures”, in this Form 10-Q/A.

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

ORGENESIS INC.

FORM 10-Q/A

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
	(As Restated see note 2)
Assets

CURRENT ASSETS:
Cash and cash equivalents	$180	$5,311
Restricted cash	1,047	1,058
Accounts receivable, net of credit losses of 0$ as of June 30, 2023 and December 31, 2022	6	36,183
Prepaid expenses and other receivables	4,300	958
Receivables from related parties	966	-
Convertible loan receivable	-	2,688
Inventory	34	120
Total current assets	6,533	46,318

NON-CURRENT ASSETS:
Deposits	$47	$331
Equity investees	41	39
loans to associates	97	96
Property, plant and equipment, net	1,249	22,834
Intangible assets, net	7,681	9,694
Operating lease right-of-use assets	494	2,304
Goodwill	1,211	8,187
Deferred tax	-	103
Other assets	717	1,022
Total non-current assets	11,537	44,610
TOTAL ASSETS	$18,070	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
	(As Restated)
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$3,826	$4,429
Accounts payable related parties	133	-
Accrued expenses and other payables	2,235	2,578
Income tax payable	520	289
Employees and related payables	901	1,860
Other payables related parties	999	-
Advance payments on account of grant	1,481	1,578
Contract liabilities	-	70
Current maturities of finance leases	18	60
Current maturities of operating leases	254	542
Short-term and current maturities of convertible loans	2,344	4,504
Total current liabilities	12,711	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$184	$1,728
Convertible loans	17,834	13,343
Retirement benefits obligation	-	163
Long-term debt and finance leases	13	95
Advance payments on account of grant	-	144
Other long-term liabilities	60	271
Total long-term liabilities	18,091	15,744
TOTAL LIABILITIES	30,802	31,654

REDEEMABLE NON-CONTROLLING INTEREST	$-	$30,203

EQUITY:
Common stock of $0.0001 par value: Authorized at June 30, 2023 and December 31, 2022: 145,833,334 shares; Issued at June 30, 2023 and December 31, 2022: 28,753,374 and 25,832,322 shares, respectively; Outstanding at June 30, 2023 and December 31, 2022: 28,466,807 and 25,545,755 shares, respectively	3	3
Additional paid-in capital	154,743	150,355
Accumulated other comprehensive (income) loss	62	(270)
Treasury stock 286,567 shares as of June 30, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(166,274)	(121,261)
Equity attributable to Orgenesis Inc.	(12,732)	27,561
Non-controlling interest	-	1,510
Total equity	(12,732)	29,071
TOTAL LIABILITIES REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY	$18,070	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(As Restated)		(As Restated)
Revenues	$113	$6,699	$255	$13,276
Revenues from related party	-	502	-	1,137
Total revenues	113	7,201	255	14,413
Cost of revenues	3,232	1,063	5,954	1,777
Gross profit	(3,119)	6,138	(5,699)	12,636
Cost of development services and research and development expenses	3,527	7,838	6,808	14,489
Amortization of intangible assets	208	229	415	461
Selling, general and administrative expenses including credit losses of $24,367 for the six months ended June 30, 2023 and $14,878 for the three months ended June 30, 2023	18,216	2,803	31,744	5,654
Operating loss	25,070	4,732	44,666	7,968
Loss from deconsolidation of Octomera (see note 3)	5,343	-	5,343	-
Other income, net	-	(8)	(2)	(8)
Credit loss on convertible loan receivable	-	-	2,688	-
Loss from extinguishment in connection with convertible loan	-	-	283	-
Financial expenses, net	692	389	1,373	602
Share in net loss (profit) of associated companies	(3)	368	(1)	915
Loss before income taxes	31,102	5,481	54,350	9,477
Tax expenses	91	11	220	12
Net loss	31,193	5,492	54,570	9,489
Net income (loss) attributable to non-controlling interests (including redeemable)	(5,650)	(65)	(9,557)	(53)
Net loss attributable to Orgenesis Inc.	$25,543	$5,427	$45,013	$9,436

Loss per share:
Basic and diluted	$0.76	$0.22	$1.63	$0.38

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	28,603,597	24,820,756	27,546,229	24,711,462

Comprehensive loss:
Net loss	$31,193	$5,492	$54,570	$9,489
Other comprehensive loss - translation adjustments	11	326	52	477
Release of translation adjustment due to deconsolidation of Octomera	(384)	-	(384)	-
Comprehensive loss	30,820	5,818	54,238	9,966
Comprehensive income (loss) attributed to non-controlling interests	(5,650)	(65)	(9,557)	(53)
Comprehensive loss attributed to Orgenesis Inc.	$25,170	$5,753	$44,681	$9,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attributed to Orgenesis Inc.	Non- Contro- lling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the six months ended June 30, 2023:
Stock-based compensation to employees and directors	-	-	279	-	-	-	279	-	279
Stock-based compensation to service providers	-	-	32	-	-	-	32	-	32
Issuance of shares and warrants net of issuance costs	1,947,368	*	3,341	-	-	-	3,341		3,341
Issuance of Shares due to exercise of warrants	973,684	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(9,406)	-	-	-	(9,406)	-	(9,406)
Comprehensive income (loss) for the period	-	-	-	(52)	-	(45,013)	(45,065)	(150)	(45,215)
Balance at June 30, 2023	28,466,807	3	154,743	62	(1,266)	(166,274)	(12,732)	-	(12,732)

*	Represents an amount lower than $1 thousand.

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at April 1, 2023	27,861,543	$3	$151,020	$(311)	$(1,266)	$(140,731)	$8,715	$1,274	$9,989
Changes during the three months ended June 30, 2023:
Stock-based compensation to employees and directors	-	-	136	-	-	-	136	-	136
Stock-based compensation to service providers	-	-	16	-	-	-	16	-	16
Issuance of shares and warrants net of issuance costs	-	-	(100)	-	-	-	(100)	-	(100)
Issuance of Shares due to exercise of warrants	605,264	*	-	-	-	-	-	-	-
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(5,735)	-	-	-	(5,735)	-	(5,735)
Comprehensive income for the period	-	-	-	(11)	-	(25,543)	(25,554)	86	(25,468)
Balance at June 30, 2023	28,466,807	$3	$154,743	$62	$(1,266)	$(166,274)	$(12,732)	$-	$(12,732)

*	Represents an amount lower than $1 thousand.

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,570)	$(9,489)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	311	500
Capital gain, net	-	(5)
Loss from deconsolidation of Octomera	5,343	-
Share in losses (income) of associated companies, net	(1)	915
Depreciation and amortization expenses	1,175	975
Credit loss on convertible loan receivable	2,688	-
Effect of exchange differences on inter-company balances	214	142
Net changes in operating leases	(67)	(33)
Interest expenses accrued on loans and convertible loans	300	495
Loss from extinguishment in connection with convertible loan restructuring	283	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	30,144	(3,724)
Decrease (increase) in inventory	(389)	4
Decrease in other assets	4	17
Decrease (increase) in prepaid expenses and other accounts receivable	(1,857)	435
Increase (decrease) in accounts payable	2,891	(923)
Increase in accrued expenses and other payables	245	1,171
Increase in employee and related payables	227	135
Increase in contract liabilities	36	10
Change in advance payments and receivables on account of grant, net	(140)	169
Change in deferred taxes, net	9	-
Net cash used in operating activities	$(13,154)	$(9,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	138
Increase in loan to associates entities	-	(2,197)
Repayment of loan granted	-	782
Sale of property and equipment	-	68
Purchase of property, plant and equipment	(1,796)	(4,352)
Cash acquired from acquisition of Mida	-	702
Impact to cash resulting from deconsolidation (see note 3)	(973)	-
Investment in long-term deposits	(33)	(4)
Net cash used in investing activities	$(2,802)	$(4,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants (in 2022 due to exercise of options) net of transaction costs	3,341	6
Proceeds from issuance of convertible loans	5,485	9,150
Proceeds from transaction with redeemable non-controlling interest that do not acquire control of a subsidiary, see note 3	5,000	-
Proceeds from receipts on account of shares and warrants to be allotted	-	2,175
Repayment of convertible loans and convertible bonds	(3,000)	(416)
Repayment of short and long-term debt	(30)	(9)
Net cash provided by financing activities	$10,796	$10,906

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(5,160)	$(3,163)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18	(51)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,369	5,974

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,227	$2,760

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	$753	$-
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(354)
Issuance of common stocks for the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	$287	$-

CASH PAID DURING THE YEAR FOR:
Interest	785	67

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

b. Liquidity

Through June 30, 2023, the Company had an accumulated deficit of $166 million. For the six months ended June 30, 2023 the Company incurred negative cash flows from operating activities of $13.2 million. The Company’s activities have been funded primarily by generating revenue, offerings of the Company’s securities and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended June 30, 2023 included in the Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2023 (the “Original Filing”), the Company identified a correction required to be made in its historical condensed consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2023. The correction relates to the accounting treatment of i) revenues, equity investees, goodwill, share on loss of associated companies, and selling, general and administration expenses (ii) convertible loan receivable and credit losses related to such convertible loan recorded during the three and six months ended June 30, 2023. In the Company’s Original Filing, the Company overstated revenues, as a result of inappropriate accounting for revenue recognition where, due to insufficient evidence of the collectability, it was not probable that the Company will collect substantially all of the consideration to which it is entitled in exchange for the services that it transferred to the customer. Account receivable and convertible loan were also restated due to inappropriate accounting for estimated credit losses.

The tables below set forth the condensed consolidated financial statements, including as reported, the impacts resulting from the restatement and the as restated amounts for the quarterly period ended June 30, 2023 (in thousands, except per share amounts):

	June 30, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Convertible loan receivable	$2,762	$(2,762)	$-
Total Current Assets	9,295	(2,762)	6,533
Equity investees	31,484	(31,443)	41
Goodwill	3,703	(2,492)	1,211
Total non-current assets	45,472	(33,935)	11,537
Total Assets	54,767	(36,697)	18,070
Accumulated deficit	(129,577)	(36,697)	(166,274)
Equity attributable to Orgenesis Inc.	23,965	(36,697)	(12,732)
Total Equity	23,965	(36,697)	(12,732)
Total Liabilities, redeemable Non-Controlling Interest and Equity	54,767	(36,697)	18,070

	Six months ended June 30, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Revenue	$14,019	$(13,764)	$255
Total revenues	14,019	(13,764)	255
Gross (loss) profit	8,065	(13,764)	(5,699)
Selling, general and administrative expenses	7,376	24,368	31,744
Operating loss	6,534	38,132	44,666
Loss (profit) from deconsolidation of Octomera	(411)	5,754	5,343
Credit losses on convertible loan receivable	-	2,688	2,688
Financial expenses, net	1,299	74	1,373
Loss before income taxes	7,702	46,648	54,350
Net loss	7,922	46,648	54,570
Net income (loss) attributable to non-controlling interests (including redeemable)	394	(9,951)	(9,557)
Net loss attributable to Orgenesis Inc.	7,984	36,697	45,013
Loss per share:
Basic and diluted	0.30	1.33	1.63
Comprehensive loss:
Net loss	7,922	46,648	54,570
Comprehensive loss	7,590	46,648	54,238
Comprehensive income (loss) attributed to non-controlling interests	394	(9,951)	(9,557)
Comprehensive loss attributed to Orgenesis Inc.	7,984	36,697	44,681

	Six months ended June 30, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Cash Flow from Operating Activities:
Net loss	$(7,922)	$(46,648)	$(54,570)
Loss (profit) from deconsolidation of Octomera	(411)	5,754	5,343
Credit losses on convertible loan receivable	-	2,688	2,688
Effect of exchange differences on inter-company balances	237	(23)	214
Interest expenses accrued on loans and convertible loans	226	74	300
Decrease (increase) in accounts receivable	(8,011)	38,155	30,144

b. Significant Accounting Policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses, determination of loss on deconsolidation, valuation of investments, goodwill impairment, and assessment of credit losses. Actual results could differ from those estimates.

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

As a result of the deconsolidation (see note 1a), the Company recorded a net loss of $5,343 thousand, representing the difference between the fair value of the retained interest in Octomera and the net assets deconsolidated in the transaction as follows:

(in thousands)
(As Restated)
Fair value of the retained interest in Octomera	$-
Net assets deconsolidated	4,959
Release of translation adjustment	384
Net loss	$5,343

The change in board composition does not constitute a strategic shift from the Company’s perspective and therefore the Company did not treat the deconsolidation as a discontinued operation.

Following the Amendment No. 2, the Company accounts for its investment in Octomera according to the equity method in accordance with ASC Topic 323, as it has retained the ability to exercise significant influence but does not control the entity. The Company thus recognized an equity method investment in a total amount of $0 million comprised of the assumed fair value of the Octomera shares held by the Company. Following the deconsolidation the Company recognized related parties balances that are disclosed on the face of the Company’s balance sheet.

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

The following table represents the deconsolidated amounts from the Company’s Balance Sheet (As Restated):

ASSETS:
Cash and cash equivalents	973
Other current assets	9,087
Non-current assets	31,935
TOTAL ASSETS	41,995

LIABILITIES:
Current liabilities	6,566
Long-term liabilities	2,313
TOTAL LIABILITIES	8,879

REDEEMABLE NON-CONTROLLING INTEREST	26,797

NON-CONTROLLING INTEREST	1,360

NET ASSETS DECONSOLIDATED	(4,959)

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

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the six months ended June 30, 2023 (As Restated) is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$240	$-	$255
Cost of revenues*	(5,084)	(398)	-	(5,482)
Gross profit	(5,069)	(158)	-	(5,227)
Cost of development services and research and development expenses*	(4,501)	(2,051)	-	(6,552)
Operating expenses*	(27,990)	(3,722)	-	(31,712)
Loss from deconsolidation of Octomera	-	-	(5,343)	(5,343)
Other income, net	2	-	-	2
Depreciation and amortization	(779)	(396)	-	(1,175)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Credit losses on convertible loan receivable	-	(2,688)	-	(2,688)
Financial Expenses, net	(495)	(879)	1	(1,373)
Share in net income of associated companies	-	1	-	1
Loss before income taxes	$(38,832)	$(10,176)	$(5,342)	$(54,350)

*	Excluding Depreciation, amortization expenses

Segment data for the six months ended June 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$12,949	3,862	$(3,535)	$13,276
Revenues from related party	1,137	-	-	1,137
Total revenues	14,086	3,862	(3,535)	14,413
Cost of revenues*	(1,324)	(640)	356	(1,608)
Gross profit	12,762	3,222	(3,179)	12,805
Cost of development services and research and development expenses*	(6,772)	(10,028)	2,635	(14,165)
Operating expenses*	(1,437)	(4,740)	544	(5,633)
Other income, net	3	5	-	8
Depreciation and amortization	(397)	(578)	-	(975)
Financial income (expenses), net	(1,251)	649	-	(602)
Share in net loss of associated companies	-	(915)	-	(915)
Income (loss) before income taxes	$2,908	$(12,385)	$-	$(9,477)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended June 30, 2023 (As Restated) is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$3	$110	$-	$113
Cost of revenues*	(2,776)	(220)	-	(2,996)
Gross profit	(2,773)	(110)	-	(2,883)
Cost of development services and research and development expenses*	(2,420)	(975)	-	(3,395)
Operating expenses*	(16,787)	(1,408)	-	(18,195)
Loss from deconsolidation of Octomera	-	-	(5,343)	(5,343)
Depreciation and amortization	(394)	(203)	-	(597)
Financial expenses, net	(229)	(464)	1	(692)
Share in net income of associated companies	-	3	-	3
Loss before income taxes	$(22,603)	$(3,157)	$(5,342)	$(31,102)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended June 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$6,606	1,920	$(1,827)	$6,699
Revenues from related party	502	-	-	502
Total revenues	7,108	1,920	(1,827)	7,201
Cost of revenues*	(974)	(351)	356	(969)
Gross profit	6,134	1,569	(1,471)	6,232
Cost of development services and research and development expenses*	(3,296)	(5,583)	1,207	(7,672)
Operating expenses*	(728)	(2,327)	264	(2,791)
Other income, net	3	5	-	8
Depreciation and amortization	(207)	(294)	-	(501)
Financial Expenses, net	(700)	311	-	(389)
Share in net loss of associated companies	(1)	(367)	-	(368)
Income (loss) before income taxes	$1,205	$(6,686)	$-	$(5,481)

*	Excluding Depreciation, amortization expenses

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

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2023 to June 30, 2023:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Non-employees	8,335	$1.36	Annually over a period of five years	$9	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2023 to June 30, 2023
Value of one common share	$1.36
Dividend yield	0%
Expected stock price volatility	80%
Risk free interest rate	4.07%
Expected term (years)	10

NOTE 8 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$25,543	$5,427	$45,013	$9,436
Adjustment of redeemable non-controlling interest to redemption amount	(3,671)	-	-	-
Net loss attributable to Orgenesis Inc. for loss per share	$21,872	$5,427	$45,013	$9,436
Weighted average number of common shares outstanding	28,603,597	24,820,756	27,546,229	24,711,462
Net loss per share	$0.76	$0.22	$1.63	$0.38

For the six months ended June 30, 2023 and June 30, 2022, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 7,673,798 shares underlying outstanding options and warrants and 7,101,236 shares upon conversion of convertible loans for the six months ended June 30, 2022, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,916,597 shares underlying outstanding options and warrants and 5,184,127 shares upon conversion of convertible loans for the three months ended June 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

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

NOTE 9 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(As Restated)		(As Restated)
	(in thousands)
Revenue stream:

POC development services	$-	$6,274	$-	$12,598
Cell process development services and hospital services	113	511	255	1,399
POC cell processing	-	416	-	416
Total	$113	$7,201	$255	$14,413

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(As Restated)		(As Restated)
	(in thousands)
Revenue earned:

Customer A (United States)	$65	$-	$130	$-
Customer B (United States)	$45	$-	$45	$-
Customer C (United States)	$-	$-	$65	$-
Customer D (United States)	$-	$2,502	$-	$3,729
Customer E (Greece)	$-	$1,996	$-	$2,656
Customer F (Korea)	$-	$742	$-	$3,425
Customer G (United Arab Emirates)	$-	$1,187	$-	$2,254

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for credit losses, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(As Restated)
	(in thousands)
Balance as of beginning of period	$36,183	$15,245
Elimination of acquisition receivables	-	(1,337)
Additions	293	13,953
Collections	(6,045)	(8,892)
Allowances for credit losses	(24,388)	-
Exchange rate differences	(52)	(183)
Deconsolidation of Octomera	(5,985)	-
Balance as of end of period	$6	$18,786

* The activity of the related party included in the trade receivables activity above is comprised of:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Balance as of beginning of period	$-	$1,972
Additions	-	1,137
Collections	-	(1,070)
Balance as of end of period	$-	$2,039

The activity for contract liabilities is comprised of:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Balance as of beginning of period	$70	$59
Additions	36	11
Deconsolidation of Octomera	(106)	-
Balance as of end of period	$-	$70

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

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022.

The following table presents our results of operations for the three months ended June 30, 2023 and 2022:

	Three-Months Ended
	June 30, 2023 (As Restated)	June 30, 2022
	(in thousands)
Revenues	$113	$6,699
Revenues from related party	-	502
Total revenues	113	7,201
Cost of revenues	3,232	1,063
Gross profit	(3,119)	6,138
Cost of development services and research and development expenses	3,527	7,838
Amortization of intangible assets	208	229
Selling, general and administrative expenses included credit losses $14,878 for the three months ended June 30, 2023	18,216	2,803
Operating loss	25,070	4,732
Loss from deconsolidation of Octomera	5,343	-
Other income, net	-	(8)
Financial expenses, net	692	389
Share in net loss of associated company	(3)	368
Loss before income taxes	31,102	5,481
Tax expense	91	11
Net loss	$31,193	$5,492

Revenues

During the three months ended June 30, 2023, we recognized revenue in the amount of $113 thousand, as compared to $7,201 during the three months ended June 30, 2022, representing a decrease of 98%.

During the 3 months ended June 30, 2023 we entered into new agreements with certain customers. We completed certain performance obligations under the agreements but did not recognize any revenue because revenue recognition conditions under ASC606 were not all met.

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

Selling, General and Administrative Expenses

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(As Restated)
	(in thousands)
Salaries and related expenses	$1,088	$925
Stock-based compensation	71	81
Accounting and legal fees	794	1,009
Professional fees	525	244
Rent and related expenses	48	56
Business development	151	130
Depreciation expenses, net	21	12
Other general and administrative expenses	15,518	346
Total	$18,216	$2,803

Selling, general and administrative expenses for the three months ended June 30, 2023 were $18,216 thousand, as compared to $2,803 thousand for the three months ended June 30, 2022, representing an increase of 550%. The increase in selling, general and administrative expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is primarily attributable to an increase in salaries and related expenses and , professional fees in the Octomera segment due to the ramp up of activity, an increase in other general and administrative expenses due to an increased provision for credit losses in the Octomera segment, offset by a decline in accounting and legal fees.

Financial Expenses, net

	Three-Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Interest expense on convertible loans and loans	$597	$239
Foreign exchange loss, net	94	149
Other expenses	2	1
Total	$693	$389

Financial expenses, net for the three months ended June 30, 2023 were $693 thousand, as compared to $389 thousand for the three months ended June 30, 2022, representing an increase of 78%. The increase was mainly due to interest expenses on convertible loans.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022.

The following table presents our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023 (As Restated)	June 30, 2022
	(in thousands)
Revenues	$255	$13,276
Revenues from related party	-	1,137
Total revenue	255	14,413
Cost of revenues	5,954	1,777
Gross profit	(5,699)	12,636
Cost of development services and research and development expenses	6,808	14,489
Amortization of intangible assets	415	461
Selling, general and administrative expenses included credit losses of $24,367 for the six months ended June 30, 2023	31,744	5,654
Operating loss	44,666	7,968
Other income, net	(2)	(8)
Loss from deconsolidation of Octomera	5,343	-
Credit loss on convertible loan receivable	2,688
Loss from extinguishment in connection with convertible loan	283	-
Financial expenses, net	1,373	602
Share in net loss (profit) of associated company	(1)	915
Loss before income taxes	54,350	9,477
Tax expense	220	12
Net loss	$54,570	$9,489

Revenues

Our revenues for the six months ended June 30, 2023 were $255 thousand, as compared to $14,413 thousand for the six months ended June 30, 2022, representing a decrease of 98%.

During the 6 months ended June 30, 2023 we entered into new agreements with certain customers. We completed certain performance obligations under the agreements but did not recognize any revenue because revenue recognition conditions under ASC606 were not all met.

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

Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2023 (As Restated)	June 30, 2022
	(in thousands)
Salaries and related expenses	$2,261	$1,825
Stock-based compensation	144	175
Accounting and legal fees	2,344	1,919
Professional fees	886	504
Rent and related expenses	114	110
Business development	361	251
Depreciation expenses, net	32	21
Other general and administrative expenses	25,602	849
Total	$31,744	$5,654

Selling, general and administrative expenses for the six months ended June 30, 2023 were $31,744 thousand, as compared to $5,654 thousand for the six months ended June 30, 2022, representing an increase of 461%. The increase was mainly as a result of increases in salaries and related expenses and professional fees as a result of ramped up activities in the Octomera segment, other general and administrative expenses as a result an increased provision for credit losses in the Octomera segment, and accounting and legal fees incurred as a result of investment activities.

Credit Loss

	Six Months Ended
	June 30, 2023 (As Restated)	June 30, 2022
	(in thousands)
Credit loss on convertible loans	$2,688	$-

Credit losses for the six months ended June 30, 2023 were $2,688 compared to $0 for the three months ended June 30, 2022. This was attributable to a provision created for a possible credit loss on a loan.

Financial Expenses, net

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Interest expense on convertible loans and loans	$1,129	$364
Foreign exchange loss, net	242	231
Other expenses (income)	3	7
Total	$1,374	$602

Financial expenses, net for the six months ended June 30, 2023 were $1,374 thousand, as compared to $602 thousand for the six months ended June 30, 2022, representing an increase of 128%. The increase was mainly as a result of increased interest expenses on convertible loans.

Working Capital

	As of
	June 30, 2023	December 31, 2022
	(As Restated)
	(in thousands)
Current assets	$6,533	$46,318
Current liabilities	12,711	15,910
Working capital	$(6,178)	$30,408

Current assets decreased by $39,785 thousand between December 31, 2022 and June 30, 2023 due mainly to the deconsolidation of the Octomera subsidiary.

Current liabilities decreased by $3,199 thousand between December 31, 2022 and June 30, 2023 primarily as a result of the deconsolidation of the Octomera subsidiary.

Liquidity and Financial Condition

	Six Months Ended
	June 30, 2023	June 30, 2022
	(As Restated)
	(in thousands)

Net loss	$(54,570)	$(9,489)

Net cash used in operating activities	(13,154)	(9,206)
Net cash used in investing activities	(2,802)	(4,863)
Net cash provided by financing activities	10,796	10,906
Decrease in cash and cash equivalents	$(5,160)	$(3,163)

During the six months ended June 30, 2023, we funded our operations from existing funds, and equity and loan financings.

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $13.2 million, as compared to net cash used in operating activities of approximately $9.2 million for the six months ended June 30, 2022. This is mainly attributable to the increased net loss for the period.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below. Such material weakness contributed to the restatement of our financial statements as described in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2023, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2023 and in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2023. As restated, our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A were prepared in accordance with U.S. GAAP, and our management has concluded that such restated consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management has determined that the Company had the following material weakness in its internal control over financial reporting:

We did not perform appropriate credit loss analyses related to our internal control over financial reporting in the accounting for whether we will collect substantially all the consideration as it relates to revenues as well as our estimated credit losses in the three and six months ended June 30, 2023. As a result, we identified a deficiency in the operating effectiveness of our internal control over financial reporting related to our accounting for revenues and credit losses in the three and six months ended June 30, 2023, which resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 which was effected through the Company’s filing of this Amendment.

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

