Form 10-Q/A
period 2023-09-30
Orgenesis Inc.
filed 2024-04-15
CIK 1460602

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of November 13, 2023, there were 31,877,063 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Orgenesis Inc. (the “Company”) for the quarter ended September 30, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2023 (the “Original Filing”).

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

Contemporaneously with the filing of this Form 10-Q/A, the Company is filing an amendment to its Quarterly Reports on Form 10-Q as of and for each of the periods ended March 31, 2023 and June 30, 2023.

Internal Control Considerations

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of September 30, 2023. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures and internal control over financial reporting as of September 30, 2023 were not effective as a result of the inappropriate measurement of expected credit losses and revenues. For additional information about the nature of the Company’s material weaknesses which contributed to the financial statement restatement described herein, see Part I, Item 4 “Controls and Procedures”, in this Form 10-Q/A.

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

ORGENESIS INC.

FORM 10-Q/A

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2023 (As Restated - See note 2)	December 31, 2022
Assets

CURRENT ASSETS:
Cash and cash equivalents	$55	$5,311
Restricted cash	734	1,058
Accounts receivable, net of credit losses of 0$ as of September 30, 2023 and December 31, 2022	71	36,183
Prepaid expenses and other receivables	4,031	958
Receivables from related parties	1,052	-
Convertible loan receivable	-	2,688
Inventory	34	120
Total current assets	5,977	46,318

NON-CURRENT ASSETS:
Deposits	$40	$331
Equity investees	31	39
Loans to associates	93	96
Property, plant and equipment, net	1,503	22,834
Intangible assets, net	7,528	9,694
Operating lease right-of-use assets	431	2,304
Goodwill	1,211	8,187
Deferred tax	-	103
Other assets	716	1,022
Total non-current assets	11,553	44,610
TOTAL ASSETS	$17,530	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Cont’d)

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2023 (As Restated)	December 31, 2022
Liabilities and Equity

CURRENT LIABILITIES:
Accounts payable	$4,851	$4,429
Accounts payable related parties	132	-
Accrued expenses and other payables	2,015	2,648
Income tax payable	915	289
Employees and related payables	807	1,860
Other payables related parties	999	-
Advance payments on account of grant	1,376	1,578
Short-term loans	430	-
Current maturities of finance leases	17	60
Current maturities of operating leases	220	542
Current maturities of convertible loans	2,540	4,504
Total current liabilities	14,302	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$140	$1,728
Convertible loans	18,394	13,343
Retirement benefits obligation	-	163
Finance leases	8	95
Other long-term liabilities	58	415
Total long-term liabilities	18,600	15,744
TOTAL LIABILITIES	32,902	31,654

REDEEMABLE NON-CONTROLLING INTEREST	$-	$30,203

EQUITY:
Common stock of $0.0001 par value: Authorized at September 30, 2023 and December 31, 2022: 145,833,334 shares; Issued at September 30, 2023 and December 31, 2022: 30,753,374 and 25,832,322 shares, respectively; Outstanding at September 30, 2023 and December 31, 2022: 30,466,807 and 25,545,755 shares, respectively	3	3
Additional paid-in capital	155,819	150,355
Accumulated other comprehensive income (loss)	71	(270)
Treasury stock 286,567 shares as of September 30, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(169,999)	(121,261)
Equity attributable to Orgenesis Inc.	(15,372)	27,561
Non-controlling interest	-	1,510
Total equity	(15,372)	29,071
TOTAL LIABILITIES REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY	$17,530	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022	September 30, 2023 (As Restated)	September 30, 2022
Revenues	$110	$7,841	$365	$21,117
Revenues from related party	-	147	-	1,284
Total revenues	110	7,988	365	22,401
Cost of revenues	139	983	6,093	2,760
Gross (loss) profit	(29)	7,005	(5,728)	19,641
Cost of development services and research and development expenses	808	3,683	7,616	18,172
Amortization of intangible assets	153	225	568	686
Selling, general and administrative expenses including credit losses of $24,367 for the nine months ended September 30, 2023	1,245	3,104	32,989	8,758
Share in net loss of associated companies	553	274	552	1,189
Operating loss	2,788	281	47,453	9,164
Loss from deconsolidation of Octomera (see note 3)	-	-	5,343	-
Other (income), loss net	(2)	2	(4)	(6)
Credit loss on convertible loan receivable	-	-	2,688	-
Loss from extinguishment in connection with convertible loan	-	-	283	-
Financial expenses, net	545	1,100	1,918	1,702
Loss before income taxes	3,331	1,383	57,681	10,860
Tax expenses	394	25	614	37
Net loss	3,725	1,408	58,295	10,897
Net loss attributable to non-controlling interests (including redeemable)	-	(52)	(9,557)	(105)
Net loss attributable to Orgenesis Inc.	$3,725	$1,356	$48,738	$10,792

Loss per share:
Basic and diluted	$0.12	$0.05	$1.70	$0.43

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	30,022,591	25,403,907	28,680,777	24,944,814

Comprehensive loss:
Net loss	$3,725	$1,408	$58,295	$10,897
Other comprehensive (income) loss - translation adjustments	(9)	556	43	1,033
Release of translation adjustment due to deconsolidation of Octomera	-	-	(384)	-
Comprehensive loss	3,716	1,964	57,954	11,930
Comprehensive loss attributed to non-controlling interests	-	(52)	(9,557)	(105)
Comprehensive loss attributed to Orgenesis Inc.	$3,716	$1,912	$48,397	$11,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro- lling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the nine months ended September 30, 2023:
Stock-based compensation to employees and directors	-	-	347	-	-	-	347	-	347
Stock-based compensation to service providers	-	-	40	-	-	-	40	-	40
Issuance of shares and warrants net of issuance costs	3,947,368	*	4,341	-	-	-	4,341	-	4,341
Issuance of Shares due to exercise of warrants	973,684	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(9,406)	-	-	-	(9,406)	-	(9,406)
Comprehensive income (loss) for the period	-	-	-	(43)	-	(48,738)	(48,781)	(150)	(48,931)
Balance at September 30, 2023	30,466,807	$3	$155,819	$71	$(1,266)	$(169,999)	$(15,372)	$-	$(15,372)

*	Represents an amount lower than $1.

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

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at July 1, 2023	28,466,807	$3	$154,743	$62	$(1,266)	$(166,274)	$(12,732)	$-	$(12,732)
Changes during the three months ended September 30, 2023:
Stock-based compensation to employees and directors	-	-	68	-	-	-	68	-	68
Stock-based compensation to service providers	-	-	8	-	-	-	8	-	8
Issuance of shares	2,000,000	*	1,000	-	-	-	1,000	-	1,000
Comprehensive income (loss) for the period	-	-	-	9	-	(3,725)	(3,716)	-	(3,716)
Balance at September 30, 2023	30,466,807	$3	$155,819	$71	$(1,266)	$(169,999)	$(15,372)	$-	$(15,372)

*	Represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumulated Other Compre-hensive Loss	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at July 1, 2022	24,820,756	$3	$146,919	$2,175	$(270)	$(1,266)	$(115,808)	$31,753	$90	$31,843
Changes during the three months ended September 30, 2022:
Stock-based compensation to employees and directors	-	-	183	-	-	-	-	183	-	183
Stock-based compensation to service providers	-	-	11	-	-	-	-	11	-	11
Issuance of warrants with respect to convertible loans	-	-	177	-	-	-	-	177	-	177
Issuance of shares	724,999	*	2,175	(2,175)	-	-	-	-	-	-
Comprehensive loss for the period	-	-	-	-	(556)	-	(1,356)	(1,912)	(52)	(1,964)
Balance at September 30, 2022	25,545,755	$3	$149,465	$-	$(826)	$(1,266)	$(117,164)	$30,212	$38	$30,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(58,295)	$(10,897)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	387	694
Capital gain, net	-	(5)
Loss from deconsolidation of Octomera	5,343	-
Share in losses of associated companies, net	552	1,189
Depreciation and amortization expenses	1,366	1,463
Credit loss on convertible loan receivable	2,688	-
Effect of exchange differences on inter-company balances	106	353
Net changes in operating leases	(82)	(58)
Interest expenses accrued on loans and convertible loans	880	764
Loss from extinguishment in connection with convertible loan restructuring	283	-
Changes in operating assets and liabilities:
Accounts receivable	30,079	(8,838)
Prepaid expenses and other accounts receivable	(1,598)	308
Inventory	(389)	10
Other assets	10	17
Accounts payable	3,925	(1,574)
Accrued expenses and other payables	266	2,379
Employee and related payables	135	32
Deferred taxes liability	9	-
Net cash used in operating activities	$(14,335)	$(14,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	538
Increase in loan to associates entities	-	(2,578)
Repayment of loan granted	-	782
Sale of property and equipment	-	71
Purchase of property, plant and equipment	(2,096)	(6,971)
Cash acquired from acquisition of Mida	-	702
Impact to cash resulting from deconsolidation (see note 3)	(973)	-
Investment in Octomera (see note 3)	(543)	-
Investment in long-term deposits	(33)	(2)
Net cash used in investing activities	$(3,645)	$(7,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares due to exercise of options and warrants (net of transaction costs)	4,341	2,181
Proceeds from issuance of convertible loans	5,660	19,150
Proceeds from transaction with redeemable non-controlling interest that do not acquire control of a subsidiary, see note 3	5,000	-
Repayment of convertible loans and convertible bonds	(3,000)	(2,300)
Repayment of short and long-term debt	(33)	(20)
Proceeds from issuance of loans payable	425
Grant received in respect of third party	-	1,413
Transfer of the grant received to third party	-	(329)
Net cash provided by financing activities	$12,393	$20,095

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(5,587)	$(1,526)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7	19

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,369	5,974

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$789	$4,467

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	$752	$432
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(368)
Issuance of common stocks for the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	$287	$-

CASH PAID DURING THE YEAR FOR:
Interest	$785	$458

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

Through September 30, 2023, the Company had an accumulated deficit of $169,999. For the nine months ended September 30, 2023, the Company incurred negative cash flows from operating activities of $14,335. The Company’s activities have recently been funded primarily by offerings of its equity securities, loans, and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

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

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the quarter ended September 30, 2023 included in the Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2023 (the “Original Filing”), the Company identified a correction required to be made in its historical condensed consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2023. The correction relates to the accounting treatment of i) revenues, equity investees, goodwill, share on loss of associated companies, and selling, general and administration expenses (ii) convertible loan receivable and credit loss related to such convertible loan recorded during the three and nine months ended September 30, 2023. In the Company’s Original Filing, the Company overstated revenues as a result of inappropriate accounting for revenue recognition where, due to insufficient evidence of the collectability, it was not probable that the Company will collect substantially all of the consideration to which it is entitled in exchange for the services that it transferred to the customer. Account receivable and convertible loan were also restated due to inappropriate accounting for estimated credit losses.

The tables below set forth the condensed consolidated financial statements, including as reported, the impacts resulting from the restatement and the as restated amounts for the quarterly period ended September 30, 2023 (in thousands, except per share amounts):

	September 30, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Convertible loan receivable	$2,799	$(2,799)	$-
Total Current Assets	8,776	(2,799)	5,977
Equity investees	22,509	(22,478)	31
Goodwill	3,703	(2,492)	1,211
Total non-current assets	36,523	(24,970)	11,553
Total Assets	45,299	(27,769)	17,530
Accumulated deficit	(142,230)	(27,769)	(169,999)
Equity attributable to Orgenesis Inc.	12,397	(27,769)	(15,372)
Total Equity	12,397	(27,769)	(15,372)
Total Liabilities, redeemable Non-Controlling Interest and Equity	45,299	(27,769)	17,530

	Nine months ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Revenue	$14,129	$(13,764)	$365
Total revenues	14,129	(13,764)	365
Gross (loss) profit	8,036	(13,764)	(5,728)
Selling, general and administrative expenses	8,621	24,368	32,989
Share in net loss of associated companies	9,517	(8,965)	552
Operating loss	18,286	29,167	47,453
Loss (profit) from deconsolidation of Octomera	(411)	5,754	5,343
Credit loss on convertible loan receivable	-	2,688	2,688
Financial expenses, net	1,807	111	1,918
Loss before income taxes	19,961	37,720	57,681
Net loss	20,575	37,720	58,295
Net income (loss) attributable to non-controlling interests (including redeemable)	394	(9,951)	(9,557)
Net loss attributable to Orgenesis Inc.	20,969	27,769	48,738
Loss per share:
Basic and diluted	0.75	0.95	1.70
Comprehensive loss:
Net loss	20,575	37,720	58,295
Comprehensive loss	20,234	37,720	57,954
Comprehensive income (loss) attributed to non-controlling interests	394	(9,951)	(9,557)
Comprehensive loss attributed to Orgenesis Inc.	20,628	27,769	48,397

	Nine months ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
	(In thousands)
Cash Flow from Operating Activities:
Net loss	$(20,575)	$(37,720)	$(58,295)
Loss (profit) from deconsolidation of Octomera	(411)	5,754	5,343
Share in net loss of associated companies	9,517	(8,965)	552
Credit loss on convertible loan receivable	-	2,688	2,688
Effect of exchange differences on inter-company balances	129	(23)	106
Interest expenses accrued on loans and convertible loans	769	111	880
Decrease (increase) in accounts receivable	(8,076)	38,155	30,079

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

In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance results in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance is to be applied prospectively to acquisitions that occur on or after the effective date. The guidance is currently effective for fiscal years that began after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The adoption of this guidance not have a material impact on the Company’s consolidated financial statements.

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

As a result of the deconsolidation (see note 1a), the Company recorded a net loss of $5,343, representing the difference between the fair value of the retained interest in Octomera and the net assets deconsolidated in the transaction as follows:

(in thousands)
(As Restated)
Fair value of the retained interest in Octomera	$-
Net assets deconsolidated	4,959
Release of translation adjustment	384
Net loss	$5,343

The change in board composition does not constitute a strategic shift from the Company’s perspective and therefore the Company did not treat the deconsolidation as a discontinued operation.

Following the Amendment No. 2, the Company accounted for its investment in Octomera according to the equity method in accordance with ASC Topic 323, as it has retained the ability to exercise significant influence but does not control the entity. The Company thus recognized an equity method investment in a total amount of $0 comprised of the assumed fair value of the Octomera shares held by the Company. Following the deconsolidation, the Company recognized related party balances that are disclosed on the face of the Company’s balance sheet.

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

The following table represents the deconsolidated amounts from the Company’s Balance Sheet at the date of deconsolidation (As Restated):

(in thousands)
ASSETS:
Cash and cash equivalents	973
Other current assets	9,087
Non-current assets	31,935
TOTAL ASSETS	41,995

LIABILITIES:
Current liabilities	6,566
Long-term liabilities	2,313
TOTAL LIABILITIES	8,879
REDEEMABLE NON-CONTROLLING INTEREST	26,797
NON-CONTROLLING INTEREST	1,360
NET ASSETS DECONSOLIDATED	4,959

NOTE 4 – EQUITY-METHOD INVESTMENTS

As of September 30, 2023, and December 31, 2022, the balances of our equity-method investments were $31 and $39, respectively, and are as follows:

Octomera LLC

The Company currently owns approximately 75% of Octomera LLC.

As of September 30, 2023, the balance of our equity-method investment related to Octomera was approximately $0. Through September 30, 2023, the Company’s share in Octomera’s net loss was $543K.

Our equity-method investment in Octomera is considered a significant investee. The following table presents summarized results of operations for the three months since the date of deconsolidation:

Three-Months Ended (As Restated)
(in thousands)
Total revenue	$29
Gross loss	$2,198
Net loss	$8,721

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

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the nine months ended September 30, 2023 (As Restated) is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$44	350	$(29)	$365
Cost of revenues*	(6,959)	(531)	1,874	(5,616)
Gross profit	(6,915)	(181)	1,845	(5,251)
Cost of development services and research and development expenses*	(6,828)	(2,830)	2,327	(7,331)
Operating expenses*	(31,921)	(4,962)	3,930	(32,953)
Share in net loss of associated companies	-	(10)	(542)	(552)
Loss from deconsolidation of Octomera	-	-	(5,343)	(5,343)
Other income, net	2	2	-	4
Depreciation and amortization	(1,294)	(589)	517	(1,366)
Credit loss on convertible loan receivable	-	(2,688)	-	(2,688)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(587)	(1,425)	94	(1,918)
Income (loss) before income taxes	$(47,543)	$(12,966)	$2,828	$(57,681)

*	Excluding Depreciation and amortization expenses

Segment data for the nine months ended September 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$20,705	5,908	$(5,496)	$21,117
Revenues from related party	1,284	-	-	1,284
Total revenues	21,989	5,908	(5,496)	22,401
Cost of revenues*	(1,988)	(857)	356	(2,489)
Gross profit	20,001	5,051	(5,140)	19,912
Cost of development services and research and development expenses*	(10,791)	(11,209)	4,297	(17,703)
Operating expenses*	(2,822)	(6,742)	843	(8,721)
Share in net income of associated companies	(222)	(967)	-	(1,189)
Other income, net	2	4	-	6
Depreciation and amortization	(685)	(778)	-	(1,463)
Financial Expenses, net	(2,087)	385	-	(1,702)
Income (loss) before income taxes	$3,396	$(14,256)	$-	$(10,860)

*	Excluding Depreciation and amortization expenses

Segment data for the three months ended September 30, 2023 (As Restated) is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$29	$110	$(29)	$110
Cost of revenues*	(1,875)	(133)	1,874	(134)
Gross profit	(1,846)	(23)	1,845	(24)
Cost of development services and research and development expenses*	(2,327)	(779)	2,327	(779)
Operating expenses*	(3,931)	(1,240)	3,930	(1,241)
Share in net loss of associated companies	-	(11)	(542)	(553)
Other income	-	2	-	2
Depreciation and amortization	(515)	(193)	517	(191)
Financial Expenses, net	(92)	(546)	93	(545)
Income (loss) before income taxes	$(8,711)	$(2,790)	$8,170	$(3,331)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended September 30, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
Revenues	$7,756	2,046	$(1,961)	$7,841
Revenues from related party	147	-	-	147
Total revenues	7,903	2,046	(1,961)	7,988
Cost of revenues*	(664)	(217)	-	(881)
Gross profit	7,239	1,829	(1,961)	7,107
Cost of development services and research and development expenses*	(4,019)	(1,181)	1,662	(3,538)
Operating expenses*	(1,385)	(2,002)	299	(3,088)
Share in net income of associated companies	(222)	(52)	-	(274)
Other income (loss), net	(1)	(1)	-	(2)
Depreciation and amortization	(288)	(200)	-	(488)
Financial Expenses, net	(836)	(264)	-	(1,100)
Income (loss) before income taxes	$488	$(1,871)	$-	$(1,383)

*	Excluding Depreciation, amortization expenses

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

NOTE 8 – CONVERTIBLE LOANS

Convertible loans outstanding as of September 30, 2023 and December 31, 2022 are as follows:

Principal Amount		Issuance Date (Year)	Current Interest Rate %	Current Maturity (Year)	Current Conversion Price $
Convertible Loans Outstanding as of September 30, 2023
$750		2018	10%	2026	2.50
1,500		2019	10%	2026	7.00
100		2019	8%	2023	2.50
5,000		2019	10%	2026	2.50
100		2020	8%	2023	7.00
5,000		2022	10%	2026	2.50
1,150	**	2022	6%	2023	4.50
5,000		2023	8%	2026	2.46
660		2023	8%	2024		*
$19,260

*	See Koligo convertible loan agreement below.
**	See note 13.

Convertible Loans Outstanding as of December 31, 2022

$750	2018	2%	2023	7.00
1,600	2019	8%	2024	7.00
5,000	2019	6%	2023	7.00
100	2020	8%	2023	7.00
8,000	2022	10%	2024	2.50
1,150	2022	6%	2023	4.50
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

The table below summarizes all the options for the purchase of shares in the Company granted to consultants and service providers during the period from January 1, 2023 to September 30, 2023:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant	Expiration Period
Non-employees	8,335	$1.36	Annually over a period of five years	$9	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2023 to September 30, 2023
Value of one common share	$1.36
Dividend yield	0%
Expected stock price volatility	80%
Risk free interest rate	4.07%
Expected term (years)	10

NOTE 10 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$3,725	$1,356	$48,738	$10,792
Weighted average number of common shares outstanding	30,022,591	25,403,907	28,680,777	24,944,814
Net loss per share	$0.12	$0.05	$1.70	$0.43

For the nine months ended September 30, 2023 and September 30, 2022, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Diluted loss per share does not include 7,680,038 shares underlying outstanding options and warrants and 7,139,018 shares upon conversion of convertible loans for the nine months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 7,963,476 shares underlying outstanding options and warrants and 7,213,348 shares upon conversion of convertible loans for the three months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

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

NOTE 11 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022	September 30, 2023 (As Restated)	September 30, 2022
Revenue stream:

POC development services	$-	$1,118	$-	$13,716
Cell process development services and hospital services	110	4,438	365	5,837
POC cell processing	-	2,432	-	2,848
Total	$110	$7,988	$365	$22,401

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022	September 30, 2023 (As Restated)	September 30, 2022
Revenue earned:

Customer A (United States)	$-	$-	$130	$-
Customer B (United States)	$45	$-	$90	$-
Customer C (United States)	$65	$-	$130	$-
Customer D (Greece)	$-	$3,401	$-	$6,058
Customer E (United States)	$-	$669	$-	$4,398
Customer F (Korea)	$-	$283	$-	$3,708
Customer G (United Arab Emirates)	$-	$1,254	$-	$3,508

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for credit losses, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
Balance as of beginning of period	$36,183	$15,245
Elimination of acquisition receivables	-	(1,337)
Additions	403	21,367
Collections	(6,090)	(11,187)
Allowances for credit losses	(24,388)	-
Exchange rate differences	(52)	(344)
Deconsolidation of Octomera	(5,985)	-
Balance as of end of period	$71	$23,744

* The activity of the related party included in the trade receivables activity above is comprised of:

Nine Months Ended
September 30, 2022
Balance as of beginning of period	$1,972
Additions	1,284
Collections	(1,070)
Balance as of end of period	$2,186

The activity for contract liabilities is comprised of:

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
Balance as of beginning of period	$70	$59
Additions	156	11
Deconsolidation of Octomera	(106)	-
Balance as of end of period	$120	$70

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

During 2023, we and MM invested $660 thousand and $6.5 million respectively into Octomera in exchange for Octomera preferred shares.

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

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022.

The following table presents our results of operations for the three months ended September 30, 2023 and 2022 (dollars in thousands in the table and discussion thereafter):

	Three-Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
Revenues	$110	$7,841
Revenues from related party	-	147
Total revenues	110	7,988
Cost of revenues	139	983
Gross profit	(29)	7,005
Cost of development services and research and development expenses	808	3,683
Amortization of intangible assets	153	225
Selling, general and administrative expenses	1,245	3,104
Share in net loss of associated company	553	274
Operating loss	2,788	281
Other income, net	(2)	2
Financial expenses, net	-	1,100
Loss before income taxes	-	1,383
Tax expense	3,331	25
Net loss	$394	$1,408

Revenues

During the three months ended September 30, 2023, we recognized revenue in the amount of $110, as compared to $7,988 during the three months ended September 30, 2022, representing a decrease of 99%. This was attributable to the deconsolidation of Octomera as of June 30, 2023. The majority of our revenues were from Octomera.

In addition, during the 3 months ended September 30, 2023 Octomera completed certain performance obligations under revenue agreements but did not recognize any revenue because revenue recognition conditions under ASC606 were not all met.

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

Selling, General and Administrative Expenses

	Three-Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
Salaries and related expenses	$259	$764
Stock-based compensation	53	76
Accounting and legal fees	460	1,436
Professional fees	134	146
Rent and related expenses	13	60
Business development	60	114
Depreciation expenses, net	4	15
Other general and administrative expenses	262	493
Total	$1,245	$3,104

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

In the Octomera segment, selling, general and administrative expense (excluding depreciation) for the three months ended September 30, 2023 were $3,931 as compared to $1,385 for the three months ended September 30, 2022, representing an increase of 184%. The increase was mainly as a result of an increase in an allowance for credit losses.

Share in Net Loss of Associated Company

Share in net loss of associated company for the three months ended September 30, 2023 was $ 553 , as compared to $274 for the three months ended September 30, 2022, representing a increase of 102%. The increase in share in net loss of associated company in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily attributable to credit losses in the period resulting from higher than previously expected credit losses related to a group of customers that are significantly overdue in Octomera.

Financial Expenses, net

	Three-Months Ended
	September 30, 2023	September 30, 2022
Interest expense on convertible loans and loans	$611	$589
Foreign exchange loss (income), net	(69)	512
Other expenses (income)	2	(1)
Total	$544	$1,100

Financial expenses, net for the three months ended September 30, 2023 were $544, as compared to $1,100 for the three months ended September 30, 2022, representing a decrease of 51%. The decrease was mainly due to foreign exchange losses incurred in the three months ended September 30, 2022 in the Octomera segment.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022.

The following table presents our results of operations for the nine months ended September 30, 2023 and 2022 (dollars in thousands in the table and discussion thereafter):

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
Revenues	$365	$21,117
Revenues from related party	-	1,284
Total revenue	365	22,401
Cost of revenues	6,093	2,760
Gross profit	(5,728)	19,641
Cost of development services and research and development expenses	7,616	18,172
Amortization of intangible assets	568	686
Selling, general and administrative expenses included credit losses of $24,367 for the nine months ended September 30, 2023	32,989	8,758
Share in net loss of associated company	552	1,189
Operating loss	47,453	9,164
Other income, net	(4)	(6)
Loss from deconsolidation of Octomera	5,343	-
Loss from extinguishment in connection with convertible loan	283	-
Credit loss on convertible loan	2,688	-
Financial expenses, net	1,918	1,702
Loss before income taxes	57,681	10,860
Tax expense	614	37
Net loss	$58,295	$10,897

Revenues

Our revenues for the nine months ended September 30, 2023 were $365, as compared to $22,401 for the nine months ended September 30, 2022, representing a decrease of 98%.This was attributable to the deconsolidation of Octomera at June 30, 2023. The majority of our revenues were from Octomera and were included in our revenues until the date of deconsolidation.

In addition, during the 9 months ended September 30, 2023 Octomera completed certain performance obligations under revenue agreements but did not recognize any revenue because revenue recognition conditions under ASC606 were not all met.

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

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
Salaries and related expenses	$2,520	$2,589
Stock-based compensation	197	251
Accounting and legal fees	2,804	3,355
Professional fees	1,020	650
Rent and related expenses	127	170
Business development	421	365
Depreciation expenses, net	36	36
Other general and administrative expenses	25,864	1,342
Total	$32,989	$8,758

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $32,989, as compared to $8,758 for the nine months ended September 30, 2022, representing an increase of 277%. The increase was mainly as a result of allowances for credit losses in the Octomera segment.

In the Octomera segment, selling, general and administrative expense (excluding depreciation) for the nine months ended September 30, 2023 were $6,828 as compared to $2,822 for the nine months ended September 30, 2022, representing an increase of 37%. The increase was mainly as a result of increases in salaries and related expenses, professional fees as a result of ramped up activities, and an increase in Other general and administrative expenses as a result of allowances for credit losses.

Share in Net Loss of Associated Company

Share in net loss of associated company for the nine months ended September 30, 2023 was $ 552 , as compared to $1,189 for the three months ended September 30, 2022, representing a increase of 54%. The increase in Share in net loss of associated company in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily attributable to credit losses in the three months ended September 30, 2023 resulting from higher than previously expected credit losses related to a group of customers that are significantly overdue in Octomera.

Credit loss on convertible loan receivable

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022
	(in thousands)
Credit loss on convertible loans receivable	$2,688	$0

Credit losses for the nine months ended September 30, 2023 were $2,688 compared to $0 for the three months ended September 30, 2022. This was attributable to a provision created for a credit loss on a loan.

Financial Expenses, net

	Nine Months Ended
	September 30, 2023	September 30, 2022
Interest expense on convertible loans and loans	$1,740	$953
Foreign exchange loss, net	173	743
Other expenses (income)	5	6
Total	$1,918	$1,702

Financial expenses, net for the nine months ended September 30, 2023 were $1,918, as compared to $1,702 for the nine months ended September 30, 2022, representing an increase of 13%.

Working Capital

(dollars in thousands)

	As of
	September 30, 2023 (As Restated)	December 31, 2022
Current assets	$5,977	$46,318
Current liabilities	14,302	15,910
Working capital	$(8,325)	$30,408

Current assets decreased by $40,341 between December 31, 2022 and September 30, 2023 due mainly to the deconsolidation of Octomera. The majority of cash and cash equivalents, restricted cash, and accounts receivable at December 31, 2022 were part of Octomera. Prepaid expenses and other receivables increased by $3,073 from December 31, 2022 to September 30, 2023 mainly as a result of prepayments in development contracts. Receivables from related parties in the amount of $1,052 are receivables from Octomera subsidiaries, that were consolidated at December 31, 2022 and not at September 30, 2023. See also above: “Credit loss on convertible loans” regarding the decrease in Convertible loan receivable.

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

Liquidity and Financial Condition

(dollars in thousands)

	Nine Months Ended
	September 30, 2023 (As Restated)	September 30, 2022

Net loss	$(58,295)	$(10,897)

Net cash used in operating activities	(14,335)	(14,163)
Net cash used in investing activities	(3,645)	(7,458)
Net cash provided by financing activities	12,393	20,095
Decrease in cash and cash equivalents	$(5,587)	$(1,526)

During the nine months ended September 30, 2023, we funded our operations from existing funds, and equity and loan financings.

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $14,335, as compared to net cash used in operating activities of approximately $14,163 for the nine months ended September 30, 2022. This is mainly attributable to:

●	An increase in the Net Loss for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, for the reasons explained above.

●	The deconsolidation of Octomera. The majority of accounts receivable and inventory as at December 31, 2023 were part of Octomera.

●	An increase in prepaid expenses and other accounts receivable in the amount of $3,073 mainly as a result of prepayments of development contracts.

●	An increase in accounts payable not related to Octomera, as a result of our not having sufficient funds to pay vendors.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below. Such material weakness contributed to the restatement of our financial statements as described in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2023, Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2023 and in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2023. As restated, our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A were prepared in accordance with U.S. GAAP, and our management has concluded that such restated consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management has determined that the Company had the following material weakness in its internal control over financial reporting:

We did not perform appropriate credit loss analyses related to our internal control over financial reporting in the accounting for whether we will collect substantially all the consideration as it relates to revenues as well as our estimated credit losses in the three and nine months ended September 30, 2023. As a result, we identified a deficiency in the operating effectiveness of our internal control over financial reporting related to our accounting for revenues and credit losses in the three and nine months ended September 30, 2023, which resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 which was effected through the Company’s filing of this Amendment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(10)	Material Contracts
10.1	Securities Purchase Agreement, dated August 31, 2023, by and among the Company and a certain investor (incorporated by reference to an exhibit to our current report on Form 8-K, filed on September 1, 2023).
10.2	Convertible Loan Agreement dated September 29, 2023, by and among the Borrower and Sai Traders (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 5, 2023).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

