Form 10-K
period 2023-12-31
Orgenesis Inc.
filed 2024-04-15
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $35,033,921, as computed by reference to the closing price of such common stock on The Nasdaq Capital Market on such date.

The registrant had 34,338,782 shares of common stock outstanding as of April 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ORGENESIS INC.

2023 FORM 10-K ANNUAL REPORT

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries: Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Koligo Therapeutics Inc., a Kentucky corporation (“Koligo”); Orgenesis CA, Inc. (the “California Subsidiary”); Mida Biotech BV (“Mida”); Orgenesis Italy SRL (the “Italian Subsidiary”), Orgenesis Austria GmbH, an Austrian corporation (“Orgenesis Austria”), Octomera LLC (formerly Morgenesis LLC, a Delaware entity which was renamed to Octomera LLC during 2023) (“Octomera”) and its wholly or majority owned subsidiaries, Orgenesis Korea Co. Ltd., a Korean based entity; Orgenesis Services SRL, a Belgian-based entity; Orgenesis Maryland LLC a Maryland entity; Orgenesis Biotech Israel Ltd. (“OBI”), an Israeli entity; Tissue Genesis International LLC (“Tissue Genesis”) a Texas limited liability company; Orgenesis Germany GmbH, a German entity; Orgs POC CA Inc, a Californian entity; Orgenesis Australia PTY LTD an Australian entity, Theracell Laboratories IKE (“Theracell Laboratories”), a Greek company, and OCTO Services LLC, a Delaware limited liability company.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2023, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

(All monetary amounts are expressed in thousands of US dollars, unless stated otherwise)

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

To advance the execution of our goal of bringing such therapies to market, we have designed and built our POCare Platform - a scalable infrastructure of technology and services that ensures a central quality system, replicability and standardization of infrastructure and equipment, and centralized monitoring and data management. The platform is constructed on POCare Centers that serve as hubs that implement locally our POCare quality system, Good Manufacturing Practices (“GMP”), training procedures, quality control testing and incoming supply of materials and oversee the actual production in the Orgenesis Mobile Processing Units & Labs (“OMPULs”). The POCare Platform is operated by Octomera (see below). This platform is utilized by other parties, such as biotech companies and hospitals for the supply of their products. Octomera services include adapting the process to the platform and supplying the products (“POCare Services”). These are services for third party companies and for CGTs that are not necessarily based on our POCare Therapies.

We believe that decentralized cell processing offered through our POCare Platform could potentially democratize supply, increase production capacity, simplify logistics and shorten turnaround time. These benefits may significantly lower production costs and potentially allow us to make progress toward its vision of improved access and outcomes in healthcare.

POCare Therapies

The global CGT market is growing at a rapid pace, now with over 2,000 active clinical trials (Alliance for Regenerative Medicine (ARM) H1 2022 Report), including 200+ in Phase III and 254 new clinical trials in 2022 (ARM State of the Industry Briefing). Several biotech companies developing CGTs have been acquired by large pharma (Gilead Sciences acquired Kite Pharma, Roche acquired Spark Therapeutics, Bayer acquired AskBio) for several billion dollars before generating their first revenues. According to an article by McKinsey & Company from April 2020, CGT products account for 12 percent of the industry’s clinical and 16 percent of the preclinical pipeline.

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

Our Therapies development subsidiaries are:

●	Koligo Therapeutics, Inc., a Kentucky corporation, which is a regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercializing its metabolic pipeline via the POCare Network throughout the United States and in international markets.

●	Orgenesis CA, Inc. a Delaware corporation, which is currently focused on development of our technologies and therapies in California.

●	Orgenesis Belgium SRL which is currently focused on product development. Since its incorporation the subsidiary has received grant awards of over Euro 19 million from the Walloon region for several projects (DGO6 grants). We intend to continue applying for the Walloon Region support of our future pre-clinical and clinical development plans.

●	Orgenesis Switzerland Sarl, which is currently focused on providing group management services.

●	MIDA Biotech BV, which is currently focused on research and development activities, was granted a 4 million Euro grant under the European Innovation Council Pathfinder Challenge Program which supports cutting-edge science and technology. The grant is for technologies enabling the production of autologous induced pluripotent stem cells (iPSCs) using microfluidic technologies and artificial intelligence (AI).

●	Orgenesis Italy SRL which is currently focused on R&D activities. Orgenesis has joined an Italian consortium dedicated to the implementation of a research program in the field of gene therapy and drug development with RNA technology. The program is sponsored by the Italian national recovery and resilience plan “strengthening of research structures and creation of national R&D champions on key enabling technologies.

●	Orgenesis Ltd., an Israeli subsidiary which is focused on R&D and a provider of R&D management services for out licenced products. Israel as a hub for biotech research and pioneers in this field

●	Orgenesis Austria GmbH, which is currently focused on the development of the Company’s technologies and therapies.

Therapies in Development

Our cell and gene therapies pipeline includes investigational therapies and next-generation technologies that have the power to transform the way cancer and other unmet clinical needs are treated. Our pipeline is predominantly comprised of personalised autologous cell therapies, meaning that patients receive cells that originate from their own body, virtually eliminating the risk of an immune response and rejection.

Our promising pipeline focuses on Advanced Therapy Medicinal Products originating from proprietary internal, joint ventures and in-licensing agreements with both biotech companies and leading research institutions. Our main therapeutic fields encompass cell-based immuno-oncology, cell-based drug delivery platforms, regenerative medicine, anti-viral and autoimmune disease.

The following table summarizes our therapies in development, which are discussed in detail below:

Therapy	Development Stage	Indication
Immuno-Oncology
HiCAR-T	Hospital exemption/ IND enabling studies	B-ALL, B-cell Lymphoma
T-LOOP	IND enabling studies	Solid Tumors
MDVAC	IND enabling studies	Solid Tumors
CeCART	Pre-clinical	Solid Tumors
Intra Nasal Delivery of Cell based Immunotherapy	Pre-clinical	Drug delivery technology, Glioblastoma
Intra Nasal Delivery of Cell based Immunotherapy	Pre-clinical	Drug delivery technology, Glioblastoma

Metabolic Diseases
KYSLECEL	Market approval in the US	TP-IAT
CellFix	Clinical use	Cartilage Defects
AutoSVF	Clinical development	Systemic ARDS, vascular disorders
MSCP	Pre-clinical	Wound healing
EVRD	Pre-clinical	CKD
KT-DM-103 and KT-CP-203 (3D-Printed Pancreatic Islets)	Pre-clinical	Type 1 diabetes and chronic pancreatitis
Bioxomes	Pre-clinical	Drug Delivery Technology
MSPP	Pre-clinical	Urinary Incontinence

Anti-Viral
RanTop, Ranpirnase Topical Formulation	Clinical development	Anti-viral/ Immune oncology
Autovac	Pre-clinical	Autologous viral vaccine

Immuno-Oncology

HiCAR-T (CD 19)

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

We are developing a new and advanced anti-CD19 CAR-T therapy for treating B-cell Acute lymphoblastic leukemia (ALL) and other B-cell lymphoma patients. This platform is utilizing a first-in-class processing technology that enables fast delivery of this product at low cost. This CAR-T platform technology can potentially be utilized for multi-indications beyond blood cancer including for autoimmune indications. Based on what management believes to be encouraging real world clinical data generated in an investigator initiated trial, we are prioritizing cGMP production of our proprietary viral vector in order to generate clinical data to support regulatory filings in Europe and the US.

During 2023, the OMPUL production site in Israel was qualified to produce clinical batches for the CAR-T (CD 19). Agreement on conditions for initiation of clinical study, which would be under a US IND, was reached with the Israeli ministry of health. In addition, Orgenesis engaged the Paul Ehrlich Institute (PEI), which has provided scientific advice needed for initiation of trials in Belgium and Greece for potential EU approval.

CeCART

Following the success CAR-T therapy demonstrated in hematological malignancies, the therapeutic potential of CAR-T is employed for solid tumors as well.

We are developing a CAR-T therapy for the treatment of solid tumors including pancreatic and colorectal cancers. The CAR is directed against two members of the carcinoembryonic antigen-related cell adhesion molecule (CEACAM) family. These adhesion proteins are involved in tumor growth, invasion, angiogenesis and immune evasion and their expression is correlated with poor prognosis. In pancreatic cancer, these adhesion molecules are overexpressed on tumor cells while expression on healthy tissues is limited making them a promising therapeutic target.

The CAR binding domain is based on a humanized monoclonal antibody, that specifically binds specific CEACAM molecules. We have an exclusive license to use this proprietary antibody in CAR-T therapy. Using the humanized antibody binding domain, we have successfully completed the CAR construct optimization, engineered CAR-T cells using our platform process and demonstrated in vitro efficacy and specificity.

T-LOOP (Tumor Infiltrating Lymphocytes (TIL))

TIL therapy is a clinically validated personalized cancer treatment based on infusion of autologous TILs expanded ex vivo from tumors. Once expanded, the TILs are infused back into the patient where they attack the cancer cells with a high degree of specificity. We have developed a GMP-compliant, reproducible and efficient production approach that is performed in a fully closed system enabling the generation of functional TILs from various solid tumor biopsies. The expanded TILs lead to a more robust therapeutic response especially for solid tumors such as lung cancer.

During 2023, we have completed methods validation and qualification required for clinical batch production. Moreover, the OMPUL production site in Israel was qualified to produce clinical batches. Agreement on conditions for initiation of clinical study was reached with the Israeli Ministry of Health.

MDVAC

Dual vaccine cell-based cancer immunotherapy (MDVAC) is composed of two pre-activated APCs (DCs and Macrophages) loaded with allogenic whole cancer cell lines, which maximize repertoire of cancer antigen presentation. MDVAC harnesses the immune system’s natural ability to recognize and react to cancer neo-antigens to boost cancer immunotherapy. Parallel cancer antigen presentation promotes improved immune education and tumor recognition in the patient, leading to tumor growth arrest and metastasis decrease. This cell-based immunotherapy, licensed from Columbia University, can be a developed for a wide range of solid tumors. The GMP production process was optimized, specificity and activity tests were successfully developed. We plan to initiate interaction with regulatory authorities towards finalization of our clinical strategy.

Metabolic Diseases

KYSLECEL (Autologous Pancreatic Islets)

The patient’s own pancreatic islets, comprised of the cells that secrete insulin to regulate blood sugar, form KYSLECEL, a minimally manipulated autologous cell-based product produced according to current good tissue practices (cGTP). The therapy has been allowed by the U.S. Food and Drug Administration (“FDA”) and is available in the US. The target population of KYSLECEL, as an islet autologous transplant after total pancreatectomy (TP-IAT), is chronic or acute recurrent pancreatitis patients who are in need of insulin secretory capacity preservation.

KT-DM-103 and KT-CP-203 (3D-Printed Pancreatic Islets)

Through the acquisition of Koligo, we have exclusively licensed patents and technology from the University of Louisville Research Foundation, related to the revascularization and 3D printing of cells and tissues intended for transplantation (“3D-V” technology platform). Utilizing this technology, potential autologous and allogeneic pancreatic islet transplants may be implemented to treat type 1 diabetes (KT-DM-103), and chronic pancreatitis (KT-CP-203). In addition to pancreatic islet transplantation, the 3D-V technology platform may also support improved transplantation of other cell and tissue types.

MSCP

We are developing a personalized cell-based therapy product for wound healing. The product is based on allogeneic Adipose-Derived Stem Cells (ADSCs). Following expansion, the ADSCs are used for the extraction of BioxomeTM. We have established a process for encapsulation of Topiramate, a well-known substrate used in other indications, during the Bioxome manufacture. The Bioxome-encapsulated Topiramate (Biox-Top) will be further formulated in commercially available hyaluronic acid (HA), a well-known dermal filler, for topical application. Pre-clinical development is ongoing following demonstration of anti-inflammatory efficacy in human skins explants.

Bioxomes as a cell-based delivery product

Exosomes are small, membrane-enclosed extracellular vesicles involved in cell-to-cell interactions. They may serve as a valuable therapeutic modality given their ability to transfer a wide variety of therapeutic payloads to cells affecting the cells in multiple ways. The exosomes may be designed to reach specific cell types.

Bioxomes are liposomes that are biocompatible and serve as cGMP/GLP-compliant exosome-like membrane nanostructures that can be produced from various cell types. To this end, we have developed a proprietary large-scale cGMP-compatible manufacturing process for preparation of Bioxomes from the following: human adipose cells, fibroblasts, blood cells, and plant cells.

Additionally, preliminary biodistribution studies demonstrated specific organ tropism, as well as enhanced skin penetration, when applied topically. Further biodistribution and bioavailability studies with Bioxomes, encapsulated with selected therapeutic cargos are on-going to confirm efficacy and safety. Bioxomes may be utilized as the next generation biological delivery platform for Immuno-Oncology indications. Currently, the regulatory strategy is being finalized according to US FDA requirements.

Anti viral

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

Following FDA positive pre-IND feedback, preclinical development program was initiated to support human clinical studies in the US. A dermal toxicology feasibility study was conducted, showing that RanTop was well-tolerated in repeated daily topical administration. Systemic exposure following topical administration need to be assessed during preclinical and clinical studies. For this purpose, a sensitive ranpirnase blood concentration bioanalytical method was established.

In laboratory experiments, we have demonstrated the feasibility of ranpirnase encapsulation in Orgenesis Bioxome delivery platform. Bioxome encapsulation, enhanced ranpirnase anti-viral activity in an in vitro test.

Ranpirnase was originally isolated from frog oocytes. We have focused on developing of a recombinant renpirnase, aiming at avoiding use of animal and enabling a scalable cost-effective industrial process that meets regulatory requirements for biological drugs. We have successfully demonstrated feasibility of producing active recombinant ranpirnase using genetically engineered bacterial fermentation. We plan to use the recombinant ranpirnase in future development.

Orgenesis licensing partner, Okogen, Inc., has announced in October 2023 the initiation of a Phase IIb clinical trial in India evaluating OKG-0303 for acute infectious conjunctivitis (“Pink Eye”). OKG-0303 is a combination product containing ranpirnase (OKG-301) as an antiviral active component.

Autovac

AutoVac is an autologous, pan-antigenic vaccine platform for viral infections. The vaccine is based on the use of a specific target for ex vivo induction of autologous cell-based vaccine that enables rapid response in times of a viral outbreak. As initial proof of concept, we are validating this novel cell-based vaccine platform against Coronavirus disease 2019 (COVID-19). Preliminary in vitro results demonstrated successful immune cell activation, correlated with antigen expression. We have confirmed vaccine platform specificity and robustness by testing additional viral pathogens.

We are planning to complete pre-clinical immunogenicity studies and finalize product development toward clinical submissions.

Strategic CGT Therapeutics Collaborations

Collaborations, partnerships, joint ventures and license agreements are key components of our POCare strategy.

Our POCare technology collaborators and partners include Ori Biotech, Accellix, Columbia University in the City of New York, Caerus Therapeutics Corporation, UC Davis, The Johns Hopkins University, The Weizman Institute of Science and others.

In addition, we have collaborations and joint ventures for developing POCare Therapies in jurisdictions throughout the world, including various countries in North America, Europe, Latin America, Asia, and Australia. Such partnerships include in-licensing and out-licensing of therapies, service contracts from the partners under co-development agreements, and development and manufacturing agreements for POCare products supplied regionally. For more information, see note 12, “Collaboration and Licensing Agreements” of the “Notes to the Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Current POCare Therapies Development Facilities

Koligo

Koligo maintains commercial production facilities for KYSLECEL at an FDA-registered establishment in Indiana. Koligo is also developing new technologies such as bio-degradable 3D structure to deliver islets and other cell/tissues. Koligo also maintains development labs at its Indiana location to support continued development.

The Belgian Subsidiary

The Belgian Subsidiary specializes in developing and validating proprietary and advanced cell and gene therapies. The Belgian Subsidiary benefits both from its central position in Europe and its being in the leading Walloon biotech cluster. Located near Namur, at Novalis Science Park, the Belgian Subsidiary collaborates with leading medical and academic facilities which enables it to cover the drug product life cycle from research to clinical stage through pre-clinical and quality control.

Mida

Mida specializes in developing and validating proprietary and licensed advanced cell and gene therapies such IPS based therapies and AI in its development labs in the Netherlands.

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

POCare Services Operations via Octomera

We currently conduct our core business operations ourselves and through Octomera and its subsidiaries which are all wholly owned except as otherwise stated below (collectively, the “Subsidiaries”). The following is a description of Octomera and its subsidiaries:

Octomera LLC

In connection with the investment by an affiliate of Metalmark Capital Partners (“Metalmark” or “MM”) in the Company’s subsidiary Octomera LLC (formerly Morgenesis LLC) (“Octomera” or “Morgenesis”) in November 2022 (“the Metalmark Investment”), the Company streamlined its Services related business into Octomera.

On June 30, 2023, in connection with an additional $1,000 investment in Octomera, the Company and MM entered into Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement Amendment”) to change the name of Morgenesis to “Octomera LLC” and to amend Morgenesis’ board composition. Pursuant to the LLC Agreement Amendment, the board of managers of Octomera (the “Octomera Board”) became comprised of five managers, two of which were appointed by the Company, one of which was an industry expert appointed by MM, and two of which were appointed by MM. The change was effective immediately. As a result of the amendment to the composition of the Octomera Board pursuant to the LLC Agreement Amendment described above, the Company deconsolidated Octomera from its consolidated financial statements as of June 30, 2023 (“date of deconsolidation”) and recorded its equity interest in Octomera as an equity method investment.

On January 29, 2024, the Company and MM entered into a Unit Purchase Agreement (the “UPA”), pursuant to which the Company acquired all of the interests of Octomera that were owned by MM (the “Acquisition”). In consideration for such Acquisition, the Company and MM agreed to the following consideration:

Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the calendar years of 2025, 2026 and 2027, then the Company will pay 5% of Net Revenues to Seller pursuant to the UPA up to $40 million.

Milestone Payments: If the Company sells Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay Seller 5% of the net proceeds.

Pursuant to the acquisition, MM’s designated members of the Board of Managers of Octomera resigned and the Company amended the Second Amended and Restated Limited Liability Company Agreement of Octomera to be a single member agreement to reflect the transactions contemplated by the UPA so that MM shall no longer (i) be a party to such agreement, (ii) have a right to appoint members of the board of managers of Octomera or (iii) be a member of Octomera.

The Company currently owns 100% of Octomera.

The Octomera subsidiaries which are all wholly owned except as otherwise stated below (collectively, the “Subsidiaries”) include:

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.
●	Tissue Genesis International LLC, a Texas limited liability company currently focused on development of our technologies and therapies.
●	Orgenesis Services SRL, which is currently focused on expanding our POCare Network in Belgium.
●	Orgenesis Germany GmbH, which is currently focused on providing CRO services to the POCare Network.
●	Orgenesis Korea Co. Ltd., which is a provider of cell-processing and pre-clinical services in Korea. Octomera owns 94.12% of the Korean Subsidiary.
●	Orgenesis Biotech Israel Ltd., which is a provider of process development and cell-processing services in Israel.
●	Orgenesis Australia PTY LTD, which was transferred to Octomera in January 2023 and is currently focused on the development of our POC Network in Australia.
●	Theracell Laboratories IKE (“Theracell Labs”), a Greek company currently focused on expanding our POCare Network.
●	ORGS POC CA Inc, incorporated in 2023, which is currently focussed on expanding our POCare Network in California.
●	Octo Services LLC, a Delaware entity incorporated in 2023.

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

We have established POCare Centers in several locations globally, in which we perform process development and manufacturing activities for several types of CGT products. For example, in Israel, our POCare Center includes process development and QC labs, as well as OMPULs located at a hospital site in the center of Israel and an additional OMPUL in preparation for an additional hospital. In these OMPULs, we currently manufacture TILs and CAR-T therapies. In Greece, our POCare Center includes three OMPULs installed in place and a process development lab, currently servicing two customers. Our POCare Center in Maryland, USA, includes an operating process development lab. We are also establishing cleanroom-based facility funded by a government grant. In Spain we have an OMPUL producing a clinical grade product.

POCare Services Development Facilities

OBI

OBI is our specialized process and technology development wholly-owned subsidiary focused on custom-made process development, upscaling design from lab to industry innovation and automation procedures, which are extremely essential in the cell therapy industry. OBI is located in Bar-Lev Industrial Park utilizing the exclusive Israeli innovative ecosystem and highly experienced and talented associates including Ph.D. holders and biotechnology engineers. The center provides end to end solutions to cell therapy industrialization, process development capabilities and proficiency, custom-made engineering and a unique platform for creative design and process optimization. OBI occupies 1,300 square meters of labs and offices resulting in an efficient and unique environment for cell therapy development. In connection with the sales of our Masthercell Global subsidiary (“Masthercell Sale”) completed in 2020, for a period of three years in the European Union and five years in the United States and the rest of the world from the closing date of the Masthercell Sale, we agreed that OBI will not manufacture products on a contract basis for third-party customers in any jurisdiction other than the State of Israel, but it may conduct such CDMO business in the State of Israel, solely for customers located within the State of Israel or with respect to therapies intended for distribution solely within the State of Israel. The Masthercell sale agreement stipulated that OBI may also conduct, worldwide, (i) point-of-care system, point-of-care products, point-of-care systems, point-of-care processing, and point-of-care development services for the development, manufacturing or processing of therapeutics, processes, systems and technologies to treat patients in a point-of-care clinical, hospital or institutional setting, any future point-of-care services substantially related to the foregoing, and advanced therapy medicinal products either proprietary to us or our affiliates or proprietary to a third-party partner (including a joint venture partner) or collaborator, which includes research, development, systems, manufacturing and processing of therapeutic technology products, systems, and processes, methods or services and (ii) research, manufacturing, development and other activities related to the research, development, manufacturing, discovery and commercialization of therapeutic products or technologies, and processes, systems, methods or services thereof for its own account or in order to make such products or services available for the account of their third-party partners (including joint venture partners) or collaborators (including such therapeutic products, processes or technologies in which we or one of our affiliates has an economic interest or any relationship with any third-party or that are created, developed, manufactured or sold by a joint venture, partnership or collaboration between us or any of our affiliates and a third-party (individually and collectively, “Permitted Business”).

On February 14, 2024, following a claim for payment of past salaries due, by employees of Orgenesis Biotech Israel Limited (“OBI”), the district court in Haifa appointed a trustee to run the affairs of OBI with the intention of rehabilitating OBI to be able to operate and pay OBI’s creditors under an arrangement with them.

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

Notable 2023 POCare Services Activities

In 2023, we continued to focus on setting up our regional POCare activities. This included the setup of POCare Centers that oversee regional development and GMP services, local OMPUL deployment and supply of products to the local clinical centers. We are in the process of expanding the capacity of our POCare Centers in Maryland, Boston, California, Belgium, Greece, Slovenia, Israel, Italy, Spain and Korea. Future set-up plans include potential sites in the U.S. and EU where we already have initial activity such as in Germany and Texas, as well as in Australia and China.

As part of our POCare Services, we have developed the relevant GMP processes for a variety of therapies such as CAR-T, TILs and MSC based therapies. We have developed OMPULs with the required systems for production of CAR-T, TILs and MSC products, and are working on several other therapies intended for clinical testing. TIL, CAR-Ts and MSCs were already produced in the OMPULs for our customers. We have worked closely with technology partners to adapt various systems for closed system production of the above products and continue our collaboration efforts to develop fully automated systems for integration in the OMPULs.

We have expanded our collaboration with UC Davis having completed the first production batch of GMP grade lentivirus to be utilized for clinical-grade production of CAR-Ts and the initial engineering batch of a CAR-T based on the Lenti Virus. We intend to establish and validate the decentralized model of OMPUL placement in compliance with regulatory requirements. UC Davis has received a grant from the California Institute for Regenerative Medicine (CIRM) to validate the decentralized approach based on our platform. In addition, the parties aim to commercialize and install OMPULs at other sites within the State of California.

We have a partnership with Johns Hopkins University that already includes establishment of an analytical lab at FastForward, Johns Hopkins Technology Ventures’ (JHTV) innovation hub, and an agreed upon placement of an OMPUL.. Other activities include the provision of Kyslecel to eight hospitals in the U.S. Finally, we have deployed OMPULs at leading hospitals in Israel, Italy and Spain.

We have set up a partnerships in Greece focusing on delivering advanced therapies to Greek hospitals.

●	ICT-University of Patras

Collaboration with the Institute of Cell Therapies (“ICT”), which was established as a part of the University Centre for Research and Innovation of the University of Patras. Theracell Laboratories will be responsible for the accreditation and operation of the Institute under GMP.

●	Manufacturing of Cell and Gene Therapies at Athens Point of Care

A biomanufacturing unit has been set up in Athens (municipality of Koropi, Attika) The unit is staffed by experts in ATMP development, production quality control and release of medicinal products from fully operational OMPULs under GMP principles.

Pursuant to the Priority Investment of Strategic National Importance designation by Enterprise Greece, Theracell Laboratories received an investment grant covering industrial research activities associated with the development and production of Cell and Gene therapies in a decentralized manner in Greece. As of the date of this report, no funds have been received. However, once received, the operational costs of the activities described above will be covered by the grant.

Our POCare Services are expanding to additional geographies, and we are providing services to the U.S., EU, and Asia.

Revenue Model, Business Development and Licenses

Our POCare Platform is comprised of three enabling components: a multitude of licensed cell based POCare Therapies to be produced in closed, automated POCare Technology systems across a collaborative POCare Network. Our therapies include, but are not limited to, autologous, cell-based immunotherapies, therapeutics for metabolic diseases, anti-viral diseases, and tissue regeneration. We are establishing and positioning the business to bring point-of-care therapies to patients in a scalable way working directly with hospitals and through regional partners and organizations active in autologous cell therapy product development, including facilities in various countries in North America, Europe, Asia, the Middle East, and Australia. Our goal through the POCare Platform is to enable a rapid, globally harmonized pathway for these therapies to reach large numbers of patients at lowered costs through efficient, and decentralized production. Our POCare Network brings together industry partners, research institutes and hospitals worldwide to achieve harmonized, regulated clinical development and production of the therapies.

We are focused on technology in licensing and therapeutic collaborations, and we out-license therapies marketing rights and manufacturing rights to partners. In many cases, the partners are responsible for the preparation of clinical trials, local regulatory approvals and regional marketing activities. Such licensing includes exclusive or nonexclusive, sublicensable, royalty bearing rights and license to the Orgenesis Background IP as required to manufacture, distribute and market and sell Orgenesis products within the relevant territories. In consideration of the rights and the licenses so granted, we receive a royalty in the range of ten percent of the net sales generated by the partners and/or licensees or sublicensees (as applicable) with respect to the Orgenesis products.

Our business model of partnering with regional partners for initial clinical development of licensed POCare Therapies allows us to de-risk our clinical development plans. We have access to the development and clinical data generated by our partners based on which we can make informed decisions as to which of our assets have the most promising value for development in major markets such as the US and EU. Our goal is once we have proof of concept and clinical data from our regional partners, we can focus on developing such therapeutic products.

Further to revenues generated from out-licensing, we generate revenues from POCare Services and sales which is comprised of:

●	R&D development services provided to out-licensing partners

We have signed POCare development services Master Services Agreements (“MSAs”) with our partners. In terms of the MSAs, we provide certain broadly defined development services that relate to our licensed therapies designed to develop or enhance the therapy with the objective of preparing it for clinical use. Such services, per therapy, include regulatory services, pre-clinical studies, intellectual property services, development services, and GMP process translation. We also provide support services to our customers.

●	Hospital supply

Hospital services includes the sale or lease of products and the performance of processing services to our POCare hospitals or other medical providers. We either work directly with hospitals or receive payments through our regional partnerships.

●	Cell process development revenue

We provide cell process development services in some regions to third party customers. Those services are unique to the customers who retain the ownership of the intellectual property created through the process.

●	POCare cell processing

We provide distributed cell processing services for third party customers at POCare Centers in close proximity to patients.

Our POCare revenue is as follows:

	Years Ended December 31,
Revenue stream:	2023	2022
	(in thousands)

POCare development services	$-	$14,894
Cell process development services and hospital services	515	11,212
POCare cell processing	-	9,919
License fees	15	-
Total	$530	$36,025

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

In addition, we own or have exclusive rights to thirty-two (32) United States patents, eighty-seven (87) foreign-issued patents, twelve (12) pending patent applications in the United States, fifty three (53) pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, North Korea, Panama, Russia, Singapore, South Africa, and South Korea, and fifteen (15) international Patent Cooperation Treaty (“PCT”) patent applications. These patents and patent applications relate, among others, to (1) dendritic cell based (whole cell) vaccines, and their use for treating cancer and viral diseases; (2) compositions comprising Ranpirnase and other ribonucleases and their use for treating viral diseases; (3) tumor infiltrating lymphocytes (TILs) and their use for treating cancer; (4) compositions comprising immune cells, ribonucleases, or antibodies for treating COVID-19; (5) therapeutic compositions comprising exosomes, bioxomes, and redoxomes; (6) bioreactors for cell culture and automated devices for supporting cell therapies; (7) chimeric antigen receptors (CARs); (8) Mobile Processing Units; (9) Cell-delivery devices; and (10) skin diseases treatment and anti-aging compositions.

We have a granted U.S. patent and a pending U.S. patent application directed, among others, to dendritic cell-based (whole cell) vaccines, and their use for treating cancer and viral diseases. If issued, any patents based on these applications will expire in 2037. The granted U.S. patent will expire in 2037.

We have granted and pending U.S. patent applications directed, among others, to compositions comprising Ranpirnase and other ribonucleases for the treatment of viral diseases. Granted U.S. patents and if issued, any patents based on these applications will expire between 2024 and 2042. Counterpart granted patents and patents applications were filed in Australia, Canada, China, Europe, Hong Kong, Japan, Israel, Mexico, New Zealand, South Korea, Russian Federation, Singapore, and South Africa. If issued, any patents based on these applications will expire between 2035 and 2042. These expiration dates do not include any patent term extensions that might be available following the grant of marketing authorizations.

We have pending U.S. patent applications directed, among others, to therapeutic compositions comprising exosomes, bioxomes, and redoxomes. If issued, any patents based on these applications will expire between 2029 and 2041. Counterpart patents applications were filed in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Singapore and South Korea. If issued, any patents based on these applications will expire in 2039 and 2041. These expiration dates do not include any patent term extensions that might be available following the grant of marketing authorizations.

We have pending U.S. patent applications directed, among others, to compositions comprising ribonucleases and antibodies or bioxomes, and their use for treating viral diseases, including COVID-19. Counterpart patent application was also filed in Israel. If issued, any patents based on these applications will expire in 2042, without including any patent term extensions that might be available following the grant of marketing authorizations. A counterpart patent application was filed in Israel.

We have a pending International PCT application directed, among others, to compositions comprising immune cells for treating COVID-19. If converted into national phase applications and issued, any patents based on these applications will expire in 2042, without including any patent term extensions that might be available following the grant of marketing authorizations.

We have granted U.S. patents and a granted AU patent, pending U.S. patent applications, directed, among others, to bioreactors for cell culture and automated devices for supporting cell therapies. The granted U.S. patents will expire in 2027, and the granted AU patent will expire in 2026. If issued, any patents based on these applications will expire in 2042. Counterpart patent applications were filed in Australia, Europe, Israel, and Korea.

We have a pending US patent application directed, among others, to tumor infiltrating lymphocytes (TILs) and their use for treating cancer. If issued, patents will expire in 2042, without including any patent term extensions that might be available following the grant of marketing authorizations.

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

We have two pending U.S. patent application and a pending international patent application, directed, among others, to chimeric antigen receptors (CARs), and their use for treating malignancies. If issued, any patents based on the U.S. applications would expire in 2040 or 2042, without including any patent term extensions that might be available following the grant of marketing authorizations.

We have a pending International PCT application and a pending U.S. patent application directed, among others, to mobile processing laboratories configured for performing there within a cell therapy process. A counterpart patent application was filed in Europe. If issued, any patents based on these applications would expire in 2042, without including any patent term extensions that might be available following the grant of marketing authorizations.

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

The Israeli Subsidiary has exclusive rights to seven (7) United States patents, thirty (30) foreign-issued patents, and three (3) pending patent applications in foreign jurisdictions, including Brazil, Canada, and Europe. These patents and patent applications relate, among others, to the trans-differentiation of cells (including hepatic cells) to cells having pancreatic β-cell-like phenotype and function and to their use in the treatment of degenerative pancreatic disorders, including diabetes, pancreatic cancer and pancreatitis. Granted U.S. patents, which are directed to trans-differentiation to pancreatic β-cell-like phenotype and function cells and to their use in the treatment of degenerative pancreatic disorders, including diabetes, pancreatic cancer and pancreatitis, will expire between 2024 and 2040. Counterpart patents granted in Austria, Australia, Belgium, China, Eurasia, France, Germany, Greece, Israel, Switzerland, Japan, Mexico, Panama, Singapore, South Korea, and the United Kingdom, will expire between 2024 and 2035.

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

POCare Therapies Portfolio

Our therapeutic product portfolio pipeline is diverse and addresses various unmet clinical needs. It is predominantly comprised of personalized autologous cell therapies, implying that patients receive cells that originate from their own body, virtually eliminating the risk of an immune response and rejection and thus easing various regulatory hurdles. In addition, by leveraging our vast experience and proven track record in developing and optimizing cell processing, these selective therapies are adapted to be produced in closed, automated systems, reducing the need for health care provider in-house, high-grade and expensive cleanroom environments. The systems enable each stage of the manufacturing process (cell sorting, expansion, genetic modifications, quality control) to be optimized in order to substantially reduce the cost burden for patients and making the therapies widely accessible. Notably, some of our therapeutic pipeline is developed by researchers from our network and is subsequently out-licensed to the researcher for its territory and validated in multi-center clinical trials conducted across point of care partner sites leveraging the robustness of our POCare Network. Having access to a portfolio of therapeutics, for the most attractive products, the Company intends to than seek additional regulatory approvals and offer the products for sale to medical institutions globally within our network In exchange, the inventors will receive a royalty.

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

Human Capital Resources

As of December 31, 2023, we, including Octomera, had an aggregate of 146 employees working at our company and Subsidiaries. In addition, we retain the services of outside consultants for various functions including clinical work, finance, accounting and business development services. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Diversity, Equity and Inclusion

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values. This is reflected in our numbers with our total workforce being approximately 55% women, 12% ethnically diverse and 51% over the age of 40.

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

●	Our POCare business has a limited operating history and an unproven business model and faces significant challenges as the cell therapy industry is rapidly evolving. Our prospects may be considered speculative and any failure to execute our business strategy could adversely impact our business.

●	Our management, as of December 31, 2023, and our independent registered public accounting firm, in its report on our financial statements as of and for the fiscal year ended December 31, 2023, have concluded that there is substantial doubt as to our ability to continue as a going concern.

●	We are not profitable as of December 31, 2023, have limited cash flow and, unless we increase revenues and take advantage of any commercial opportunities that arise to expand our POCare business, the perceived value of our company may decrease and our stock price could be affected accordingly.

●	Our research and development efforts on novel technology using cell-based therapy and our future success is highly dependent on the successful development of that technology.

●	We require additional capital to support our business, and this capital may not be available on acceptable terms or at all.

●	We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

●	Our success will depend on strategic collaborations with third parties to develop and commercialize therapeutic product candidates, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

●	Our success depends on our ability to develop and grow the Octomera business.

●	Our success depends on our ability to develop and roll out our OMPULs.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data storage risks.

●	There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or overseas, and as a result, we may not be able to generate product revenue.

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

●	Our product candidates are biologics, and the manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities.

●	Cell-based therapies rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

●	We currently have no marketing and sales organization and have no experience in marketing therapeutic products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

●	There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or overseas, and as a result, we may not be able to generate product revenue.

●	We face significant competition from other biotechnology and pharmaceutical companies, many of which have substantially greater financial, technical and other resources, and our operating results will suffer if we fail to compete effectively.

●	We are highly dependent on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

●	Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

●	Third parties to whom we may license or transfer development and commercialization rights for products covered by intellectual property rights may not be successful in their efforts and, as a result, we may not receive future royalty or other milestone payments relating to those products or rights.

●	Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect certain of our operations.

●

We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

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

Our management, as of December 31, 2023, and our independent registered public accounting firm, in its report on our financial statements as of and for the fiscal year ended December 31, 2023, have concluded that there is substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2023 were prepared assuming that we will continue as a going concern. The going concern basis of the presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2023, our management concluded that, based on expected operating losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern for the twelve months after the date the financial statements were issued. Our ability to continue as a going concern is subject to our ability to raise additional capital through equity offerings or debt financings. However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We are not profitable as of December 31, 2023, have limited cash flow and, unless we increase revenues and take advantage of any commercial opportunities that arise to expand our POCare business, the perceived value of our company may decrease and our stock price could be affected accordingly.

For the year ended December 31, 2023 and as of the date of this report, we assessed our financial condition and concluded that based on current and projected cash resources and commitments, there is a substantial doubt about the Company’s ability to continue as a going concern to meet the Company’s current operations for the next 12 months from the date of this report. Our auditor’s report for the year ended December 31, 2023 includes a going concern opinion on the matter. Management is unable to predict if and when we will be able to generate significant revenues or achieve profitability. Our plan regarding these matters is to continue improving the net results in our POCare business into fiscal year 2024. There can be no assurance that we will be successful in increasing revenues, improving our POCare results or that the perceived value of our Company will increase. In the event that we are unable to generate significant revenues in our POCare business, our stock price could be adversely affected.

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

As of December 31, 2023, we, including Octomera, employed 146 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We require additional capital to support our business, and this capital may not be available on acceptable terms or at all.

We intend to continue to make investments to support our business growth and require additional funds to respond to business challenges and to grow our POCare cell therapy business and to further the development of ATMPs. Accordingly, we will need to engage in equity or debt financings to secure additional funds.

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

Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. We received such a notice on September 27, 2023 and thus risk delisting unless we are able to regain compliance in a timely fashion.

In accordance with Nasdaq Listing Rules, we were provided an initial period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. The initial compliance period ended on March 25, 2024 and we did not evidence compliance with the Minimum Bid Price Requirement during the initial compliance period. On March 26, 2024, we received a new letter from the Staff stating that it had determined to grant the Company an extension through September 23, 2024 to evidence compliance with the Minimum Bid Price Requirement. If at any time before September 23, 2024, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on the Nasdaq Capital Market. If, however, compliance with the Minimum Bid Price Requirement cannot be demonstrated by September 23, 2024, the Staff will provide written notification that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Panel. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

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

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. During the 52 weeks ended December 31, 2023, our stock price has fluctuated from a low of $1.23 to a high of $3.74. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis has been, and will continue to be, costly and a time-consuming effort. In addition, the rapid changes in our operations and corporate structure have created a need for additional resources within the accounting and finance functions in order to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weakness identified. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements might not be prevented or detected on a timely basis, as occurred with certain of our interim consolidated financial statements in 2023, which were then restated and corrected in amended Quarterly Reports on Form 10-Q prior to the filing of this Annual Report on Form 10-K. As described in Item 9A of this Annual Report on Form 10-K, there was a material weakness identified in our internal control over financial reporting.

We are working to remediate our material weakness as soon as practicable. Our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects. Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis or result in misstatements. Likewise, if our financial statements are not filed on a timely basis, we could be subject to regulatory actions, legal proceedings or investigations by Nasdaq, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our agreements. Ineffective internal controls could also cause investors to lose confidence in our financial reporting, which could have a negative effect on our stock price, business strategies and ability to raise capital.

Even after the remediation of our material weakness, our management does not expect that our internal controls will ever prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. No evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the business will have been detected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of customers, clients, patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by our cybersecurity consultants and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Executive Officer.

We also identify our cybersecurity threat risks by comparing our processes to standards set by the Center for Internet Security (CIS) as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

● monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws and implement latest Center for Internet Security benchmarks to comply with up-to-date requirements;

● through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care, including using policies “right to know” and “right to access” with granular access to confidential information;

● employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, including active threat hunting and alerts monitoring by cyber security operators, threat analytics, endpoint management and application evaluations;

● provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

● conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats, including built-in tools for phishing campaigns and attack simulators and usage of sandbox environment to evaluate threats;

● conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;

● run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;

● leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and

● carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data storage risks.” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our audit committee to oversee risks from cybersecurity threats.

Our board of directors receives an annual update, and more often if required, from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our board of directors generally receives a report that details includes cybersecurity details and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Executive Officer and also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer and our external cybersecurity consultants. These are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these consultants report to management about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

ITEM 2. PROPERTIES

We do not own any real property. A description of the leased premises we utilize in several of our facilities is as follows:

Entity		Property Description

Orgenesis Inc.	●	Our principal office is located at 20271 Goldenrod Lane, Germantown, MD 20876.

Orgenesis Maryland LLC	●	FastForward laboratory and office located at 1812 Ashland Ave, Baltimore, Maryland 21205.

Orgenesis Korea Co. Ltd	●	Operational production laboratory and office area located at Gwanggyo business centre 156, Gwanggyo-ro, Yeongtong-gu, Suwon-si, Gyeonggi-do, Republic of Korea.

Orgenesis Ltd.	●	Laboratory and office located in Nes Ziona, Israel

Koligo Therapeutics Inc.	●	Production facility and development labs in New Albany, Indiana.

Tissue Genesis International LLC	●	Production facility and development labs in Leander, Texas

Orgenesis Biotech Israel Ltd.	●	Laboratories and offices located in the Bar Lev Industrial Park M.P. MISGAV, Israel.

Mida Biotech BV	●	Laboratories and offices located in Leiden, The Netherlands

Orgenesis Belgium and Orgenesis Services SRL	●	Laboratories and offices located near Namur, at Novalis Science Park, Belgium

Theracell Laboratories	●	Laboratory and offices located Koropi, Greece

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

See note 22 of Item 8 of this Annual Report on Form 10-K for details of pending legal proceedings.

Except as described therein, we are not involved in any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since March 13, 2018, our common stock has been listed for trading on the Nasdaq Capital Market (“Nasdaq CM”) under the symbol “ORGS.”

As of April 12, 2024, there were 346 holders of record of our common stock, and the last reported sale price of our common stock on the NasdaqCM on April 12, 2024 was $0.49. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2023 and December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and December 31, 2022 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.” (All monetary amounts are expressed in thousands of US dollars, unless stated otherwise)

Corporate Overview

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

Following the Metalmark Investment in November 2022, we separated our operations into two operating segments namely 1) Octomera and 2) Therapies. Prior to that, we conducted all of our operations as one single segment. The Octomera operations includes mainly POCare Services, and include the results of the subsidiaries transferred to Octomera. The Therapies segment includes our therapeutic development operations. The segment information presented in note 5 of Item 8 of this Annual Report on Form 10-K reflects the results of the subsidiaries that were transferred to Octomera.

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

POCare Services Operations Subsidiaries

We conduct our core POCare operations through our wholly-owned subsidiary Octomera which was a consolidated subsidiary of the Company until June 30, 2023 and which became a consolidated subsidiary again effective January 29, 2024. Octomera’s subsidiaries which are all wholly owned except as otherwise stated below (collectively, the “Subsidiaries”) include:

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.
●	Tissue Genesis International LLC, a Texas limited liability company currently focused on development of our technologies and therapies.
●	Orgenesis Services SRL, which is currently focused on expanding our POCare Network in Belgium.
●	Orgenesis Germany GmbH, which is currently focused on providing CRO services to the POCare Network.
●	Orgenesis Korea Co. Ltd., which is a provider of cell-processing and pre-clinical services in Korea. Octomera owns 94.12% of the Korean Subsidiary.

●	Orgenesis Biotech Israel Ltd., which is a provider of process development and cell-processing services in Israel.
●	Orgenesis Australia PTY LTD, which was transferred to Octomera in January 2023 and is currently focused on the development of our POC Network in Australia.
●	Theracell Laboratories IKE (“Theracell Labs”), a Greek company currently focused on expanding our POCare Network.
●	ORGS POC CA Inc, a Californian entity, is currently focussed on expanding our POCare Network in California.
●	Octo Services LLC, a Delaware entity focussed on expanding our POCare network.

During 2023, we and MM invested $660 and $6,500 respectively into Octomera in exchange for Octomera preferred shares.

During 2023, we and MM loaned $276 and $2,475 respectively to Octomera’s subsidiary, Orgenesis Maryland LLC. The loans bear 10% annual interest and were originally scheduled to be repaid during 2024. Pursuant to an extension agreement signed between us and MM on January 28, 2024, the maturity date of the MM loans was extended to January 28, 2034.

.

Significant Developments During Fiscal 2023

Financing Activities

Equity

On February 23, 2023, we entered into a securities purchase agreement with certain institutional and accredited investors (the “Purchaser”) relating to the issuance and sale of 1,947,368 shares of our common stock, and warrants to purchase up to 973,684 shares of common stock (the “Warrants”) at a purchase price of $1.90 per share of common stock and accompanying Warrants in a registered direct offering (the “February 2023 Offering”). The February 2023 Offering closed on February 27, 2023.

The Warrants have an exercise price of $1.90 per share, were exercisable immediately and will expire five years following the date of issuance. The Warrants had an alternate cashless exercise option (beginning on or after the earlier of (a) the thirty-day anniversary of the date of the Purchase Agreement and (b) the date on which the aggregate composite trading volume of Common Stock following the public announcement of the pricing terms exceeds 13,600,000 shares), to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y) 1.0. The aggregate gross proceeds to us from the February 2023 Offering were $3,700, before deducting placement agent cash fees equal to 7.0% of the gross proceeds received and other expenses from the Offering payable by us.

As of September 30, 2023, all of the Warrants were exercised using the alternate cashless exercise option described above.

On August 31, 2023, we entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which we agreed to issue and sell, in a private placement (the “August 2023 Offering”), 2,000,000 shares of our common stock at a purchase price of $0.50 per share. We received proceeds of $1,000. The August 2023 Offering closed on August 31, 2023.

On November 8, 2023, we entered into a Securities Purchase Agreement with an institutional investor named therein, pursuant to which we agreed to issue and sell, in a registered direct offering directly to the investor (the “November 2023 Offering”), (i) 1,410,256 shares of our common stock and (ii) warrants exercisable for 1,410,256 shares of common stock. The combined offering price for each share and accompanying warrant was $0.78. The warrants were exercisable immediately following the date of issuance and may be exercised for a period of five years from the initial exercisability date at an exercise price of $0.78 per share. We received proceeds of $1,100. The November 2023 Offering closed on November 9, 2023.

Loans

On July 25, 2023, the Israeli subsidiary received a loan from an offshore investor in the amount of $175. The loan bears 8% annual interest and is repayable on January 1, 2024. During 2024, the maturity date of the loan was extended by a year.

On August 15, 2023, the Company received a loan from an investor in the amount of $250. The loan bears 8% annual interest and is repayable on January 1, 2024.

During October and November 2023, the Israeli subsidiary received loans in the amount of $150. The loans are interest free and repayable between November 30, 2023 and January 1, 2024. During 2024, the maturity date of the loans was extended by a year.

During October through December 2023, Orgenesis Maryland, LLC received $2,726 of loans which bear 10% annual interest and were originally scheduled to be repaid during 2024. Pursuant to an extension agreement signed between us and MM on January 28, 2024, the maturity dates of the MM loans were extended to January 28, 2034

License Agreements

In addition, during 2023, we continued the development of license agreements previously entered into, as described more fully in notes 12 and 13 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022.

Our financial results for the year ended December 31, 2023 are summarized as follows in comparison to the year ended December 31, 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
Revenues	$530	$34,741
Revenues from related party	-	1,284
Total revenues	$530	$36,025
Cost of sales	6,255	5,133
Gross profit	$(5,725)	$30,892
Cost of development services and research and development expenses	10,623	21,933
Amortization of intangible assets	721	911
Selling, general and administrative expenses included credit losses of $24,367 for the year ended December 31, 2023	35,134	15,589
Share in loss of associated company	734	1,508
Impairment of investment	699	-
Impairment expenses	-	1,061
Operating loss	$53,636	$10,110
Loss from deconsolidation of Octomera (see Note 3)	5,343	-
Other income	(4)	(173)
Credit loss on convertible loan receivable	2,688	-
Loss from extinguishment in connection with convertible loan (see note 7 a of Item 8)	283	52
Financial expense, net	2,499	1,971
Loss before income taxes	$64,445	$11,960
Tax expense	473	209
Net loss	$64,918	$12,169

Revenues

The following table shows our revenues by major revenue streams:

	Years Ended December 31,
	2023	2022
	(in thousands)
Revenue stream:
POCare development services	$-	$14,894
Cell process development services and hospital services	515	11,212
POCare cell processing	-	9,919
License fees	15	-
Total	$530	$36,025

Our revenues for the year ended December 31, 2023 were $530, as compared to $36,025 for the year ended December 31, 2022, representing a decrease of 99%. This was attributable failure of customers to timely pay for services received and to the deconsolidation of Octomera at June 30, 2023. Almost all of our potential revenues was from Octomera. During the year ended December 31, 2023, the Octomera segment completed revenue performance obligations but did not recognize revenue for such completed performance obligations because certain revenue recognition conditions under ASC 606 were not satisfied.

A breakdown of the revenues per customer that constituted at least 10% of revenues is as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Revenue earned:
Customer A (United States)	$280	$-
Customer B (United States)	90	-
Customer C (United States)	130	-
Customer D (Greece)	-	8,936
Customer E (United States)	-	8,316
Customer F (United Arab Emirates)	-	5,271
Customer G (Korea)	-	3,873

Expenses

Cost of Revenues

	Year Ended
	December 31, 2023	December 31, 2022
Salaries and related expenses	$2,387	$1,689
Stock-based compensation	4	36
Professional fees and consulting services	1,917	968
Raw materials	731	1,173
Depreciation expenses, net	481	354
Other expenses	735	913
Total	$6,255	$5,133

Cost of revenues for the year ended December 31, 2023 were $6,255, as compared to $5,133 for the year ended December 31, 2022, representing an increase of 22%. This was due to increased costs including additional salaries, professional fees, and depreciation expenses incurred as a result of increased process development and cell processing revenues mainly in the Octomera segment, which were incurred until the date of deconsolidation.

Cost of development services and research and development expenses

	Year Ended
	December 31, 2023	December 31, 2022
Salaries and related expenses	$4,800	$9,517
Stock-based compensation	210	580
Subcontracting, professional and consulting services	3,662	4,687
Lab expenses	377	1,512
Depreciation expenses, net	312	663
Other research and development expenses	1,542	5,097
Less – grant	(280)	(123)
Total	$10,623	$21,933

Cost of development services and research and development for the year ended December 31, 2023 were $10,623, as compared to $21,933 for the year ended December 31, 2022, representing a decrease of 52%. The decrease was mainly attributable to the deconsolidation of the Octomera segment at June 30, 2023, and our decision to reduce investing in subcontracting, professional and consulting service fees and other research and development expenses this year.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2023	2022
	(in thousands)
Salaries and related expenses	$2,825	$4,008
Stock-based compensation	249	362
Accounting and legal fees	3,355	5,527
Professional fees	1,891	3,080
Rent and related expenses	161	199
Business development	464	474
Depreciation expenses, net	46	50
Other general and administrative expenses	26,143	1,889
Total	$35,134	$15,589

Selling, general and administrative expenses for the year ended December 31, 2023 were $35,134, as compared to $15,589 for the year ended December 31, 2022, representing an increase of 125%.

The increase was mainly due to increased expenses in the Octomera segment, where selling, general and administrative expense (excluding depreciation) for the year ended December 31, 2023 were $37,878 as compared to $7,762 for the year ended December 31, 2022, representing an increase of 388%. The increase was mainly as a result of an increase of credit losses in the amount of $29,774 included in other general and administrative expenses.

Share in Net Loss of Associated Company

	Years Ended December 31,
	2023	2022
	(in thousands)
Share of Net Loss of Associated Company	$734	$1,508

Total	$734	$1,508

Share in net loss of associated company for the year ended December 31, 2023 was $ 734, as compared to $ 1,508 for the year ended December 31, 2022, representing an decrease of 51%. The decrease in Share in net loss of associated company in the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to a decline in Octomera revenues, and credit losses in the year ended December 31, 2023 resulting from higher than previously expected credit losses related to a group of customers that are significantly overdue in Octomera.

Impairment Expenses

	Years Ended December 31,
	2023	2022
	(in thousands)
Impairment expenses	$699	$1,061

Impairment expenses for the year ended December 31, 2023 were $699, as compared to $1,061 for the year ended December 31, 2022. These were attributable to the write-off of assets purchased in previous years.

Credit Loss on Convertible loan receivable

	Years Ended December 31
	2023	2022
	(in thousands)
Credit loss on convertible loan receivable	$2,688	$-

The credit loss for the year ended December 31, 2023 was $2,688 compared to $0 for the year ended December 31, 2022. This was attributable to a provision created for a credit loss on a loan.

Financial Expenses, net

	Years Ended December 31,
	2023	2022
	(in thousands)
Interest expense on convertible loans and loans	2,167	1,824
Foreign exchange loss, net	325	145
Other income	7	2
Total	$2,499	$1,971

Financial expenses, net for the year ended December 31, 2023 were $2,499, as compared to $1,971 for the year ended December 31, 2022, representing an increase of 27%. The increase was mainly attributable to increased interest and related expenses on new and existing convertible loans.

Tax expense

	Years Ended December 31,
	2023	2022
	(in thousands)

Tax expense	$473	$209
Total	$473	$209

Tax income, net for the year ended December 31, 2023 were $473, as compared to $209 for the year ended December 31, 2022, representing an increase of 126%. The increase is mainly attributable to increased tax liabilities in the U.S. Effective for years beginning after December 31, 2021, Internal Revenue Code Section 174 changed the tax treatment of research and experimentation (R&E) expenditures. While companies have historically deducted such costs for federal income tax purposes, these new rules require capitalization and prescribe cost recovery over a period of five years for research and development paid or incurred in the United States and 15 years for R&E paid or incurred outside of the United States.

Working Capital

	December 31,
	2023	2022
	(in thousands)
Current assets	$4,076	$46,318
Current liabilities	$16,407	$15,910
Working capital	$(12,331)	$30,408

Current assets decreased by $42,242 between December 31, 2022 and December 31, 2023, due mainly to the deconsolidation of Octomera. The majority of cash and cash equivalents, restricted cash, and accounts receivable at December 31, 2022 were part of Octomera. Receivables from related parties in the amount of $458 are receivables from Octomera subsidiaries, that were consolidated at December 31, 2022 but not at December 31, 2023. Octomera became a consolidated subsidiary again effective January 29, 2024. In addition we provided a credit loss for a convertible loan in the amount of $2,688 that was not yet repaid to us.

Current liabilities increased by $497 between December 31, 2022 and December 31, 2023, primarily due to an increase in accounts payable in the amount of $2,022 as a result of a shortage of funds; an increase in tax payable in the amount of $451 as a result of increased tax in the US; and grants payable in the amount of $602 as a result of a grant received. These increases were offset by a decline in short-term and current maturities of convertible loans in the amount of $1,834 due to the extension of the maturity date of convertible loans to 2026 (see Note 10)

Liquidity and Capital Resources

	Years Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(64,918)	$(12,169)

Net cash used in operating activities	(14,837)	(24,924)
Net cash used in investing activities	(3,707)	(14,133)
Net cash provided by financing activities	13,618	39,578
Net change in cash and cash equivalents and restricted cash	$(4,926)	$521

During year ended December 31, 2023, we funded our operations from operations as well as from proceeds raised from equity and debt offerings.

Net cash used in operating activities for the year ended December 31, 2023 was approximately $14,837, as compared to net cash used in operating activities of approximately $24,924 for the year ended December 31, 2022. The decline was mainly as a result of a loss of $64,918 for the year ended December 31, 2023 compared to a loss of $12,169 for the year ended December 31, 2022, which is mainly related a decline in activity in Octomera.

Net cash used in investing activities for the year ended December 31, 2023 was approximately $3,707, as compared to net cash used in investing activities of approximately $14,133 for the year ended December 31, 2022. The decrease was mainly due to loans granted to associated entities last year not granted this year, reduced investments in OMPULs, and the deconsolidation of Octomera.

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $13,618, as compared to net cash provided by financing activities of approximately $39,578 for the year ended December 31, 2022. During the year ended December 31, 2023 we raised equity investments in the net amount of 5,732, raised proceeds from loans in the amount of 635, raised proceeds from MM in the amount of $5,000 and repaid convertible loans in the amount of $3,000.

Liquidity and Capital Resources Outlook

As of December 31, 2023, we had an accumulated deficit of $176,622 and for the year ended December 31, 2023 incurred negative operating cashflows of $14,837. Our activities have been funded by generating revenue, through offerings of our securities, and through proceeds from loans. There is no assurance that our business will generate sustainable positive cash flows to fund our business.

We will need to use mitigating actions such as to seek additional financing, refinance or amend the terms of existing loans or postpone expenses that are not based on firm commitments. In order to fund our operations until such time that we can generate sustainable positive cash flows, we will need to raise additional funds. For the year ended December 31, 2023 and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations and to repay our outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce expenditures. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

Our common stock is listed for trading on the Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). If a company trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. We received such a notice on September 27, 2023 and thus risk delisting unless we are able to regain compliance in a timely fashion.

During January 2024, we received extensions on our loan payments as follows:

●	Israeli subsidiary loan from an offshore investor in the amount of $175 originally repayable on January 1, 2024: The maturity date of the loan was extended by a year.

●	Israeli subsidiary loans in the amount of $150 repayable between November 30, 2023 and January 1, 2024. During 2024, the maturity date of the loans was extended by a year.

●	During October through December 2023, Orgenesis Maryland, LLC received $2,726 of loans which were originally scheduled to be repaid during 2024. Pursuant to an extension agreement signed between us and MM on January 28, 2024, the maturity dates of the MM loans were extended to January 28, 2034.

On March 3, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 2,272,719 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.03 per share and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $2.00 per share (collectively, the “Warrants”). We received gross proceeds of approximately $2.3 million before deducting related offering expenses.

On April 5, 2024, we entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by us of five OMPULs to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to us or third-party lessees designated by Orgenesis. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree will pay us an aggregate purchase price of $8,340 subject to any final adjustment through the verification mechanism as set forth in the Purchase Agreement.

Pursuant to the Agreement, Germfree paid us $750 on February 27, 2024 and $5,538 during April 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. We held these instruments with highly rated financial institutions, and we have not experienced any significant credit losses in these accounts and does not believe the we are exposed to any significant credit risk on these instruments, except for accounts receivable. We perform ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts.

Our accounts receivable accounting policy until December 31, 2022, prior to the adoption of the new Current Expected Credit Losses (“CECL”) standard, created bad debts when objective evidence existed of inability to collect all sums owed it under the original terms of the debit balances. Material customer difficulties, the probability of their going bankrupt or undergoing economic reorganization and insolvency, material delays in payments and other objective considerations by management that indicate expected risk of payment were all considered indicative of reduced debtor balance value. Effective January 1, 2023, we adopted the new CECL standard.

We maintain the allowance for estimated losses resulting from the inability of our customers to make required payments. We consider historical collection experience for each of its customers and when revenue and accounts receivable are recorded. We also recognize estimated expected credit losses over the life of the accounts receivables. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the design and operation of our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has determined that we had the following material weakness in our internal control over financial reporting as of December 31, 2023:

We did not perform appropriate analyses related to our internal control over financial reporting in the accounting for whether it is probable we will collect substantially all the consideration to which we are entitled for revenue services provided, as well as our estimated credit losses during 2023. As a result, we identified a deficiency in the operating effectiveness of our internal control over financial reporting related to our accounting for revenues, credit losses and the related impacts related to that, which resulted in the restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023.

As of December 31, 2023, such weakness has not been remediated. Management’s plans for remediation, which will occur during 2024, include a thorough credit assessment of all new customers, analysis of payment history for existing customers as well as an analysis on expected credit losses by customer.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we are a smaller reporting company and non-accelerated filer.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our each of our current Directors and Executive Officers as of April 15, 2024.

Name	Age	Position
Vered Caplan	55	Chief Executive Officer and Chairperson of the Board of Directors
Victor Miller	54	Chief Financial Officer, Secretary and Treasurer
David Sidransky (1) (2) (4)	63	Director
Guy Yachin (1) (2) (3) (4)	56	Director
Yaron Adler (2) (3)	53	Director
Ashish Nanda (3)	58	Director
Mario Philips (1)	54	Director

(1)	A member on the audit committee.
(2)	A member on the compensation committee.
(3)	A member on the nominating and corporate governance committee.
(4)	A member of the research and development committee.

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

Victor Miller – Chief Financial Officer, Secretary and Treasurer

On December 28, 2023, we appointed Victor Miller as our Chief Financial Officer, Secretary and Treasurer effective January 2, 2024. Mr. Miller previously served as Chief Financial Officer and Secretary at Hycor Biomedical LLC. (“HYCOR”), an in vitro allergy diagnostic company, from 2014 to May 2023. Mr. Miller has over 30 years of healthcare and finance industry experience, including 14 years leading finance functions at early-stage life science companies. From 2009 to 2014, prior to joining HYCOR, Mr. Miller led the Finance function at Neos Therapeutics, an early-stage specialty pharmaceutical company. From 2000 to 2009, Mr. Miller developed broad healthcare functional experience with roles in Corporate Development, Business Development, Marketing and Strategy while working for Baxter Healthcare and Giles & Associates. From 1996 to 2000, Mr. Miller gained significant transaction experience as an investment banker in London for Bankers Trust and Merrill Lynch. Mr. Miller holds a Bachelor of Science in Economics from The Wharton School, University of Pennsylvania and is a Chartered Financial Analyst.

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

Pursuant to an agreement entered into between us and Image Securities fzc. (“Image”), for so long as Image’s ownership of our company is 10% or greater, it was granted the right to nominate a director to our Board of Directors. Mr. Nanda was nominated for a directorship at the 2017 annual meeting in compliance with our contractual undertakings. Although Image is no longer a beneficial owner of 10% or greater of our common stock, Mr. Nanda remains as a member of our Board of Directors.

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

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, with each comprised of independent directors in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. The members of the Audit Committee are Dr. Sidransky and Messrs. Yachin and Philips. The members of the Compensation Committee are Dr. Sidransky and Messrs. Adler and Yachin. The members of the Nominating and Corporate Governance Committee are Messrs. Nanda, Adler and Yachin. We have also established a Research and Development Committee. The members of the Research and Development Committee are Mr. Yachin and Dr. Sidransky.

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

The Audit Committee held 4 meetings in 2023. In addition, the Audit Committee reviewed and approved various corporate items by way of written consent during the year 2023. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that Dr. Sidransky is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated him to fill that role. See “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee held 4 meetings in 2023. In addition, the Compensation Committee reviewed and approved various corporate items by way of written consent during the year ended December 31, 2023. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee held 2 meetings in 2023. In addition, the Nominating and Corporate Governance Committee reviewed and approved various corporate items by way of written consent during the year ended December 31, 2023. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Research and Development Committee

The Research and Development Committee assists the Board in fulfilling the Board’s responsibilities to oversee our research and development programs, and strategies.

The Research and Development Committee was established in January 2021. The Research and Development approved various corporate items by way of written consent during the year ended December 31, 2023.

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

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2023 and 2022. Our named executive officers consist of (1) our Chief Executive Officer, (2) our former Chief Financial Officer and (3) our former Chief Development Officer. As of December 31, 2023, there were no other executive officers who earned more than $100,000 during the year ended December 31, 2023 and were serving as executive officers as of such date. The table includes two additional executive officers who would have been among the three most highly compensated executive officers except for the fact that they were not serving as executive officers of the Company as of the end of 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
Vered Caplan	2023	259,029	-	-	-	-	-	82,355	341,384
CEO	2022	243,868	-	-	107,941	-	-	92,100	443,909

Elliot Maltz Former CFO, Treasurer & Secretary(3)	2023	111,667	-	-	81,883	-	-	-	193,550

Efrat Assa-Kunik,	2023	129,633	-	-	-	-	-	18,690	148,323
Former Chief Development Officer(4)	2022	162,316	-	-	19,048	-	-	44,467	225,831

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 15 to this Annual Report on Form 10-K for the year ended December 31, 2023. No executive officers received options awards in the year ended December 31, 2023. See below for a summary of options awarded in previous years.

(2)	For 2023 and 2022, represents the compensation as described under the caption “All Other Compensation” below.

(3)	Mr. Maltz resigned from his position at the Company effective December 31, 2023.
(4)	Ms. Assa Kunik resigned from her position at the Company effective August 8, 2023.

All Other Compensation

The following table provides information regarding each component of compensation for the years ended December 31, 2023 and 2022 included in the All Other Compensation column in the Summary Compensation Table above. Represents amounts paid in New Israeli Shekels (NIS) or Swiss Franks and converted at average exchange rates for the year.

Name	Year	Automobile and Communication Related Expenses $	Social Benefits $ (1)	Total $
Vered Caplan	2023	2,627	79,728	82,355
	2022	2,536	89,564	92,100

Efrat Assa Kunik	2023	377	18,313	18,690
	2022	436	44,031	44,467

(1)	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Israel and Switzerland, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Israeli and Swiss severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities. See discussion below under “Narrative Disclosure to Summary Compensation Table – Vered Caplan.”

Outstanding Equity Awards at December 31, 2023

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2023.

Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Vered Caplan	22-Aug-14(1)	230,189	-	0.0012	22-Aug-24
	09-Dec-16(1)	166,667	-	4.80	09-Dec-26
	06-Jun-17(1)	83,334	-	7.20	06-Jun-27
	28-Jun-18(1)	250,001	-	8.36	28-Jun-28
	22-Oct-18(1)	85,000	-	5.99	22-Oct-28
	19-Mar-20(1)	85,000	-	2.99	18-Mar-30
	14-Jun-22(2)	63,750	21,250	2.00	13-Jun-32
Elliot Maltz	04-Sep-23	25,000	-	2.00	13-Jun-32
Efrat Assa Kunik	09-Dec-16(1)	16,667	-	4.8	09-Dec-26
	22-Oct-18(1)	15,000	-	5.99	22-Oct-28
	19-Mar-20(1)	15,000	-	2.99	18-Mar-30
	14-Jun-22(2)	7,500	-	2.00	13-Jun-32

(1)	The options were fully vested as of December 31, 2023.
(2)	The options vest on a quarterly basis over a period of two years from the date of grant.

Option Exercises and Stock Vested in 2023

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each executive officer named in the Summary Compensation Table during the year ended December 31, 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Vered Caplan	-	-	-	-

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

On November 19, 2020, we and Ms. Caplan entered into an executive directorship agreement, effective as of October 1, 2020 (the “Executive Directorship Agreement”), that superseded and replaced a previous employment agreement (the “Prior Agreement”). Pursuant to the Executive Directorship Agreement, Ms. Caplan will continue to serve the Company as its Chairperson of the Board of Directors (the “Board”) and shall receive in consideration for her serving as Chairperson of the Board an annual regular Board fee in the amount of $75,000 payable by the Company in equal quarterly installments in advance. In addition, Ms. Caplan may be eligible for non-recurring special Board fees as reviewed and approved by the Compensation Committee of the Board (the “Compensation Committee”) and then reviewed and ratified by the Board. In addition, Ms. Caplan may be granted option awards from time to time at the discretion of the Compensation Committee.

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

In addition, on November 19, 2020, Orgenesis Services Sàrl, a Swiss corporation and wholly-owned, direct subsidiary of the Company (“Orgenesis Services”), and Ms. Caplan entered into a personal employment agreement (the “Swiss Employment Agreement” and together with the Executive Directorship Agreement, the “Agreements”), pursuant to which Ms. Caplan will serve as Chief Executive Officer, President and Chairperson of the Board of Directors of Orgenesis Services and will be a material provider of services to the Company pursuant to a services agreement between the Company and Orgenesis Services. The Swiss Employment Agreement provides that Ms. Caplan is entitled to a monthly base salary of CHF 13,345.05 (equivalent to $14,583 based on the current exchange rate at signing), and an annual representation fee of CHF 24,000 (equivalent to $26,226 based on the current exchange rate at signing), payable in monthly installments of CHF 2,000. Ms. Caplan is eligible to receive a bonus at the absolute discretion of Orgenesis Services and its compensation committee. Ms. Caplan may also be granted option awards from time to time, as per the recommendation of the compensation committee of Orgenesis Services as reviewed and approved by the Compensation Committee. Under the Swiss Employment Agreement, Ms. Caplan is entitled to be paid annual vacation days, monthly travel allowance, sick leave, expenses reimbursement and a mobile phone. The Swiss Employment Agreement had an effective date as of October 1, 2020.

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

Ms. Caplan received an aggregate salary and board fee of $259,029 during 2023. As of December 31, 2023, the $150,000 chairperson fee for 2022 and 2023 was unpaid, but accrued, per agreement by Ms. Caplan. In addition, in 2022 Ms. Caplan was awarded options to purchase 85,000 shares of common stock.

Ms. Caplan received reimbursement for automobile and communication related expenses in the amount of $2,627 in 2023 and $2,536 in 2022. In addition, the Company contributed to savings, health, severance, pension, disability and insurance plans generally provided in Switzerland, including health, education, managerial insurance funds, and redeemed vacation pay in an amount equivalent to $79,728 in 2023 and $89,564 in 2022. These amounts represent Swiss severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities.

Elliot Maltz, former CFO, Secretary and Treasurer

Mr. Maltz was appointed Chief Financial Officer, Treasurer and Secretary on September 1, 2023. Pursuant to Mr. Maltz’s personal employment agreement (the “Employment Agreement”) with the Company he is entitled to receive an annual base salary of $335,000 and an annual cash bonus of up to 40% of his then-current base salary (the “Annual Performance Bonus”). The Annual Performance Bonus, if any, will be based upon the achievement of certain corporate and individual performance objectives. Additionally, pursuant to the Employment Agreement Mr. Maltz was granted 200,000 stock options (the “Stock Award”). The Stock Award will vest quarterly from the grant date over four years subject to Mr. Maltz’s continued employment through each such vesting date. Mr. Maltz resigned his position at the Company effective December 31, 2023. Mr. Maltz base salary of $111,667 earned during 2023 was paid to him as per his employment and we have no further obligations due to him.

Efrat Assa-Kunik

Ms. Assa-Kunik was appointed Chief Development Officer in December 2021. According to the terms of Ms. Assa-Kunik’s Employment Agreement, Ms. Assa Kunik is entitled to a monthly salary of 45 thousand New Israeli Shekels, customary contributions to a pension and training fund, participation in cellphone expenses, and annual leave of 24 days. In 2022, Ms. Assa-Kunik was awarded options to purchase 15,000 shares of common stock. Ms. Assa Kunik resigned her position at the Company effective August 2023.

Ms. Assa-Kunik received an aggregate salary of $126,933 during 2023 and $162,316 in 2022. In addition, in 2022 Ms. Assa-Kunik was awarded options to purchase 15,000 shares of common stock.

Ms. Assa-Kunik received reimbursement for automobile and communication related expenses in the amount of $377 in 2023 and $436 in 2022. In addition, the Company contributed to savings, health, severance, pension, disability and insurance plans generally provided in Israel, including health, education, managerial insurance funds, and redeemed vacation pay in an amount equivalent to $18,313 in 2023 and $44,031 in 2022. These amounts represent Israeli severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities.

Potential Payments upon Change of Control or Termination following a Change of Control

Our employment agreements with our named executive officers provide incremental compensation in the event of termination, as described above.

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

The following table sets forth the compensation that would have been received by each of our executive officers had they been terminated as of December 31, 2023.

Name	Salary Continuation
Vered Caplan	$	*

(*) Termination by Company without cause: $250,000

Termination without cause following a change in control: $375,000

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2023:

Year Ended December 31, 2023

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Yachin	100,000	-	6,067	(2)	-	-	-	106,067
Yaron Adler	60,000	-	4,643	(3)	-	-	-	64,643
Dr. David Sidransky	105,000	-	6,330	(4)	-	-	-	111,330
Ashish Nanda	65,000	-	4,907	(5)	-	-	-	69,907
Mario Philips	50,000	-	4,256	(6)	-	-	-	54,256

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 15 (Stock Based Compensation) to our financial statements, which are included in this Annual Report on Form 10-K.

(2)	In respect of 19,600 options which will vest on December 12, 2024.
(3)	In respect of 15,000 options which will vest on December 12, 2024.
(4)	In respect of 20,450 options which will vest on December 12, 2024.
(5)	In respect of 15,850 options which will vest on December 12, 2024.
(6)	In respect of 13,750 options which will vest on December 12, 2024.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board of Directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2024 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2024 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 34,338,782 shares of common stock outstanding on April 15, 2024.

Security Ownership of Greater than 5% Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent(1)
Jacob Safier c/o The Wolfson Group, One State Street Plaza, 29th Floor New York, NY 10004	4,988,000	(2)	14.53%
Yehuda Nir c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	11,297,179	(3)	24.75%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent(1)
Vered Caplan c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	1,252,757	(4)	3.55%
Elliot Maltz c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	25,000	(5)	<1%
Efrat Assa Kunik c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	54,167	(7)	<1%
Guy Yachin c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	150,867	(8)	<1%
Dr. David Sidransky c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	153,467	(9)	<1%
Yaron Adler c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	203,721	(10)	<1%
Ashish Nanda c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	98,400	(11)	<1%
Mario Philips c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	60,000	(12)	<1%
Directors & Executive Officers as a Group (8 persons)	1,998,379		5.82%

Notes:

(1)	Percentage of ownership is based on 34,338,782 shares of our common stock outstanding as of April 15, 2024. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible debt currently exercisable, or convertible or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or convertible debt but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 4,988,000 shares of common stock.

(3)	Consists of (i) 10,016 shares of common stock, (ii) 453,294 shares of common stock issuable upon exercise of outstanding warrants at a price of $6.24 per share, exercisable until, January 31, 2026, (iii) 277,778 shares of common stock issuable upon exercise of outstanding warrants at a price of $4.50 per share, exercisable until, January 31, 2026, (iv) 1,111,111 shares of common stock issuable upon exercise of outstanding warrants at a price of $2.50 per share, exercisable until, January 31, 2026, (v) 840,000 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.85 per share, exercisable until, December 31, 2026, (vi) 218,750 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.80 per share, exercisable until, October 4, 2024, (vii) 7,375,100 shares of common stock issuable upon conversion of convertible debt at a conversion price of $2.50 per share, and (viii) 936,477 shares of common stock issuable upon conversion of convertible debt at a conversion price of $0.85 per share.

(4)	Consists of (i) 278,191 shares of common stock, (ii) 230,189 shares of common stock issuable upon exercise of outstanding options at a price of $0.0012 per share, (iii) 166,667 shares of common stock issuable upon exercise of outstanding options at a price of $4.80 per share, (iv) 83,334 shares of common stock issuable upon exercise of outstanding options at a price of $7.20 per share, (v) 250,001 shares of common stock issuable upon exercise of outstanding options at a price of $8.36 per share, (vi) 85,000 shares of common stock issuable upon exercise of outstanding options at a price of $5.99 per share, (vii) 85,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, and (viii) 74,375 shares of common stock issuable upon exercise of outstanding options at a price of $2.00 per share. Does not include option for 10,625 shares of common stock with an exercise price of $2.00 per share that are exercisable quarterly after June 24, 2024.

(5)	Consists of 25,000 shares of common stock issuable upon exercise of outstanding options at a price of $0.58 per share.

(6)

(6)	Consists of (i) 16,667 shares of common stock issuable upon exercise of outstanding options at a price of $4.80 per share, (ii) 15,000 shares of common stock issuable upon exercise of outstanding options at a price of $5.99 per share, (iii) 15,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, and (iv) 7,500 shares of common stock issuable upon exercise of outstanding options at a price of $2.00 per share.

(7)	Consists of (i) 41,667 shares of common stock issuable upon exercise of outstanding options at a price of $4.80 per share, (ii) 28,750 shares of common stock issuable upon exercise of outstanding options at a price of $5.99 per share, (iii) 25,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, (iv) 16,250 shares of common stock issuable upon exercise of outstanding options at a price of $4.60 per share, (v) 19,600 shares of common stock issuable upon exercise of outstanding options at a price of $2.89 per share. and(v) 19,600 shares of common stock issuable upon exercise of outstanding options at a price of $1.86 per share. Does not include option for 19,600 shares of common stock with an exercise price of $0.45 per share that are exercisable on December 13, 2024.

(8)	Consists of (i) 41,667 shares of common stock issuable upon exercise of outstanding options at a price of $4.80 per share, (ii)29,200 shares of common stock issuable upon exercise of outstanding options at a price of $5.99 per share, (iii) 25,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, (iv) 16,700 shares of common stock issuable upon exercise of outstanding options at a price of $4.60 per share, (v) 20,450 shares of common stock issuable upon exercise of outstanding options at a price of $2.89 per share, and (vi) 20,450 shares of common stock issuable upon exercise of outstanding options at a price of $1.86 per share. Does not include option for 20,450 shares of common stock with an exercise price of $0.45 per share that are exercisable on December 13, 2024.

(9)	Consists of (i) 63,304 shares of common stock, (ii) 41,667 shares of common stock issuable upon exercise of outstanding options at a price of $4.80 per share, (iii) 28,750 shares of common stock issuable upon exercise of outstanding options at a price of $5.99 per share, (iv) 25,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, (v) 15,000 shares of common stock issuable upon exercise of outstanding options at a price of $4.60 per share,(vi) 15,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.89 per share, and (vi) 15,000 shares of common stock issuable upon exercise of outstanding options at a price of $1.86 per share. Does not include option for 15,000 shares of common stock with an exercise price of $0.45 per share that are exercisable on December 13, 2024.

(10)	Consists of (i) 27,100 shares of common stock issuable upon exercise of outstanding options at a price of $5.99 per share, (ii) 25,000 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, (iii) 14,600 shares of common stock issuable upon exercise of outstanding options at a price of $4.60 per share, (iv) 15,850 shares of common stock issuable upon exercise of outstanding options at a price of $2.89 per share, and (iv) 15,850 shares of common stock issuable upon exercise of outstanding options at a price of $1.86 per share. Does not include option for 15,850 shares of common stock with an exercise price of $0.45 per share that are exercisable on December 13, 2024.

(11)	Consists of (i) 6,250 shares of common stock issuable upon exercise of outstanding options at a price of $4.70 per share, (ii) 12,500 shares of common stock issuable upon exercise of outstanding options at a price of $2.99 per share, (iii) 13,750 shares of common stock issuable upon exercise of outstanding options at a price of $4.60 per share, (iv) 13,750 shares of common stock issuable upon exercise of outstanding options at a price of $2.89 per share, and (iv) 13,750 shares of common stock issuable upon exercise of outstanding options at a price of $1.86 per share. Does not include option for 13,750 shares of common stock with an exercise price of $0.45 per share that are exercisable on December 13, 2024.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,944,865	3.66	2,046,646
Equity compensation plans not approved by security holders	491,671	4.80	-
Total	3,436,536	3.82	2,046,646

(1)	Consists of the 2017 Equity Incentive Plan and the Global Share Incentive Plan (2012). For a short description of those plans, see Note 15 to our 2022 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2023, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors has appointed Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited (“PwC”) as our independent registered public accounting firm for the years ended December 31, 2023 and 2022. The following table sets forth the fees billed to us for professional services rendered by PwC for the years ended December 31, 2023 and December 31, 2022:

	Years Ended December 31,
Services:	2023	2022
Audit Fees (1)	$225,000	$288,705
Audit-Related Fees (2)	42,000	6,405
Total fees	$267,000	$295,110

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans and special procedures related to regulatory filings in 2023.

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

e.	Exhibits required by Regulation S-K

No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to an exhibit to our registration statement on Form S-8, filed on August 7, 2020)
3.2	Amended and Restated Bylaws of the Company, as amended dated December 14, 2022 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on December 19, 2022)
4.1	Description of Securities (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 9, 2020)
4.2	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 22, 2020)
4.3	Form of Stock Option Agreement (incorporated by reference to an exhibit to our registration statement on Form S-8, filed on August 7, 2020)
4.4	Form of Warrant, dated as of September 13, 2021, issued in connection with Convertible Note Extension Agreements (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)
4.5	Form of Warrant, dated as of September 13, 2021, issued in connection with Convertible Note Extension Agreements (incorporated by reference to an exhibit to our quarterly report filed on Form 10-Q, filed November 4, 2021)
4.6	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 5, 2022)
4.7	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 25, 2022)
4.8	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 17, 2022)
4.9	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2022)
4.10	Form of Nir Additional Warrant, dated as of October 23, 2022 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)
4.11	Form of Neumann Additional Warrant, dated as of October 23, 2022 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)
4.12	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)
4.13	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)

4.14	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 8, 2023)
10.1	Financial Consulting Agreement, dated August 1, 2014, with Eventus Consulting, P.C. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 5, 2014)
10.2	Personal Employment Agreement, dated August 1, 2014, by and between Orgenesis Inc. and Neil Reithinger (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 5, 2014)
10.3	2017 Equity Incentive Plan (incorporated by reference to an exhibit to our definitive proxy statement on Schedule 14A, filed on March 30, 2017)
10.4	Joint Venture Agreement between the Company and First Choice International Company, Inc. dated March 12, 2019 (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on May 8, 2019)
10.6	Executive Directorship Agreement between the Company and Vered Caplan dated November 19, 2020 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 9, 2021)
10.7	Swiss Employment Agreement between the Company and Vered Caplan dated November 19, 2020 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 9, 2021)
10.8	Convertible Loan Agreement, dated as of August 24, 2021, between the Company and Image Securities FCZ (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)
10.9	Convertible Credit Line and Unsecured Convertible Note Extension Agreement, dated as of September 13, 2021, between the Company and Yosef Dotan (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)
10.10	Convertible Credit Line Extension Agreement, dated as of September 13, 2021, between the Company and Aharon Lukach (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)
10.11	Unsecured Convertible Note Extension Agreement, dated as of September 13, 2021, between the Company and Yehuda Nir (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)
10.12	Employment Agreement, dated as of December 16, 2021, between the Company and Efrat Assa Kunik (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 30, 2022)
10.13	Securities Purchase Agreement, dated March 30, 2022, by and among the Company and certain investors (incorporated by reference to our current report on Form 8-K, filed on April 5, 2022)
10.14	Registration Rights Agreement, dated March 30, 2022, by and among the Company and certain investors (incorporated by reference to our current report on Form 8-K, filed on April 5, 2022)
10.15	Convertible Loan Agreement, dated April 21, 2022, by and among the Company and Yehuda Nir (incorporated by reference to our current report on Form 8-K, filed on April 25, 2022)
10.16	Amendment to Convertible Loan Agreement, dated May 16, 2022, by and among the Company and Yehuda Nir (incorporated by reference to our current report on Form 8-K, filed on May 16, 2022)
10.17	Convertible Loan Agreement, dated May 17, 2022, by and among the Company and Southern Israel Bridging Fund Two, LP (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 17, 2022)
10.18	Convertible Loan Agreement, dated May 19, 2022, by and among the Company and Ricky Neumann (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2022)
10.19	Convertible Note Extension Agreement, dated July 15, 2022, by and among the Company and J. Ezra Merkin (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 20, 2022)
10.20	Senior Secured Convertible Loan Agreement, dated August 15, 2022, by and among Octomera, Orgenesis, and the Lender (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 17, 2022)
10.21	Convertible Loan Extension Agreement, dated as of October 23, 2022, by and between the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)
10.22	Convertible Loan Extension Agreement, dated as of October 23, 2022, by and between the Company and Ricky Neumann (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)

10.23	Amendment, Consent and Waiver Agreement, dated as of October 23, 2022, by and between the Company and Ricky Neumann (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)
10.24	Unit Purchase Agreement dated as of November 4, 2022 by and among Orgenesis Inc., Octomera LLC and MM OS Holdings, L.P. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 7, 2022)
10.25	Form of Second Amended and Restated Limited Liability Company Agreement of Octomera LLC (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 7, 2022)
10.26	Services Agreement, dated as of November 4, 2022, by and between Octomera LLC and Orgenesis Inc. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 7, 2022)
10.27	Advisory Services and Monitoring Agreement dated as of November 4, 2022 by and between Octomera LLC and Metalmark Management II LLC. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 7, 2022)
10.28	Global Share Incentive Plan (2012) (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 31, 2012)
10.29	Appendix – Israeli Taxpayers Global Share Incentive Plan (2012) (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 31, 2012)
10.30	Convertible Loan Agreement, dated January 10, 2023, by and among the Company and NewTech Investment Holdings, LLC (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)
10.31	Convertible Loan Agreement, dated January 10, 2023, by and among the Company and Ariel Malik (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)
10.32	Convertible Credit Line and Unsecured Convertible Note Extension #2 Agreement, dated as of January 12, 2023, by and between the Company and Yosef Dotan (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 18, 2023)
10.33	Convertible Credit Line Extension Agreement, dated as of January 12, 2023, by and between the Company and Aharon Lukach (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 18, 2023)
10.34	Convertible Loans and Unsecured Convertible Notes Extension #2 Agreement, dated as of January 12, 2023, by and between the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 18, 2023)
10.35	Securities Purchase Agreement between the Company and the investor named therein, dated February 23, 2023 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)
10.36	Placement Agency Agreement between the Company and Joseph Gunnar & Co., LLC (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)
10.37	Convertible Loan Agreement, dated March 27, 2023, by and among the Borrower and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on March 31, 2023)
10.38	Securities Purchase Agreement, dated August 31, 2023, by and among the Company and a certain investor (incorporated by reference to an exhibit to our current report on Form 8-K, filed on September 1, 2023)
10.39	Convertible Loan Agreement dated September 29, 2023, by and among the Borrower and Sai Traders (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 5, 2023)
10.40	Form of Securities Purchase Agreement, dated November 8, 2023, by and between Orgenesis Inc. and the Investor (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 8, 2023)
21.1*	List of Subsidiaries of Orgenesis Inc.
23.1*	Consent of independent registered public accounting firm
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:	/s/ Vered Caplan
Vered Caplan
Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)
Date:	April 15, 2024

By:	/s/ Victor Miller
Victor Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date:	April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vered Caplan
Vered Caplan
Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)
Date:	April 15, 2024

By:	/s/ Victor Miller
Victor Miller
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date:	April 15, 2024

By:	/s/ Guy Yachin
Guy Yachin
Director
Date:	April 15, 2024

By:	/s/ David Sidransky
David Sidransky
Director
Date:	April 15, 2024

By:	/s/ Yaron Adler
Yaron Adler
Director
Date:	April 15, 2024

By:	/s/ Ashish Nanda
Ashish Nanda
Director
Date:	April 15, 2024

By:	/s/ Mario Philips
Mario Philips
Director
Date:	April 15, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORGENESIS INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Orgenesis Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orgenesis Inc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss (income), changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in note 2(x) to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses.

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

Revenue recognition and accounts receivables – collectability criteria

As described in note 2 and 17 of the consolidated financial statements, total revenue recognized for the year ended December 31, 2023 was $530 thousand. The Company’s account receivable balance as of December 31, 2023 was $88 thousand and the related credit losses for the year then ended was $24,388 thousand. The Company recognizes revenue from services to its customers when control of the services is transferred to the customer for an amount, referred to as the transaction price, which reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services. The Company applies the revenue guidance to contracts when it is probable that the Company will collect substantially all of the consideration to which it is entitled to in exchange for the goods and services it transfers to the customer. The Company considers historical collection experience for each of its customers and when revenue and accounts receivable are recorded. The Company also recognizes estimated expected credit losses over the life of the accounts receivables. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events.

The principal considerations for our determination that performing procedures relating to revenue recognition and accounts receivables – collectability criteria are a critical audit matter are the high degree of auditor judgement and effort in performing procedures to evaluate management’s assumptions of the collectability criteria.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for evaluating the collectability criteria, and the relevance of historical billing and collection data as an input to the analysis as well as current and future economic conditions and events; testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and the historical collection which is used in management’s analysis; and performing a retrospective comparison of actual cash collected to the prior year estimate of net accounts receivable.

Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Haifa, Israel

April 15, 2024

We have served as the Company’s auditor since 2012.

Kesselman & Kesselman, Building 25, MATAM, P.O BOX 15084 Haifa, 3190500, Israel,
Telephone: +972 -4- 8605000, Fax: +972 -4- 8605001, www.pwc.com/il

ORGENESIS INC.

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
CURRENT ASSETS:
Cash and cash equivalents	$837	$5,311
Restricted cash	642	1,058
Accounts receivable, net of credit losses of $0	88	36,183
Prepaid expenses and other receivables	2,017	958
Receivables from related parties	458	-
Convertible loan	-	2,688
Inventory	34	120
Total current assets	4,076	46,318
NON CURRENT ASSETS:
Deposits	$38	$331
Equity investees	8	39
Loans to associates	-	96
Property, plants and equipment, net	1,475	22,834
Intangible assets, net	7,375	9,694
Operating lease right-of-use assets	351	2,304
Goodwill	1,211	8,187
Deferred tax	-	103
Other assets	18	1,022
Total non-current assets	10,476	44,610
TOTAL ASSETS	$14,552	$90,928

ORGENESIS INC.

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

	December 31,
	2023	2022
Liabilities and equity
CURRENT LIABILITIES:
Accounts payable	$6,451	$4,429
Accounts payable related Parties	133	-
Accrued expenses and other payables	2,218	2,648
Income tax payable	740	289
Employees and related payables	1,079	1,860
Other payable related parties	52	-
Advance payments on account of grant	2,180	1,578
Short-term loans	650	-
Current maturities of finance leases	18	60
Current maturities of operating leases	216	542
Short-term and current maturities of convertible loans	2,670	4,504
TOTAL CURRENT LIABILITIES	16,407	15,910

LONG-TERM LIABILITIES:
Non-current operating leases	$96	$1,728
Convertible loans	18,967	13,343
Retirement benefits obligation	-	163
Finance leases	4	95
Other long-term liabilities	61	415
TOTAL LONG-TERM LIABILITIES	19,128	15,744
TOTAL LIABILITIES	35,535	31,654

REDEEMABLE NON-CONTROLLING INTEREST	-	30,203

EQUITY (CAPITAL DEFICIENCY):
Common stock of $0.0001 par value: Authorized at December 31, 2023 and December 31, 2022: 145,833,334 shares; Issued at December 31, 2023 and December 31, 2022: 32,163,630 and 25,832,322 shares, respectively; Outstanding at December 31, 2023 and December 31, 2022: 31,877,063 and 25,545,755 shares, respectively.	3	3
Additional paid-in capital	156,837	150,355
Accumulated other comprehensive income (loss)	65	(270)
Treasury stock 286,567 shares as of December 31, 2023 and December 31, 2022	(1,266)	(1,266)
Accumulated deficit	(176,622)	(121,261)
Equity attributable to Orgenesis Inc.	(20,983)	27,561
Non-controlling interests	-	1,510
TOTAL EQUITY (CAPITAL DEFICIENCY)	(20,983)	29,071
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY (CAPITAL DEFICIENCY)	$14,552	$90,928

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(U.S. Dollars, in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenues	$530	$34,741
Revenues from related party	-	1,284
Total revenues	$530	$36,025
Cost of revenues	6,255	5,133
Gross (loss) profit	$(5,725)	$30,892
Cost of development services and research and development expenses	10,623	21,933
Amortization of intangible assets	721	911
Selling, general and administrative expenses included credit losses of $24,367 for the year ended December 31, 2023	35,134	15,589
Share in net loss of associated companies	734	1,508
Impairment of investment	699	-
Impairment of intangible assets	-	1,061
Operating loss	$53,636	$10,110
Loss from deconsolidation of Octomera (see Note 3)	5,343	-
Other income, net	(4)	(173)
Credit loss on convertible loan receivable	2,688	-
Loss from extinguishment in connection with convertible loan	283	52
Financial expenses, net	2,499	1,971
Loss before income taxes	$64,445	$11,960
Tax expense	473	209
Net loss	$64,918	$12,169
Net (loss) income attributable to non-controlling interests	(9,557)	2,720
Net loss attributable to Orgenesis Inc.	$55,361	$14,889

Loss per share:
Basic and diluted	$1.91	$0.59

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	29,007,869	25,096,284

Comprehensive loss:
Net loss	$64,918	$12,169
Other Comprehensive loss – Translation adjustment	49	477
Release of translation adjustment due to deconsolidation of Octomera	(384)	-
Comprehensive loss	$64,583	$12,646
Comprehensive (loss) income attributed to non-controlling interests	(9,557)	2,720
Comprehensive loss attributed to Orgenesis Inc.	$55,026	$15,366

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. Dollars, in thousands, except share amounts)

	Common Stock			Accumulated			Equity Attributable
	Number	Par Value	Additional Paid-in Capital	Other Comprehensive Income (loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the Year ended December 31, 2023:
Stock-based compensation to employees and directors	-	-	415	-	-	-	415	-	415
Stock-based compensation to service providers	-	-	48	-	-	-	48	-	48
Issuance of shares and warrants net of issuance costs	5,357,624	*	5,283	-	-	-	5,283	-	5,283
Issuance of Shares due to exercise of warrants	973,684	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(9,406)	-	-	-	(9,406)	-	(9,406)
Comprehensive income (loss) for the period	-	-	-	(49)	-	(55,361)	(55,410)	(150)	(55,560)
Balance at December 31, 2023	31,877,063	3	156,837	65	(1,266)	(176,622)	(20,983)	-	(20,983)

*	Represents an amount lower than $1

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

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(*)

(U.S. Dollars, in thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,918)	$(12,169)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	463	982
Capital gain, net	-	(170)
Loss from deconsolidation of Octomera	5,343	-
Share in loss of associated companies, net	734	1,508
Depreciation and amortization expenses	1,560	1,978
Credit loss on convertible loan receivable	2,688
Impairment of investment	699	-
Impairment expenses of intangible assets	-	1,061
Effect of exchange differences on inter-company balances	227	502
Net changes in operating leases	(50)	(61)
Interest expense accrued on loans and convertible loans	1,508	1,372
Loss from extinguishment in connection with convertible loan restructuring	283	52
Changes in operating assets and liabilities:
Accounts receivable	30,060	(21,051)
Prepaid expenses, other accounts receivable	432	391
Inventory	(389)	(7)
Other assets	13	26
Related parties, net	(439)	-
Accounts payable	5,516	(1,321)
Accrued expenses and other payable	1,013	2,302
Employee and related payables	411	(216)
Deferred taxes, net	9	(103)
Net cash used in operating activities	$(14,837)	$(24,924)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of convertible loan to related party partners	-	538
Decrease in loan to associate entities	55	-
Increase in loan to associate entities	-	(4,131)
Repayment of loan granted	-	782
Sale of property, plants and equipment	-	246
Purchase of property, plants and equipment	(2,096)	(12,416)
Investment in associated company	(660)	-
Cash acquired from acquisition of Mida	-	702
Impact to cash resulting from deconsolidation (see Note 3)	(973)	-
Increase in cash from business combinations of TLABS and Orgenesis Austria	-	160
Investment in long-term deposits	(33)	(14)
Net cash used in investing activities	$(3,707)	$(14,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares due to exercise of options and warrants (net of transaction costs)	5,283	2,181
Proceeds from issuance of convertible loans	5,735	19,150
Proceeds from transaction with redeemable non-controlling interest that do not result in a loss of control, see note 3	5,000	20,000
Repayment of convertible loans and convertible bonds	(3,000)	(2,300)
Repayment of short and long-term debt	(35)	(46)
Proceeds from issuance of loans payable	635	-
Grant received in respect of third party	-	1,396
Transfer of the grant received to third party	-	(803)
Net cash provided by financing activities	$13,618	$39,578
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,926)	521
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$36	$(126)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$6,369	$5,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$1,479	$6,369

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$136
Right-of-use assets obtained in exchange for new operation lease liabilities	$752	$432
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$14	$(383)
Loan conversion for Redeemable non-controlling interest (See note 3)	$-	$10,203
Issuance of common stocks in connection with the acquisition of Mida	$-	$100
Extinguishment in connection with convertible loan restructuring	287	$226

CASH PAID DURING THE YEAR FOR:
Interest	$785	$458

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(US Dollars in Thousands)

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

On January 29, 2024, the Company and MM entered into a Unit Purchase Agreement (the “UPA”), pursuant to which the Company acquired all of the preferred units of Octomera owned by MM (the “Acquisition”). Accordingly, the Company currently owns 100% of the equity interests of Octomera.

These consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.” The Company must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. Because the Company’s Common Stock has traded for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq has sent a deficiency notice to the Company, which was received on September 27, 2023, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. On March 26, 2024, Nasdaq extended the “compliance period” to September 23, 2024.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

Through December 31, 2023, the Company had an accumulated deficit of $176,622. For the year ended December 31, 2023, the Company incurred negative cash flows from operating activities of $14,837. The Company’s activities have recently been funded primarily by offerings of its equity securities, loans, and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

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

d. Cost of development services and research and development expenses

Cost of development services and research and development expenses include costs directly attributable to the conduct of research and development activities, including the cost of salaries, stock-based compensation expenses, payroll taxes and other employees’ benefits, lab expenses, consumable equipment, courier fees, travel expenses, professional fees and consulting fees. All costs associated with research and developments are expensed as incurred. Participation from government departments and from research foundations for development of approved projects is recognized as a reduction of expense as the related costs are incurred. Research and development in-process acquired as part of an asset purchase, which has not reached technological feasibility and has no alternative future use, is expensed as incurred.

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

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges, if applicable, are recorded in “Share in net (losses) profits of associated companies”.

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

h. Functional Currency

The currency of the primary economic environment in which the operations of the Company and part of its Subsidiaries are conducted is the U.S. dollar (“$” or “dollar”). The functional currency of the Belgian Subsidiary is the Euro (“€” or “Euro”). Most of the Company’s expenses are incurred in dollars, and the source of the Company’s financing has been provided in dollars. Thus, the functional currency of the Company and its other subsidiaries is the dollar. Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in foreign currencies are translated into dollars using historical and current exchange rates for nonmonetary and monetary balances, respectively. For foreign transactions and other items reflected in the statements of operations, the following exchange rates are used: (1) for transactions – exchange rates at transaction dates or average rates and (2) for other items (derived from nonmonetary balance sheet items such as depreciation) – historical exchange rates. The resulting transaction gains or losses are recorded as financial income or expenses. The financial statements of the Belgian Subsidiary is included in the consolidated financial statements, translated into U.S. dollars. Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at yearly average exchange rates during the year. Differences resulting from translation of assets and liabilities are presented as other comprehensive income.

i. Inventory

The Company’s inventory consists of raw material for use for the services provided. The Company periodically evaluates the quantities on hand. Cost of the raw materials is determined using the weighted average cost method. The inventory is recorded at the lower of cost or net realizable value.

j. Property, Plants and Equipment

Property, plants and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets.

Annual rates of depreciation are presented in the table below:

Weighted Average Useful Life (Years)
Production facility	3 - 5
Laboratory equipment	1 - 7
Office equipment and computers	3 - 17

k. Intangible assets

Intangible assets and their useful lives are as follows:

	Useful Life (Years)	Amortization Recorded at Comprehensive Loss Line Item
Technology	15	Amortization of intangible assets

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

l. Goodwill

Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is allocated to reporting units expected to benefit from the business combination. Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Before the Octomera deconsolidation, the Company reallocated its goodwill into two identified operating units: Octomera and Therapies. Subsequent to the Octomera deconsolidation, the goodwill allocated to Octomera was derecognized. As of December 31, 2023 - goodwill is solely allocated to Therapies operating unit. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value.

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

Impairment charges of IPR&D during the year ended December 31, 2022 were $1,061.

Impairment charges of other investment during the year ended December 31, 2023 were $699.

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

q. Loss per Share of Common Stock

Basic net loss (income) per share is computed by dividing the net loss (income) for the period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options, RSUs and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible loans and debt, which are included under the if-converted method when dilutive (See Note 14).

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

The Company’s accounts receivable accounting policy until December 31, 2022, prior to the adoption of the new Current Expected Credit Losses (“CECL”) standard, created bad debts when objective evidence existed of inability to collect all sums owed it under the original terms of the debit balances. Material customer difficulties, the probability of their going bankrupt or undergoing economic reorganization and insolvency, material delays in payments and other objective considerations by management that indicate expected risk of payment were all considered indicative of reduced debtor balance value. Effective January 1, 2023, the Company adopted the new CECL standard.

The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers historical collection experience for each of its customers and when revenue and accounts receivable are recorded. The Company also recognizes estimated expected credit losses over the life of the accounts receivables. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events.

s. Treasury shares

The Company repurchases its common stock from time to time on the open market and holds such shares as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of shareholders’ equity. The Company did not reissue nor cancel treasury shares during the year ended December 31, 2023 and December 31, 2022.

t. Other Comprehensive Loss

Other comprehensive loss represents adjustments of foreign currency translation.

u. Revenue from Contracts with Customers

The Company’s agreements are primarily service and processing contracts, the performance obligations of which range in duration from a few months to one year. The Company applies the revenue guidance to contracts when control of the services is transferred to the customer for an amount, referred to as the transaction price, which reflects the consideration to which the Company is expected to be entitled in exchange for those goods or services and when it is probable that the Company will collect substantially all of the consideration to which it is entitled in exchange for the goods and services it transfers to the customer.

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

Nature of Revenue Streams

The Company has four main revenue streams, which are License fees, POCare development services, cell process development services, including hospital supplies, and POCare cell processing.

License fees

Revenue recognized under license fees are recognized upon the confirmation of licensee of milestones completed and certainty of payment of the license fee.

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

Significant Judgement and Estimates

Significant judgment is required to identifying the distinct performance obligations and estimating the standalone selling price of each distinct performance obligation and identifying which performance obligations create assets with alternative use to the Company, which results in revenue recognized upon completion, and which performance obligations are transferred to the customer over time, and the estimate of credit losses.

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

w. Segment reporting

Since the Metalmark Investment, the Company’s business includes two reporting segments: Octomera and Therapies. See note 5.

x. Recently adopted accounting pronouncements

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

y. Recently issued accounting pronouncements, not yet adopted

On August 23, 2023, the FASB issued guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. Before the ASU, there was no authoritative guidance in US GAAP that addressed how a joint venture should recognize contributions received. As a result, there has been diversity in practice, with some joint ventures accounting for contributions received at carry over basis and others at fair value. This new guidance is intended to reduce diversity in practice and provide users of the joint venture’s financial statements with more decision-useful information. It may also reduce the amount of basis differences that an investor in a joint venture needs to track. The new guidance should be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

Pursuant to the Unit Purchase Agreement (the “UPA”), MM agreed to purchase 3,019,651 Class A Preferred Units of Octomera (the “Class A Units”), which represented 22.31% of the outstanding equity interests of Octomera following the initial closing, for a purchase price of $30,196 thousand, comprised of (i) $20,000 thousand of cash consideration and (ii) the conversion of $10,200 thousand of MM’s then-outstanding senior secured convertible loans previously entered into with MM pursuant to that certain Senior Secured Convertible Loan Agreement, dated as of August 15, 2022, between MM, Octomera and the Company. The investment was made at a pre-money valuation of $125,000,000, subject to customary adjustments for debt and accounts receivable and an adjustment related to a certain intercompany loan and closed on November 14, 2022. Following the initial closing, the Company held 77.69% of the issued and outstanding equity interests of Octomera.

If (a) Octomera and its subsidiaries generate Net Revenue (as defined in the UPA) equal to or greater than $30,000,000 during the twelve month period ending December 31, 2022 (the “First Milestone”) and/or equal to or greater than $50,000,000 during the twelve month period ending December 31 2023 (the “Second Milestone”), and (b) the Company’s shareholders approve the LLC Agreement Terms (as defined below under “Principal Terms of the LLC Agreement”) on the earlier of (x) the date that is seven (7) months following the initial closing date and (y) the date of the Company’s 2023 annual meeting of its shareholders (such stockholder approval hereafter being the “Orgenesis Stockholder Approval” and such Orgenesis Stockholder Approval deadline hereafter being the “Stockholder Approval Deadline”), in accordance with applicable law and in a manner that will ensure that MM is able to exercise its rights under the LLC Agreement (as defined below) without any further action or approval by MM, then MM will pay up to $10,000,000 in cash in exchange for 1,000,000 additional Class A Units if the First Milestone is achieved and $10,000,000 in cash in exchange for 1,000,000 Class B Units Preferred Units of Octomera (the “Class B Units”) if the Second Milestone is achieved.

The Company’s stockholders approved the LLC agreement terms at its annual meeting of stockholders held in June 2023. However, Octomera and its subsidiaries did not meet the Net Revenue milestones for either of the years ended December 31, 2022 and 2023. During 2023, the Company and MM entered into various amendments to the Unit Purchase Agreement, dated November 4, 2022 (the “UPA”). Pursuant to such amendments, MM or the Company as the case may be, agreed to pay certain amounts in exchange for Class A Preferred Units of Octomera to support the continued expansion of Orgenesis’ POCare Services (the “Subsequent Investment”). In the case of MM investments, the investment amount of the First Future Investment (as defined in the UPA) was reduced by the amount of the Subsequent Investment. MM invested $6,500 for 650,000 additional Class A units during 2023, and the Company, pursuant to agreement with MM also invested $660 for 66,010 additional Class A units during 2023.

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

As a result of the deconsolidation (see Note 1a), the Company recorded a net loss of $5,343, representing the difference between the fair value of the retained interest in Octomera and the net assets deconsolidated in the transaction as follows:

(in thousands)
Fair value of the retained interest in Octomera	$-
Net assets deconsolidated	4,959
Release of translation adjustment	384
Net profit	$5,343

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

On January 29, 2024, the Company and MM entered into a Unit Purchase Agreement (the “UPA”), pursuant to which the Company acquired all of the equity interests of Octomera that were owned by MM (the “Acquisition”). In consideration for such Acquisition, the Company and MM agreed to the following consideration:

Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three year period (2025-2027), then the Company will pay 5% of Net Revenues to MM pursuant to the UPA.

Milestone Payments: If the Company sells Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay Seller 5% of the net proceeds.

Pursuant to the acquisition, MM’s designated members of the Board of Managers of Octomera resigned and the Company amended the Second Amended and Restated Limited Liability Company Agreement of Octomera to be a single member agreement to reflect the transactions contemplated by the UPA so that MM shall no longer (i) be a party to such agreement, (ii) have a right to appoint members of the board of managers of Octomera or (iii) be a member of Octomera.

In addition, the outstanding indebtedness payable from Orgenesis Maryland LLC to MM pursuant to an aggregate of 10 secured promissory notes (the “Notes”) with a collective original principal amount of $2,600, were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by Orgenesis Maryland in favor of MM that secured the obligations under the Notes.

NOTE 4 – EQUITY INVESTMENTS AND LOANS TO ASSOCIATES

As of December 31, 2023, and December 31, 2022, the balances of our equity-method investments were $8 and $39, respectively, and are as follows:

a.	Octomera LLC

The Company owned approximately 75% of Octomera as of December 31, 2023. As at the date of the filing of this report the Company owns 100% of Octomera.

As of December 31, 2023, the balance of our equity-method investment related to Octomera was approximately $0. Through December 31, 2023, the Company’s share in Octomera’s net loss was $660. The Company did not provide for additional losses once the investment was reduced to zero since the Company did not guarantee obligations of Octomera and is not otherwise committed to provide further financial support to Octomera. Losses not provided for accumulated to $9,355.

The following table presents summarized results of operations for the six months since the date of deconsolidation:

Six-Months Ended
December 31, 2023
Total revenue	$53
Gross loss	$5,010
Net loss	$20,145

b.	Butterfly Biosciences Sarl

During 2020, the Company and Kidney Cure (“KC”), pursuant to the Kidney Cure JVA incorporated the KC JV Entity known as Butterfly Biosciences Sarl (“BB”) in Switzerland. BB will be involved in the (i) implementation of a point-of-care strategy; (ii) assessment of the options for development and manufacture of various cell-based types (including kidney derived cells, MSC cells, exosomes, gene therapies) development; and (iii) development of protocols and tests for kidney therapies. The Company holds a 49% participating interest in BB and Kidney Cure holds the remaining 51%. Due to the Company’s significant influence over the JVE the Company applies the equity method of accounting. During the twelve months ended December 31, 2023, no significant developments were made under the KC JV and KC and the Company decided to terminate the KC JVA and liquidate BB. As of December 31, 2023, BB was not yet liquidated.

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

The table below sets forth a summary of the changes in the investments and loans for the years ended December 31, 2023 and December 31, 2022

	December 31,
	2023	2022
	(in thousands)

Opening balance	$135	$584
Investments during the period	660	-
Loan granted to associates	-	4,131
Repayment of loan	(55)	-
Business Combinations	-	(3,156)
Fair value of the retained interest in Octomera (see Note 3)	-	-
Interest from loans to associates	-	161
Share in net loss of associated companies	(734)	(1,508)
Exchange rate differences	2	(77)
Total	$8	$135

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

The Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenues and contributed profit by the two identified reportable segments, namely Octomera and Therapies, to make decisions about resources to be allocated to the segments and assess their performance.

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

Segment data for the year ended December 31, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$68	$515	$(53)	$530
Cost of revenues*	(9,505)	(690)	4,421	(5,774)
Gross profit (loss)	(9,437)	(175)	4,368	(5,244)
Cost of development services and research and development expenses*	(9,211)	(5,811)	4,711	(10,311)
Operating expenses*	(37,878)	(7,102)	9,892	(35,088)
Impairment of investment	-	(699)	-	(699)
Share in net income of associated companies	-	(74)	(660)	(734)
Profit from deconsolidation	-	-	(5,343)	(5,343)
Other income, net	1	3	-	4
Depreciation and amortization	(1,765)	(782)	987	(1,560)
Credit loss on convertible loan receivable	-	(2,688)	-	(2,688)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(573)	(2,004)	78	(2,499)
Income (loss) before income taxes	$(58,863)	$(19,615)	$14,033	$(64,445)

*	Excluding Depreciation, amortization and impairment expenses

Segment data for the year ended December 31, 2022 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$33,884	$6,432	$(5,575)	$34,741
Revenues from related party	1,284	-	-	1,284
Total revenues	35,168	6,432	(5,575)	36,025
Cost of revenues*	(4,048)	(1,088)	(356)	(5,492)
Gross profit (loss)	31,120	5,344	(5,931)	30,533
Cost of development services and research and development expenses*	(13,325)	(12,262)	4,319	(21,268)
Operating expenses*	(7,762)	(8,678)	900	(15,540)
Impairment expenses	(420)	(641)	-	(1,061)
Share in net income of associated companies	(1,352)	(156)	-	(1,508)
Other income, net	168	5	-	173
Depreciation and amortization	(1,006)	(972)	-	(1,978)
Loss from extinguishment in connection with convertible loan	-	(52)	-	(52)
Financial Expenses, net	(1,748)	(223)	-	(1,971)
Income (loss) before income taxes	$5,675	$(17,635)	$-	$(11,960)

*	Excluding Depreciation, amortization and impairment expenses

NOTE 6 – EQUITY

a.	Financings

In March 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement) with certain investors (collectively, the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement (the “Offering”), shares of the Company’s Common Stock at a purchase price of $3.00 per share and warrants to purchase shares of Common Stock at an exercise price of $4.50 per share. The warrants were not exercisable until after six months and expire three years from the date of issuance. The Company received proceeds of $2.175 million from the Offering and issued an aggregate of 724,999 shares of Common Stock and warrants to purchase 146,959 shares of Common Stock pursuant to the Purchase Agreement. In connection with the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register the resale of the Shares and Underlying Shares on a registration statement on Form S-3 (the “Registration Statement”) to be filed with the United States Securities and Exchange Commission (the “SEC”). See note 6 b (Amendment, Consent and Waiver Agreement).

On February 23, 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of 1,947,368 shares of Common Stock and warrants to purchase up to 973,684 shares of Common Stock (the “Warrants”) at a purchase price of $1.90 per share of Common Stock and accompanying Warrants in a registered direct offering (the “February 2023 Offering”). The February 2023 Offering closed on February 27, 2023.

The Warrants had an exercise price of $1.90 per share, were exercisable immediately and were to expire five years following the date of issuance. The Warrants had an alternate cashless exercise option (beginning on or after the earlier of (a) the thirty-day anniversary of the date of the Purchase Agreement and (b) the date on which the aggregate composite trading volume of Common Stock following the public announcement of the pricing terms exceeds 13,600,000 shares), to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y) 1.0. The aggregate gross proceeds to the Company from the Offering were $3,700, before deducting placement agent cash fees equal to 7.0% of the gross proceeds received and other expenses payable by the Company.

All of the Warrants were exercised using the alternate cashless exercise option described above.

On August 31, 2023, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “August 2023 Offering”), 2,000,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share. The Company received proceeds of $1,000. The August 2023 Offering closed on August 31, 2023.

On November 8, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investor (the “November 2023 Offering”), (i) 1,410,256 shares of Common Stock, and (ii) warrants exercisable for 1,410,256 shares of Common Stock. The combined offering price for each share and accompanying warrant was $0.78. The warrants will be exercisable immediately following the date of issuance and may be exercised for a period of five years from the initial exercisability date at an exercise price of $0.78 per share. The exercise prices and numbers of shares of Common Stock issuable upon exercise of the warrants will be subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s Common Stock. The Company received net proceeds of $942 after deducting $158 related transaction fees. The November 2023 Offering closed on November 9, 2023.

On March 8, 2024, the institutional investor exercised 25,000 warrants at the $0.78 exercise price.

b.	Warrants

A summary of the Company’s warrants granted to investors and as finder’s fees as of December 31, 2023, and December 31, 2022 and changes for the periods then ended is presented below:

	December 31,
	2023		2022
	Number of Warrants	Weighted Average Exercise Price $	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at the beginning of the period	5,381,460	4.41	3,042,521	6.09
Changes during the period:
Issued	2,891,245	1.46	2,978,575	3.16
Exercised	(973,684)	1.90	-	-
Expired	(1,456,979)	5.63	(639,636)	6.58
Warrants outstanding and exercisable at end of the period*	5,842,042	3.06	5,381,460	4.41

Amendment, Consent and Waiver Agreement

In October and November 2022, the Company and certain investors that were parties to the Securities Purchase Agreement of March 2022 (the “SPA”) and the Registration Rights Agreement of March 2022 (the “RRA”), entered into an Amendment, Consent and Waiver Agreement (the “RRA Amendment”). Pursuant to the RRA Amendment, the Company and the investors agreed to an extension of the date for filing the Registration Statement to register the Registrable Securities (as defined in the RRA) to April 3, 2023 and the effective date of such Registration Statement as provided for in the RRA Amendment; and (to) waive any potential damages or claims under the RRA with respect to the Company’s obligations under the RRA or SPA and release the Company therefrom. In consideration for such consent, agreement, waiver and release, the Company agreed to issue additional warrants to purchase an aggregate of 215,502 shares of Common Stock to the investors (the “Additional PIPE Warrants”) and such Additional PIPE Warrants shall have an exercise price of $2.50 per share of Common Stock, be exercisable beginning six months and one day after the applicable effective date and ending 36 months after the applicable effective date and be in the same form as the original Warrants issued pursuant to the SPA.

c.	Purchase of Mida Biotech BV

During February 2022, pursuant to the joint venture agreement between the Company and Mida Biotech BV (“Mida”), the Company purchased all the issued shares of Mida for a consideration of $100 thousand. In lieu of cash, the consideration was paid via 29,940 Company shares of Common Stock issued to Mida Biotech BV’s shareholders. In connection with the acquisition of Mida, the Company issued 29,940 Common Stock to Mida’s shareholders.

NOTE 7 – PROPERTY, PLANTS AND EQUIPMENT

The following table represents the components of property, plants and equipment:

	December 31,
	2023	2022
	(in thousands)
Cost:
Production facility	$55	$3,944
Office furniture and computers	242	589
Lab equipment	1,061	4,811
Advance payment	692	17,442
Subtotal	2,050	26,786
Less – accumulated depreciation	(575)	(3,952)
Total	$1,475	$22,834

Depreciation expense for the years ended December 31, 2023 and December 31, 2022 were $839 thousand and $1,067 thousand, respectively.

Property, plants and equipment, net by geographical location were as follows:

	December 31,
	2023	2022
	(in thousands)

Belgium	$29	$1,095
Greece	-	858
Netherlands	289	380
Korea	-	466
Israel	56	2,284
U.S.	1,101	17,751
Total	$1,475	$22,834

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2023 and 2022 are as follows:

(in thousands)
Goodwill as of December 31, 2021	$8,403
Translation differences	(216)
Goodwill as of December 31, 2022	$8,187
Deconsolidation of Octomera	(6,815)
Translation differences	(161)
Goodwill as of December 31, 2023	$1,211

Goodwill impairment assessment for the year ended December 31, 2023

As of December 31, 2022, the Company performed an impairment analysis for its reporting units. Based on the Company’s assessment, it was concluded that the fair value of each of the Octomera and Therapies reporting units exceeded their carrying amounts and therefore no goodwill impairment was required. As of December 31, 2023 the fair value of the Therapies reporting unit exceeded its carrying amount and therefore no goodwill impairment was required.

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

Other Intangible Assets

Other intangible assets consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Gross Carrying Amount:
Know How	$-	$2,735
Customer relationships	-	345
Technology	9,340	9,340
Subtotal	9,340	12,420
Less – Accumulated amortization	(1,965)	(2,726)
Net carrying amount of other intangible assets	$7,375	$9,694

Intangible assets amortization expenses were approximately $721 thousand and $911 thousand for the years ended December 31, 2023 and December 31, 2022, respectively.

Estimated aggregate amortization expenses for the five succeeding years ending on December 31st are as follows:

	2024	2025 to 2028
	(in thousands)
Amortization expenses	$612	$2,450

NOTE 9 –LOANS

On July 25, 2023, the Israeli subsidiary received a loan from an offshore investor in the amount of $175. The loan bears 8% annual interest and is repayable on January 1, 2024. The investor lent the subsidiary a further $150 interest free during October and November 2023. In January 2024, the Company and Lender agreed to extend the maturity date of the loan amount to December 31, 2024. The Company awarded warrants to purchase 360,000 of the Company’s Common Stock at a price of $0.85 per share and granted Lender the right to convert any part of the Outstanding amount into Common Stock of the Company at the conversion rate of $0.85 per share.

On August 15, 2023, the Company received a loan from an investor in the amount of $250. The loan bears 8% annual interest and is repayable on January 1, 2024.

During October and November 2023, the Koligo subsidiary received loans in the amount of $60. The loans bear interest at annual interest rates of 10%, and are repayable between November 30, 2023 and January 1, 2024. As of the date of this report, $40 of the outstanding amount had not yet been repaid.

In February 2024, Koligo received a loan from a lender in the amount of the $57 at an annual interest rate of 10%. The loan is repayable by May 1, 2024.

On March 26, 2024, Koligo received a loan from a lender in the amount of $250 at an annual interest rate of 10%. The loan is repayable by June 26, 2024. The Company issued a warrant to the lender for the purchase of 242,719 shares of Common Stock of the Company at an exercise price of $1.03 per share exercisable immediately and expiring on March 26, 2029

During April 2024 Koligo and the Israeli subsidiary received one month 10% annual simple interest loans from offshore investors in the amounts of $175 and $125 respectively. The investors received a total of 375,000 warrants for the purchase of 375,000 shares of Common Stock of the Company at an exercise price of $0.80 per share exercisable immediately and expiring on October 6, 2024.

NOTE 10 – CONVERTIBLE LOANS

a.	Long-Term Convertible Loans

The tables below summarize the Company’s outstanding convertible loans as of December 31, 2023 and December 31, 2022 respectively:

Principal	Issuance Date	Current Interest Rate	Current Maturity	Current Conversion Price of loan into equity
Amount	(Year)%		(Year)	$
Convertible Loans Outstanding as of December 31, 2023
$750	2018	10%	2026	2.50
1,500	2019	10%	2026	2.50
100	2019	8%	2024	2.50
5,000	2019	10%	2026	2.50
100	2020	8%	2024	7.00
5,000	2022	10%	2026	2.50
1,150	2022	6%	**2023	4.50
5,000	2023	8%	2026	2.46
735	2023	8%	2024	*
$19,260

*	See Koligo convertible loan agreement below.
**	Was not yet paid by December 31, 2023.

Convertible Loans Outstanding as of December 31, 2022

$750	2018	2%	2023	7.00
1,600	2019	8%	2024	7.00
5,000	2019	6%	2023	7.00
100	2020	8%	2023	7.00
8,000	2022	10%	2024	2.50
1,150	2022	6%	2023	4.50
$16,600

Convertible Loans repaid during the year ended December 31, 2023

Principal Amount	Issuance Year	Interest Rate	Maturity Period	Exercise Price
3,000	2022	10%	1	$2.5

Convertible Loans repaid during the year ended December 31, 2022

Principal Amount	Issuance Year	Interest Rate	Maturity Period	Exercise Price
150	2019	8%	2.5	$7
50	2019	6%	3	7
150	2020	8%	2.5	7
1,950	2019	6%-8%	3	4.5-7
2,300

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

If prior to December 31, 2023, the Borrower issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Borrower of at least $5,000 (excluding conversion of the Loan Amount) (a “Qualified Financing”), then the outstanding principal amount of the Loan Amount, and any and all accrued but unpaid interest thereon (collectively, the “Outstanding Amount”), will automatically convert into such Equity Securities issued pursuant to the Qualified Financing at a price per share equal to fifty percent (50%) of the price per share paid for each share of the Equity Securities purchased for cash by the investors in the Qualified Financing (the “Mandatory Conversion”). The per share price for the Mandatory Conversion shall be calculated on a fully diluted basis (including equity underlying all outstanding options, warrants, and other convertible securities, but excluding the Equity Securities issuable upon the Mandatory Conversion). As of the date of the issue of these financial statements, the Qualified Financing had not occurred.

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

Under the terms of the Koligo Convertible Loan Agreement, the Borrower agreed to use the Loan Amount to fund working capital and ongoing operations and for no other purposes unless the Lender agrees in writing. As of December 31, 2023, Koligo received $735 under the Koligo Convertible Loan Agreement.

In January 2024, the Company and Lender agreed to extend the maturity date of the loan amount to December 31, 2026. The Company awarded warrants to purchase 840,000 of the Company’s Common Stock at a price of $0.85 per share, and granted Lender the right to convert any part of the Outstanding amount into Common Stock of the Company at the conversion rate of $0.85 per share.

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

As of the date of this report, no part of the Loan was received, and was therefore not reflected in the Consolidated Balance sheet of December 31, 2023.

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

On March 6, 2024, the Israeli subsidiary and Koligo each received loans in the amount of $37.5 from offshore lenders. The loans bear 10% annual interest and are repayable on June 7, 2024. The lenders will each have the right to convert the entire amount of the unpaid portion of the loan into Common Stock of the Company at the conversion rate of $1.03 per share.

NOTE 11 – LEASES

The Company leases research and development facilities, equipment and offices under finance and operating leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate.

The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimated the incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Manufacturing facilities

The Company leases space for its manufacturing facilities under operating lease agreements. The leasing contracts are for a period of 5 years ..

Research and Development facilities

The Company leases space for its research and development facilities under operating lease agreements. The leasing contracts are for a period of 3 years .

Offices

The Company leases space for offices under operating leases. The leasing contracts are valid for terms of 5 years .

Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	December 31,
	2023	2022
Assets
Operating Leases
Operating lease right-of-use assets	$351	$2,304

Finance Leases
Property, plants and equipment, gross	89	222
Accumulated depreciation	(65)	(68)
Property and equipment, net	$24	$154

Liabilities
Current liabilities
Current maturities of operating leases	$216	$542
Current maturities of long-term finance leases	$18	$60

Long-term liabilities
Non-current operating leases	$96	$1,728
Long-term finance leases	$4	$95

Weighted Average Remaining Lease Term
Operating leases	1.1 years	4.7 years
Finance leases	1.2 years	2.4 years
Weighted Average Discount Rate
Operating leases	7.5%	8.0%
Finance leases	2.0%	6.4%

Lease Costs

The table below presents certain information related to lease costs and finance and operating leases:

	Years ended December 31,
	2023	2022

Operating lease cost:	$561	546

Finance lease cost:
Amortization of leased assets	46	43
Interest on lease liabilities	5	7
Total finance lease cost	$51	50

The table below presents supplemental cash flow information related to lease:

	Years ended December 31,
	2023	2022
	(in Thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating leases	$573	$559
Finance leases	$44	$43

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$752	$432
Finance leases	-	136

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Finance Leases
Year ended December 31,
2024	$231	$18
2025	99	4
2026	-	-
2027	-	-
2028	-	-
Thereafter	-	-
Total minimum lease payments	330	22
Less: amount of lease payments representing interest	(18)	-
Present value of future minimum lease payments	312	22
Less: Current leases obligations	(216)	(18)
Long-term leases obligations	$96	$4

Operating lease right-of-use assets by geographical location were as follows:

	December 31,
	2023	2022
	(in thousands)

Greece	$-	$1,368
Korea	-	218
Israel	292	580
U.S.	59	138
Total	$351	$2,304

NOTE 12 – COMMITMENTS AND LICENSE AGREEMENTS

See Note 13 for additional commitments related to Collaborations.

a.	Tel Hashomer Medical Research, Infrastructure and Services Ltd (“THM”)

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
3)	An annual license fee of $15, which commenced on January 1, 2012 and shall be paid once every year thereafter. The annual fee is non-refundable, but it shall be paid each year against the royalty noted above, to the extent that such are payable, during that year; and
4)	Milestone payments as follows:

a.	$50 on the date of initiation of Phase I clinical trials in human subjects;
b.	$50 on the date of initiation of Phase II clinical trials in human subjects;
c.	$150 on the date of initiation of Phase III clinical trials in human subjects;
d.	$750 on the date of initiation of issuance of an approval for marketing of the first product by the FDA; and
e.	$2 million when worldwide net sales of Products (as defined in the agreement) have reached the amount of $150 million for the first time, (the “Sales Milestone”).

As of December 31, 2023, the Israeli Subsidiary had not reached any of these milestones.

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

(1) On November 17, 2014, the Belgian Subsidiary received the formal approval from the DGO6 for a Euro 2 million ($2.4 million) support program for the research and development of a potential cure for Type 1 Diabetes. The financial support was composed of Euro 1.085 million (70% of budgeted costs) grant for the industrial research part of the research program and a further recoverable advance of Euro 930(60% of budgeted costs) of the experimental development part of the research program. In December 2014, the Belgian Subsidiary received advance payment of Euro 1.209 million under the grant. The grants are subject to certain conditions with respect to the Belgian Subsidiary’s work in the Walloon Region. In addition, the DGO6 is also entitled to a royalty upon revenue being generated from any commercial application of the technology. In 2017 the Company received by the DGO6 final approval for Euro 1.8 million costs invested in the project out of which Euro 1.2 million funded by the DGO6. As of December 31, 2023, the Company repaid to the DGO6 a total amount of approximately $167 in recoverable grants and an amount of $243was recorded in advance payments on account of grant.

(2) In April 2016, the Belgian Subsidiary received the formal approval from DGO6 for a Euro 1.3 million ($1.5 million) support program for the development of a potential cure for Type 1 Diabetes. The financial support was awarded to the Belgium Subsidiary as a recoverable advance payment at 55% of budgeted costs, or for a total of Euro 717($800). The grant will be paid over the project period. The Belgian Subsidiary received advance payment of Euro 438 ($537). Up through December 31, 2023, an amount of Euro 438 ($537) was recorded as deduction of research and development expenses and an amount of Euro 74was recorded as advance payments on account of grant. This program was terminated in December 2023.

(3) On October 8, 2016, the Belgian Subsidiary received the formal approval from the DGO6 for a Euro 12.3 million ($12.8 million) support program for the GMP production of AIP cells for two clinical trials that will be performed in Germany and Belgium. The project was to have been conducted during a period of three years commencing January 1, 2017, and is currently on hold pending approval for an extension. The financial support is awarded to the Belgium subsidiary at 55% of budgeted costs, a total of Euro 6.8 million ($7 million). The grant will be paid over the project period. On December 19, 2016, the Belgian Subsidiary received a first payment of Euro 1.7 million ($2 million).

(4) In December 2020, the Belgian Subsidiary received the formal approval from DGO6 for a Euro 2.9 million ($3.5 million) support program for research on Dermatitis Treatments and Wound Healing Using Cell Regenerative Technologies. The financial support was awarded to the Belgium Subsidiary as a recoverable advance payment at 60% of budgeted costs, or for a total of Euro 1.7 million ($2.1 million). The grant will be paid over the project period. The Belgian Subsidiary received advance payments of Euro 301($366) in 2020 and of Euro 392 ($445) in 2021. The research program started in 2021. Up through December 31, 2023, an amount of Euro 965($1.047) was recorded in research and development expenses and have been submitted for approval to the Walloon region.

c.	Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”)

On September 9, 2015, the Israeli Subsidiary entered into a pharma Cooperation and Project Funding Agreement (CPFA) with BIRD and Pall Corporation, a U.S. company. BIRD awarded a conditional grant of up to $400 each (according to terms defined in the agreement), for a joint research and development project for the use of Autologous Insulin Producing (AIP) Cells for the Treatment of Diabetes (the “Project”). Company received a total of $299 under the grant. The project was completed in 2019. The grant is to be repaid at the rate of 5% of gross sales generated from the Project. To date no sales have been generated.

d.	Korea-Israel Industrial Research and Development Foundation (“KORIL”)

On May 26, 2016, the Israeli Subsidiary and the Orgenesis Korean (an Octomera subsidiary), entered into a pharma Cooperation and Project Funding Agreement (CPFA) with KORIL. KORIL will make a conditional grant of up to $400 to each company (according to terms defined in the agreement), for a joint research and development project for the use of AIP Cells for the Treatment of Diabetes (the “Project”). The Project started on June 1, 2016. The project was completed in 2021. The grant is to be repaid at the yearly rate of 2.5% of gross sales. To date no sales have been generated. As of December 31, 2023, the Israeli Subsidiary and the Orgenesis Korea received $597 under the grant.

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

As of December 31, 2023, OBI had received a total amount of $425 under the grant and the project was completed. The grant is to be repaid at the yearly rate of 5% of gross sales. To date no sales have been generated.

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

Effective April 2, 2019, the Company and Columbia entered into an Exclusive License Agreement (the “Columbia License Agreement”) whereby Columbia granted to the Company an exclusive license to discover, develop, manufacture, sell, and otherwise distribute certain product in the field of cancer therapy. In consideration of the licenses granted under the Columbia License Agreement, the Company shall pay to Columbia (i) a royalty of 5% of net sales of any product sold which incorporates a licensed Columbia patent and (ii) 2.5% of net sales of other products. In addition, the Company shall pay a flat $100 fee to Columbia upon the achievement of each regulatory milestone. As of December 31, 2023, no royalty incurring sales were made.

g.	Regents of the University of California

In December 2019, the Company and the Regents of the University of California (“University”) entered into a joint research agreement in the field of therapies and processing technologies according to an agreed upon work plan. According to the agreement, the Company will pay the University royalties of up to 5% (or up to 20% of sub-licensing sales) in the event of sales that includes certain types of University owned IP. As of December 31, 2023, no royalty incurring sales were made.

h.	Caerus Therapeutics Inc

In October 2019, the Company and Caerus Therapeutics (“Caerus”), a Virginia company, concluded a license agreement whereby Caerus granted the Company an exclusive license to all Caerus IP relating to Advance Chemeric Antigen Vectors for Targeting Tumors for the development and/or commercialization of certain licensed products. In consideration for the License granted to the Company under this Agreement, the Company shall pay Caerus annual maintenance fees and royalties of sales of up to 5% and up to 18% of sub-license fees. As of December 31, 2023, no royalty incurring sales were made.

i.	Tissue Genesis LLC

Included in the Koligo acquisition of 2020 were the assets of Tissue Genesis LLC. The Company is committed to paying the previous owners of Tissue Genesis LLC or their assignees up to $500 upon the achievement of certain performance milestones and earn-out payments on future sales provided that in no event will the aggregate of the earn-out payments exceed $4 million. To date, no performance milestones have been reached.

j.	University of Louisville research foundation (“ULRF”)

Koligo had exclusively licensed patents and technology from the ULRF related to the revascularization and 3D printing of cell and tissue for transplant (“ULRF licensed products”). The Company is committed to utilizing commercial reasonable efforts to achieving certain milestones regarding the ULRF licensed products.

k.	Savicell

During 2021, the Company and Savicell Ltd (“Savicell”) entered into a collaboration agreement (the “Savicell Agreement”) to collaborate in the evaluation, continued development, validation, and use of Savicell’s platform designed for the early detection and diagnosis of diseases and conditions and for quality control and monitoring purposes, in conjunction with the Company’s systems. Pursuant to the Savicell Agreement, the Company will provide to Savicell funding for the performance of certain tasks agreed upon by the parties in a work plan. In consideration for such funding, Savicell will supply the Company with products developed under the Savicell Agreement at preferential rates and grant to the Company a worldwide exclusive licence to sell such products in the Company’s point-of-care network of hospitals, clinics and institutions for quality control and monitoring of manufacturing and processing of autologous immune cells manipulated by cell and gene therapies. The Company will be required to pay a 10% royalty for all gross sales of such products developed under the Savicell Agreement. As of December 31, 2023, no royalty incurring sales were made.

l.	Stromatis Pharma

During 2021, the Company and Stromatis Pharma Inc. (“Stromatis”) entered into a Collaboration and Sublicense Agreement (the “Stromatis Agreement”) to collaborate in refining methods for GMP manufacturing of CAR-T/CAR-NK CT109; and the development and validation of the Stromatis technology as it relates to the CAR-T/CAR-NK CT109 antibody up to and inclusive of filing of Investigational New Drug Application relating to Stromatis’ CAR-T/CAR-NK CT109 antibody (“Licensed Product”), in accordance with the agreed project plan (“Project”). The Company will fund the Project by providing Stromatis an amount of $1.2 million such funding to be provided based on approved projects. Stromatis will grant the Company certain perpetual, irrevocable royalty free and fully paid-up exclusive rights to manufacture, process and supply the Licensed Product (“Manufacturing Rights”) and perpetual, irrevocable, royalty bearing exclusive rights to market and sell and offer for sale the Licensed Product within the Company’s point of care network (“Marketing Rights”). As of December 31, 2023, no royalty incurring sales were made.

Stromatis has the option to convert the exclusive Manufacturing Rights to non-exclusive rights subject to repayment by Stromatis of an amount equal to funding provided by the Company and an additional payment by Stromatis of an ongoing revenue share of five percent (5%) of revenues of any kind received by Stromatis or its affiliates from the sale or transfer of Licensed Products or license of rights under the licensed technology in relation to the Licensed Products. The Company shall pay Stromatis in consideration for the Marketing Rights and royalties equal to 12% of net revenues of Licensed Products received by the Company. The Company advanced to Stromatis an initial sum of $500 under the Stromatis Agreement, which was recorded as Cost of revenues, development services and research and development expenses.

m.	Helmholtz Zentrum München Deutsches Forschungszentrum für Gesundheit und Umwelt (GmbH)) (“HMGU”)-

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

n.	License and research agreement with Yeda Research and Development Company Limited

On January 25, 2022, the Company and Yeda Research and Development Company Limited (“Yeda”), an Israeli company, entered into a license and research agreement. No royalty bearing sales were made and the Company terminated this agreement during 2023.

o.	European Innovation Council and SMEs Executive Agency (“EISMEA”)

During the year ended December 31, 2022, the Dutch Subsidiary, together with a consortium of other entities (“Consortium”) and EISMEA entered into a grant funding agreement for the funding of the development of an artificial intelligence guided microfluidic device that standardizes the GMP production of autologous induced pluripotent stem cells (iSPSCs) at greatly reduced costs (“iPSC project”). The total grant amount is Euro 3.999 million of which the Dutch subsidiary is eligible to receive up to Euro 1.179 million. The project started on September 1, 2022 and is expected to end on August 31, 2026. The Dutch subsidiary is the consortium leader for the iPSC project. During the year ended 31 December 2022, the subsidiary received initial working capital in the amount of Euro 1.920 million of which Euro 1.338 million was received on behalf of the other members of the Consortium and recorded in restricted cash, and Euro 582 for the use of the subsidiary as per the grant agreement. As at December 31, 2023, the restricted cash related to the iPSC project was $184. During the year ended December 31, 2023, the Company recognized grant income of $259 which was offset against research and development expenses.

p.	Walloon region ATMP PIT

In December 2023, the Belgian Subsidiary received Euro 738 ($801) as an advance grant from the Walloon region ATMP PIT for the Exofasttrack project. This project is focused on manufacturing, loading, analytical methods, and quality control of Therapeutic Exosomes. The amount was recorded in advance payments on account of grant.

NOTE 13 – COLLABORATIONS

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

b.	Revised and restated joint venture agreements

In January 2023the Company entered into updated joint venture (JV) agreements (JVAs) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to the Company. Texas AT will receive the Company’s option to require the incorporation of the JV entity, Company’s share in the JV Entity, if and when the latter are incorporated, an option to invest additional funding in the JV Entity, and board and veto rights on certain critical decisions in the JV Entity. The Company has retained the call option to acquire the JV partner’s share in the JVE, to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity.  Pursuant to the JVAs, the Company will no longer be entitled to the additional share of fifteen percent of the JVE’s GAAP profit after tax granted as per the previous version of the JVAs. The Company also has no further obligation to provide any additional funding to the JV entities. As of December 31, 2023, no JV entities were incorporated pursuant to the JVAs.

c.	Mircod

On July 25, 2023, the Company and Mircod LLC (“Mircod”) entered into a settlement and release agreement pursuant to which they agreed to terminate the joint venture and loan agreement between themselves. Also, pursuant to the agreement, Mircod agreed to deliver all the related deliverables to the Company, and the Company agreed to pay Mircod consideration in the amount of $1,000, of which half will be paid in cash, and one half in Orgenesis shares, upon receipt of the deliverables. As of December 31, 2023, Mircod invoiced the Company $300 in respect of deliverables that it claims were delivered and this amount is included in accounts payable.

d.	Sub-license agreement

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
3)	subject to the fulfilment of certain conditions and milestones, none of which have been fulfilled to date, the Sub-licensee Owner was granted a put option to cause the Company to purchase his equity interest in Sub-licensee at a valuation to be determined by a third-party valuation firm of not less than $8,000 unless agreed otherwise by the parties to the option.

The Company has received $215 from Sub-licensee as an advance on account of future license fees. No milestones have been completed to date.

e.	Deep Med Joint Venture agreement (JVA)

In November 2021, Deep Med IO Ltd (“Deep Med”) and Company entered into a JVA. The Parties agreed to collaborate in the development and commercialization of an AI-powered system to be used in the manufacturing and/or quality control of CGTs. The Company has the right to finance its activities under the Deep Med JVA by procuring services, advancing funds under a convertible loan agreement, or by an equity investment. The Deep Med convertible loan bears interest at the annual rate of 6% and is repayable after 5 years. The Company has the right to convert its holdings under the loan into shares of Deep Med, or into shares of the Deep Med JV entity once established. During twelve months ended December 31, 2022, the Company transferred $1.9 million to Deep Med as part of its commitment under the Deep Med JVA. The Company recorded the amounts paid to Deep Med under the Deep Med JVA as research and development expenses under ASC 730. During the twelve months ended December 31, 2023, the Company and Deep Med suspended all work under the work plan pending further discussions.

NOTE 14 –LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Years ended December 31,
	2023	2022
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc	$55,361	$14,889
Weighted average number of common shares outstanding	29,007,869	25,096,284
Net loss per share	$1.91	$0.59

For the year ended December 31, 2023, and December 31, 2022, all outstanding convertible notes, options, RSUs and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 7,904,416 shares underlying outstanding options, RSUs and warrants and 7,157,753 shares upon conversion of convertible loans for the year ended December 31, 2023, because the effect of their inclusion in the computation would be anti-dilutive. Diluted loss per share does not include 6,753,539 shares underlying outstanding options and warrants and 3,097,691 shares upon conversion of convertible loans for the year ended December 31, 2022, because the effect of their inclusion in the computation would be antidilutive.

NOTE 15 – STOCK-BASED COMPENSATION

a.	Global Share Incentive Plan

The Company’s stockholders have approved the 2017 Equity Incentive Plan (the “2017 Plan”) under which, the Company had reserved a pool of 3,000,000 shares of the Company’s common stock, which may be issued at the discretion of the Company’s board of directors from time to time. Under this Plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with the vesting schedule that will be determined by the Company’s board of directors for each grant. The maximum contractual life term of the options is 10 years. As of December 31, 2023, total options available for grants under this plan are 301,991.

On May 23, 2012, the Company’s board of directors adopted the Global Share Incentive Plan 2012 (the “2012 Plan”) under which, the Company had reserved a pool of 1,000,000 shares of the Company’s common stock, which may be issued at the discretion of the Company’s board of directors from time to time. Under this plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with the vesting schedule that will be determined by the Company’s board of directors for each grant. The maximum contractual life term of the options is 10 years. As of December 31, 2023, total options available for grants under this plan are 191,142.

b.	Options Granted to Employees and Directors

Below is a table summarizing all of the options grants to employees and Directors made during the years ended December 31, 2023, and December 31, 2022:

	Year Ended	No. of options granted	Exercise price	Vesting period	Fair value at grant (in thousands)	Expiration period
Employees	December 31, 2023	318,000	$0.45-$1.36	51% Quarterly over a period of two years and the rest quarterly over a period of four years	148	10 years

Directors	December 31, 2023	84,650	$0.45	On the one-year anniversary	26	10 years

Employees	December 31, 2022	440,250	$2-$2.01	Quarterly over a period of two years	$559	10 years

Directors	December 31, 2022	84,650	1.86	On the one-year anniversary	$100	10 years

The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on the historical volatility of the Company, by statistical analysis of the weekly share price for past periods based on expected term. The expected option term is calculated using the simplified method, as the Company concludes that its historical share option exercise experience does not provide a reasonable basis to estimate its expected option term. The fair value of each option grant is based on the following assumptions:

	Years Ended December 31,
	2023	2022
Value of one common share	$0.45-$1.36	$1.86-$2.01
Dividend yield	0%	0%
Expected stock price volatility	70%-80%	70%-71%
Risk free interest rate	3.9%-4.28%	3.61%-3.85%
Expected term (years)	5.5-6.06	5.5-5.56

A summary of the Company’s stock options granted to employees and directors as of December 31, 2023 and December 31, 2022 is presented below:

	Years Ended December 31
	2023		2022
	Number of Options	Weighted Average Exercise Price $	Number of Options		Weighted Average Exercise Price $
Options outstanding at the beginning of the period	3,035,465	4.17	3,210,005		4.05
Changes during the period:
Granted	402,650	0.64	524,900		1.98
Exercised*	-	-	(510,017)		0.01
Expired	(178,837)	4.92	(125,426)		8.8
Forfeited	(231,809)	1.04	(63,997	)-	4.13
Options outstanding at end of the period	3,027,469	3.89	3,035,465		4.17
Options exercisable at end of the period	2,740,382	4.18	2,565,919		4.51

*	During the year ended December 31, 2022, the Company received $6 thousand from the exercise of employee options for the purchase of 510,017 shares of the Company’s Common Stock at a weighted average price of $0.012.

The following table presents summary information concerning the options granted and exercisable to employees and directors outstanding as of December 31, 2023 (in thousands, except per share data):

Exercise Price $	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $	Number of Exercisable Options	Aggregate Exercisable Options Value $
			(in thousands)		(in thousands)
0.0012	230,189	0.64	115	230,189	-
0.45	149,150	9.97	7	-	-
1.86	84,650	8.99	-	84,650	157
2.89	84,650	7.96	-	84,650	245
2	321,878	7.67	-	249,566	499
2.01	71,563	8.29	-	38,563	78
2.96	47,250	5.03	-	47,250	140
2.99	401,950	5.69	-	401,950	1,202
3.14	2,500	5.91	-	2,500	8
4.5	22,500	4.86	-	22,500	101
4.6	140,800	6.96	-	140,800	648
4.7	6,250	6.03	-	6,250	29
4.8	483,337	2.94	-	483,337	2,320
5.02	42,625	4.60	-	42,625	214
5.07	49,500	5.19	-	49,500	251
5.1	32,500	4.51	-	32,500	166
5.12	97,375	6.40	-	97,375	499
5.99	312,050	4.47	-	312,050	1,868
6	16,667	0.59	-	16,667	100
6.84	12,000	6.38	-	12,000	82
7.2	83,334	3.43	-	83,334	600
8.36	250,001	4.50	-	250,001	2,090
8.91	15,000	4.46	-	15,000	134
	3,027,469	5.23	122	2,740,382	11,462

Costs incurred with respect to stock-based compensation for employees and directors for the years ended December 31, 2023 and December 31, 2022 were $485 thousand and $917 thousand, respectively. As of December 31, 2023, there was $206 thousand of unrecognized compensation costs related to non-vested employees and directors stock options, to be recorded over the next 3.75 years.

c.	Options Granted to Consultants and service providers

Below is a table summarizing all the compensation granted to consultants and service providers during the years ended December 31, 2023 and December 31, 2022:

	Year of grant	No. of options granted	Exercise price	Vesting period	Fair value at grant (in thousands)	Expiration period
Non-employees	2023	8,335	$1.36	Annually over a period of five years	$9	10 years
Non-employees	2022	28,335	$2	Quarterly over a period of two years	$48	10 years

The fair value of options granted during 2023 and 2022 to consultants and service providers, was computed using the Black-Scholes model. The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on the historical volatility of the Company, by statistical analysis of the weekly share price for past periods based on the expected term period, the expected term is the contractual term of each grant. The underlying data used for computing the fair value of the options are as follows:

	Years Ended December 31,
	2023	2022
Value of one common share	$1.36	$2
Dividend yield	0%	0%
Expected stock price volatility	80%	84%
Risk free interest rate	4.07%	3.6%-3.61%
Expected term (years)	10	10

A summary of the Company’s stock options granted to consultants and service providers as of December 31, 2023, and December 31, 2022 is presented below:

	Years Ended December 31,
	2023		2022
	Number of Options	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $
Options outstanding at the beginning of the year	517,175	4.88	547,691	5.89
Changes during the year:
Granted	8,335	1.36	28,335	2.00
Expired	(23,334)	6.04	(58,851)	12.85
Forfeited	(235,109)	4.42	-	-
Options outstanding at end of the year	267,067	5.07	517,175	4.88
Options exercisable at end of the year	206,062	5.71	453,005	5.11

The following table presents summary information concerning the options granted and exercisable to consultants and service providers outstanding as of December 31, 2023 (in thousands, except per share data):

Exercise Price $	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $	Number of Exercisable Options	Aggregate Exercisable Options Value $
			(in thousands)		(in thousands)
2	28,335	8.46	-	-	-
2.96	7,500	7.96	-	7,500	22
2.99	20,000	6.22	-	20,000	60
4.09	25,000	5.76	-	25,000	102
4.42	5,125	3.93	-	5,125	23
4.5	13,335	5.53	-	5,000	23
4.6	20,000	6.96	-	4,000	18
4.8	8,334	2.94	-	8,334	40
5.07	5,000	5.19	-	5,000	25
5.3	15,000	4.70	-	15,000	80
5.99	16,670	4.81	-	16,670	100
6.84	7,500	6.38		7,500	51
7	70,000	5.83		70,000	490
8.34	8,600	4.52		8,600	72
8.43	8,333	4.05		8,333	70
	267,067	6.03		206,062	1,176

Costs incurred with respect to options granted to consultants and service providers for the years ended December 31, 2023 and December 31, 2022 were $63 and $64, respectively. As of December 31, 2023, there was $61 of unrecognized compensation costs related to non-vested consultants and service providers, to be recorded over the next 2.03 years.

d.	Restricted Stock Units (“RSUs”) Granted to Employees

Below is a table summarizing all the RSUs grants to employees and made during the years ended December 31, 2023:

	Year Ended	No. of options granted	Vesting period	Fair value at grant (in thousands)
Employees	December 31, 2023	142,000	Quarterly over a period of two years	$50

The fair value of each RSUs grant is estimated based on the market value of the underlying stock at the date of grant.

A summary of the Company’s RSUs granted to employees as of December 31, 2023 is presented below:

Years Ended December 31
2023
Number of RSUs
Options outstanding at the beginning of the period	-
Changes during the period:
Granted	142,000
Expired	-
Forfeited	-
Options outstanding at end of the period	142,000

The following table presents summary information concerning the options granted and exercisable to employees and directors outstanding as of December 31, 2023 (in thousands, except per share data):

Number of Outstanding RSUs	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $	Number of Exercisable RSUs	Aggregate Exercisable RSUs Value $
		(in thousands)		(in thousands)
142,000	9.99	71	-	-

No costs incurred with respect to RSUs compensation for employees for the years ended December 31, 2023. As of December 31, 2023, there was $50 of unrecognized compensation costs related to non-vested employees RSUs, to be recorded over the next 2.26 years.

NOTE 16 – TAXES

a.	Corporate taxation in the U.S.

The corporate U.S. Federal Income tax rate applicable to the Company and its US subsidiaries is 21%.

As of December 31, 2023, the Company has an accumulated tax loss carryforward of approximately $36 million (as of December 31, 2022, approximately $22 million).

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

The Israeli Subsidiaries are taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2023 and 2022 are 23%.

As of December 31, 2023, the Israeli Subsidiary has an accumulated tax loss carryforward of approximately $10 million (as of December 31, 2022, approximately $10 million). Under the Israeli tax laws, carryforward tax losses have no expiration date.

c.	Corporate taxation in Belgium

The Belgian Subsidiary is taxed according to Belgian tax laws. The corporate tax rates applicable to 2023, 2022 are 25%.

As of December 31, 2023, the Belgian Subsidiary has an accumulated tax loss carryforward of approximately $8 million (€ 7 million), (as of December 31, 2022 $7 million). Under the Belgian tax laws there are limitation on accumulated tax loss carryforward deductions of Euro 1 million per year.

e.	Deferred Taxes

The following table presents summary of information concerning the Company’s deferred taxes as of the years ending December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
	(U.S. dollars in thousands)
Deferred tax assets (liabilities), net:
Net operating loss carry forwards	$12,331	$10,387
Research and development expenses	3,932	1,893
Equity compensation	1,563	1,616
Employee benefits	70	191
Property, plants and equipment	(26)	(55)
Leases asset	66	191
Lease liability	(67)	(132)
Loans	-	50
Partnership Investment	8,627	2,582
Intangible assets	(1,629)	(2,252)
Bad debt allowance	575	-
Other	1,088	385
	26,530	14,856

Valuation allowance	(26,530)	(14,753)
Net deferred tax liabilities	$-	$103

Realization of deferred tax assets is contingent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards losses are expected to be available to reduce taxable income. As the achievement of required future taxable income is not considered more likely than not achievable, the Company and all its subsidiaries have recorded full valuation allowance.

The changes in valuation allowance are comprised as follows:

	December 31,
	2023	2022
	(U.S dollars in thousands)
Balance at the beginning of year	$(14,753)	$(12,805)
Deconsolidation of Octomera	1,252	-
Change during the year	(13,029)	(1,948)
Balance at end of year	$(26,530)	$(14,753)

f.	Reconciliation of the Theoretical Tax Expense to Actual Tax Expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for valuation allowance with respect to tax benefits from carry forward tax losses.

g.	Uncertain Tax Provisions

ASC Topic 740, “Income Taxes” requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. As of December 31, 2023, the Company has not accrued a provision for uncertain tax positions.

NOTE 17 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Years Ended December 31,
	2023	2022
	(in thousands)
Revenue stream:
POCare development services	$-	$14,894
Cell process development services and hospital services	515	11,212
POCare cell processing	-	9,919
License fees	15	-
Total	$530	$36,025

A breakdown of the revenues per customer what constituted at least 10% of revenues is as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Revenue earned:
Customer A (United States)	280	-
Customer B (United States)	90	-
Customer C (United States)	130	-
Customer D (Greece)	-	8,936
Customer E (United States)	-	8,316
Customer F (United Arab Emirates)	-	5,271
Customer G (Korea)	-	3,873

Contract Assets and Liabilities

Contract assets are mainly comprised of accounts receivable net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for accounts receivable is comprised of:

	Years Ended December 31,
	2023	2022
	(in thousands)

Balance as of beginning of period	$36,183	$15,245
Deconsolidation of Octomera	(5,985)	-
Business combination TLABS	-	(1,339)
Additions	560	35,103
Collections	(6,230)	(12,728)
Allowances for credit losses	(24,388)
Exchange rate differences	(52)	(98)
Balance as of end of period	$88	$36,183

The activity of the related party included in the accounts receivable activity above is comprised of:

Years Ended December 31,
2022

Balance as of beginning of period	$1,972
Additions	1,284
Collections	(1,070)
Ceased to be a related party	(2,186)
Balance as of end of period	$-

The activity for contract liabilities is comprised of:

	Years Ended December 31,
	2023	2022
	(in thousands)

Balance as of beginning of period	$70	$59
Deconsolidation of Octomera	(106)	-
Additions	236	11
Balance as of end of period	$200	$70

NOTE 18 – COST OF DEVELOPMENT SERVICES AND RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended December 31,
	2023	2022
	(in thousands)

Salaries and related expenses	$4,800	$11,206
Stock-based compensation	210	616
Subcontracting, professional and consulting services	3,662	5,655
Lab expenses	377	2,685
Depreciation expenses	312	1,017
Other research and development expenses	1,542	6,010
Less – grant	(280)	(123)
Total	$10,623	$27,066

NOTE 19 – FINANCIAL EXPENSES, NET

	Years Ended December 31,
	2023	2022
	(in thousands)
Interest expense on convertible loans	$2,167	$1,824
Foreign exchange loss, net	325	145
Other expense	7	2
Total	$2,499	$1,971

NOTE 20 – RELATED PARTIES TRANSACTIONS

a.	Related Parties presented in the consolidated statements of comprehensive loss

	Years ended December 31,
	2023	2022
	(in thousands)
Stock-based compensation expenses to executive officers	$78	$111
Stock-based compensation expenses to Board Members	$99	$152
Compensation of executive officers	$690	$669
Management and consulting fees to Board Members	$380	$380
Revenues from customer	$-	$1,284
Financial income	$-	$126

b.	Related Parties presented in the consolidated balance sheets

	December 31,
	2023	2022
	(in thousands)

Executive officers’ payables	$150	$80
Non-executive directors’ payable	$938	$558

NOTE 21 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against the Company, Orgenesis LTD (“the Israeli Subsidiary”), Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel Hashomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contain know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10,000 to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint, the Plaintiffs filed their response and the parties are now conducting disclosure proceedings in accordance with Israel’s civil regulations. In accordance with Israel’s civil regulations, the parties considered alternative means to resolve at least some of the disputes and have consented to engage the services of a mutually agreeable mediator. The mediation is scheduled to take place in the coming months. According to management’s estimation, since a loss is not considered probable, no provision was made in the financial statements.

On September 6, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, Octomera LLC, Orgenesis Biotech Israel LTD, Theracell Laboratories Private Company and Vered Caplan (collectively, the “defendants”) by Ehud Almon (Plaintiff) for certain finders’ fees and / or royalties related to sales made by an Octomera subsidiary to a Greek entity in the amount of $896K and also for other means of compensation. The Israeli Subsidiary and Vered Caplan filed their statement of defense on January 28, 2024 claiming, inter alia, that the Plaintiff did not serve as a broker, but rather served as the Greek entity’s representative and as such he is not entitled to compensation of any kind from the defendants. It was also clarified that the defendants did not enter into a finder’s agreement with the Plaintiff. Additionally, The Israeli subsidiary and Vered Caplan claimed that the Plaintiff concealed material information from the court, including the signed partnership agreement between the Greek entity’s owner and the Plaintiff, as well as certain criminal charges brought against him in Greece. On February 22, 2024, the Plaintiff filed a request for service of process to deliver the Claim to the Company and the other defendants incorporated outside of Israel. This request was denied on the same day. As such, the Claim has yet to be legally delivered to the defendants incorporated outside of Israel (including the Company). According to management’s estimation, since the likelihood of Plaintiff winning the case is less than fifty percent, no provision was made in the financial statements.

On October 26, 2023, a complaint was filed in the Supreme Court of the State of New York by plaintiffs Southern Israel Bridging Fund Two LP and Mr. Amir Hasidim, against the Company, seeking the payment of $1,150  together with interest in the amount of 6%. In the Complaint plaintiff’s alleged the amount provided to the Company was based on a Convertible Loan Agreement dated May 17, 2022, which provided for a loan amount of $5,000. Notwithstanding the Convertible Loan Agreement, on August 21, 2023, Company sent the plaintiffs an offset notice in light of the plaintiffs’ breach of obligations under the Convertible Loan Agreement and the damages caused to the Company as a result of said breach. The Company counter sued as well, seeking damages for Plaintiff’s breach of contract, fraud and harassment. Accordingly, the Company disputes whether it owes plaintiffs the amount sought in the Complaint.

On November 1, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, and Vered Caplan (collectively, the “defendants”) by Fidelity Venture Capital Ltd. and Dror Atzmon (together – “the Plaintiffs”). The claim is based on two agreements the Company entered into with the Plaintiffs on November 2, 2016: (a) an unsecured convertible note agreements for an aggregate amount of NIS 1 million ($280 thousand).  The loan bears a monthly interest rate of 2% and will mature on May 1, 2017, unless converted earlier and (b) a consultation agreement which awarded the Plaintiffs 800 thousand warrants. The exercise price of the warrants and conversion price were fixed at $0.52 per share (pre-reverse stock split implemented by the Company in November 2017). On April 27, 2017, and November 2, 2017, the Company entered into extension agreements through November 2, 2017 and May 2, 2018, respectively, in connection with the convertible note agreements. In March 2018, the Plaintiffs submitted a notice of their intention to convert into shares the Company’s common stock, the principal amount of the loan, and accrued interest of approximately $383 thousand outstanding. In addition, the Plaintiffs exercised all the warrants awarded in the consultation agreement. In light of the reverse stock split which took place in November 2017, the Company disagreed with the plaintiffs’ calculations regarding the number of issuable shares of Common Stock. The Company responded to the notice and rejected these contentions in their entirety. In April 2018, the Company terminated the agreements based on several claims, including mistake, intentional misrepresentation and bad faith. Therefore, the Company deposited the shares in total amount of 107,985 issued under those agreements and the principal amount and accrued interest of the loan in an escrow account. The deposit of the principal amount and accrued interest presented as restricted cash in the balance sheet as of December 31, 2023. Based on the calculation difference, in their Claim, the Plaintiffs request damages in the amount of NIS 40.14M, and the issuance of 11,869,600 shares of the Company. The defendants have yet to file their statement of defense. According to management’s estimation, since the likelihood of Plaintiff winning the case is less than fifty percent, no provision was made in the financial statements.

On February 14, 2024, following a claim for payment of past salaries due, by employees of Orgenesis Biotech Israel Limited (“OBI”), the district court in Haifa appointed a trustee to run the affairs of OBI with the intention of rehabilitating OBI to be able to operate and pay OBI’s creditors under an arrangement with them.

Except as described above, the Company is not involved in any pending material legal proceedings.

NOTE 22 – SUBSEQUENT EVENTS

Private Placement Offering

On March 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 2,272,719 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.03 per share and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $2.00 per share (collectively, the “Warrants”). The Company received gross proceeds of approximately $2.3 million before deducting related offering expenses. The Offering closed on March 5, 2024.

The Warrants entitle the holders to purchase up to an aggregate of 2,272,719 shares of Common Stock at an exercise price of $1.50 per share and up to an aggregate of 2,272,719 shares of Common Stock at an exercise price of $2.00 per share. The Warrants are exercisable immediately and expire five years from the date of issuance.

Asset purchase agreement

On April 5, 2024, Orgenesis Maryland entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by Orgenesis Maryland of five OMPUL to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to Orgenesis Maryland or third-party lessees designated by Orgenesis. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree will pay Orgenesis Maryland an aggregate purchase price of $8,340 subject to any final adjustment through the verification mechanism as set forth in the Purchase Agreement.

Pursuant to the Agreement, Germfree paid Orgenesis Maryland $750 on February 27, 2024 and $5,538 during April 2024.

Strategic Advisor Agreement

On March 7, 2024 (the “Effective Date”), the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months, subject to earlier termination or extension for an additional 12 months at the request of the advisor. In consideration for such services, the Company agreed to (i) pay such individual $75,000 per quarter, (ii) issue 500,000 shares to such individual on the 90th day after the Effective Date if such individual is providing services to the Company at such time and (iii) issue to such individual warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $1.03, which vests one third on the Effective Date, one third on the 90th day after the Effective Date and one third on the 180th day after the Effective Date.

