Form 10-Q
period 2024-03-31
Orgenesis Inc.
filed 2024-05-20
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 20, 2024, there were 34,430,280 shares of registrant’s common stock outstanding.

ORGENESIS INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets

CURRENT ASSETS:
Cash and cash equivalents	$80	$837
Restricted cash	485	642
Accounts receivable, net of credit losses of $29,760 as of March 31, 2024 ($0 as of December 31, 2023)	245	88
Prepaid expenses and other receivables	1,112	2,017
Receivables from related parties	-	458
Inventory	34	34
TOTAL CURRENT ASSETS	1,956	4,076

NON-CURRENT ASSETS:
Deposits	$255	$38
Investments in associates	8	8
Property, plant and equipment, net	16,404	1,475
Intangible assets, net	8,950	7,375
Operating lease right-of-use assets	1,804	351
Goodwill	1,211	1,211
Other assets	332	18
TOTAL NON-CURRENT ASSETS	28,964	10,476
TOTAL ASSETS	$30,920	$14,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Liabilities net of (Capital Deficiency)

CURRENT LIABILITIES:
Accounts payable	$13,707	$6,451
Accounts payable related Parties	2,697	133
Accrued expenses and other payables	4,106	2,218
Income tax payable	786	740
Employees and related payables	1,529	1,079
Other payable related parties	-	52
Advance payments on account of grant	2,695	2,180
Short-term loans	626	650
Current maturities of finance leases	65	18
Current maturities of operating leases	476	216
Short-term and current maturities of convertible loans	2,344	2,670
TOTAL CURRENT LIABILITIES	29,031	16,407

LONG-TERM LIABILITIES:
Non-current operating leases	$1,274	$96
Loans payable	2,696	-
Convertible loans	20,336	18,967
Retirement benefits obligation	98	-
Finance leases	14	4
Contingent liability (see note 4)	4,643	-
Other long-term liabilities	377	61
TOTAL LONG-TERM LIABILITIES	29,438	19,128
TOTAL LIABILITIES	58,469	35,535

CAPITAL DEFICIENCY:
Common stock of $0.0001 par value: Authorized at March 31, 2024 and December 31, 2023: 145,833,334 shares; Issued at March 31, 2024 and December 31, 2023: 34,625,349 and 32,163,630 shares, respectively; Outstanding at March 31, 2024 and December 31, 2023: 34,338,782 and 31,877,063 shares, respectively.	4	3
Additional paid-in capital	159,650	156,837
Receipts on account of shares to be allotted	155	-
Accumulated other comprehensive income	126	65
Treasury stock, 286,567 shares as of March 31, 2024 and December 31, 2023	(1,266)	(1,266)
Accumulated deficit	(186,386)	(176,622)
Equity attributable to Orgenesis Inc.	(27,717)	(20,983)
Non-controlling interest	168	-
TOTAL CAPITAL DEFICIENCY	(27,549)	(20,983)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$30,920	$14,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in Thousands, Except Share and Loss Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023

Revenue	$141	$142
Cost of revenues	492	2,722
Gross loss	(351)	(2,580)
Cost of development services and research and development expenses	2,370	3,281
Amortization of intangible assets	153	207
Selling, general and administrative expenses including credit losses, net of $3,225 and $9,489 for the three months ended March 31, 2024 and 2023 respectively	6,056	13,528
Operating loss	8,930	19,596
Loss from deconsolidation	66	-
Other income, net	-	(2)
Loss from extinguishment in connection with convertible loan	141	283
Credit loss on convertible loan receivable	-	2,688
Financial expenses, net	852	681
Share in net loss of associated companies	-	2
Loss before income taxes	9,989	23,248
Tax expense	16	129
Net loss	10,005	23,377
Net income (loss) attributable to non-controlling interests (including redeemable)	(240)	(3,907)
Net loss attributable to Orgenesis Inc.	9,765	19,470
Loss per share:
Basic and diluted	$0.29	$0.87

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	33,176,657	26,477,113

Comprehensive loss:
Net loss	$10,005	$23,377
Other Comprehensive loss (income) – Translation adjustment	(61)	41
Comprehensive loss	9,944	23,418
Comprehensive loss attributed to non-controlling interests	(240)	(3,907)
Comprehensive loss attributed to Orgenesis Inc.	$9,704	$19,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Receipts on Account of Shares to be	Accumulated Other Comprehensive	Treasury	Accumulated	Equity Attributed to Orgenesis	Non- Controlling
	Number	Par Value	Capital	Allotted	Income (Loss)	Shares	Deficit	Inc.	Interest	Total
Balance at January 1, 2024	31,877,063	$3	$156,837	$-	$65	$(1,266)	$(176,622)	(20,983)	$-	$(20,983)
Changes during the three months ended March 31, 2024:
Stock-based compensation	-	-	86	-	-	-	-	86	-	86
Issuance of Shares and warrants to service providers	164,000	*	226	-	-	-	-	226	-	226
Issuance of shares and receipts on account of shares and warrants to be allotted	2,272,719	*	2,341	155	-	-	-	2,496	-	2,496
NCI arising from Octomera reconsolidation	-	-	-	-	-	-	-	-	408	408
Issuance of Shares due to exercise of warrants	25,000	*	19	-	-	-	-	20	-	20
Extinguishment in connection with convertible loan restructuring	-	-	141	-	-	-	-	141	-	141
Comprehensive income (loss) for the period	-	-	-	-	61	-	(9,765)	(9,704)	(240)	(9,944)
Balance at March 31, 2024	34,338,782	$4	$159,650	$155	$126	$(1,266)	$(186,386)	$(27,717)	$168	$(27,549)

*	Represents an amount lower than $1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Treasury	Accumulated	Equity Attributed to Orgenesis	Non- Controlling
	Number	Par Value	Capital	(Loss)	Shares	Deficit	Inc.	Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the three months ended March 31, 2023:
Stock-based compensation	-	-	159	-	-	-	159	-	159
Issuance of shares and warrants	1,947,368	*	3,441	-	-	-	3,441	-	3,441
Issuance of Shares due to exercise of warrants	368,420	*	-	-	-	-	*	-	*
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Adjustment to redemption value of redeemable non-controlling interest	-	-	(3,671)	-	-	-	(3,671)	-	(3,671)
Comprehensive loss for the period	-	-	-	(41)	-	(19,470)	(19,511)	(236)	(19,747)
Balance at March 31, 2023	27,861,543	$3	$151,020	$(311)	$(1,266)	$(140,731)	$8,715	$1,274	$9,989

*	Represents an amount lower than $1 thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,005)	$(23,377)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	312	159
Loss from deconsolidation of OBI	66	-
Share in loss of associated entities, net	-	2
Depreciation and amortization expenses	381	578
Credit loss on Convertible Loan receivable	-	2,688
Credit loss related to OBI	2,049	-
Effect of exchange differences on inter-company balances	(200)	179
Net changes in operating leases	(8)	(47)
Change in interest expenses accrued on loans and convertible loans	637	(274)
Loss from extinguishment in connection with convertible loan restructuring	141	283
Changes in operating assets and liabilities:
Accounts receivable	(74)	14,790
Prepaid expenses and other accounts receivable	1,438	(2,183)
Inventory	-	(10)
Other assets	(1)	2
Accounts payable	502	(59)
Accrued expenses and other payables	442	24
Employee and related payables	(119)	2
Deferred taxes, net	(2)	3

Net cash used in operating activities	$(4,441)	$(7,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(204)	(1,285)
Cash acquired from acquisition of Octomera	139	-
Impact to cash resulting from deconsolidation of OBI	(5)	-
Investment in long-term deposits	2	(22)
Net cash used in investing activities	$(68)	$(1,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants net of transaction costs	2,360	3,441
Proceeds from issuance of convertible loans	75	5,485
Proceeds from receipts on account of shares to be allotted	155	-
Repayment of convertible loans and convertible bonds	-	(3,000)
Repayment of short and long-term debt	(33)	(16)
Proceeds from issuance of loans payable	307	-
Receipt from Germfree (see note 1 a)	750	-
Net cash provided by financing activities	$3,614	$5,910

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(895)	$(2,637)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19)	(1)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,479	6,369
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$565	$3,731

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new operation lease liabilities	$-	$753
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$-	$14
Extinguishment in connection with convertible loan restructuring	$141	$287

CASH PAID DURING THE YEAR FOR:
Interest	$-	$785

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(U.S. Dollars in thousands, except share amounts)

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

As of the date of this report, the Company operates two segments:

●	The “Octomera” segment which includes the Company’s POCare Services that are performed in decentralized hubs which provide harmonized and standardized services to customers (“POCare Centers”). The Company’s subsidiary, Octomera LLC, holds all of the Octomera segment activities.
●	The “Therapies” segment which includes therapies related activities.

On January 29, 2024, the Company and Metalmark Capital Partners (“Metalmark” or “MM”) entered into a Unit Purchase Agreement (the “MM UPA”), pursuant to which the Company acquired all of the preferred units of Octomera LLC (“Octomera”) previously owned by MM (the “MM Acquisition”), and effective that date, reconsolidated Octomera into its accounts. The Company currently owns 100% of the equity interests of Octomera. The Company had previously, from June 30, 2023 (“date of deconsolidation”), deconsolidated Octomera from its consolidated financial statements and had recorded its equity interest in Octomera as an equity method investment.

These consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.” The Company must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. Because the Company’s Common Stock has traded for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq sent a deficiency notice to the Company. On April 17, 2024, the Company received a notice (the “Notice”) from Nasdaq stating that the Company’s securities would be delisted from The Nasdaq Capital Market unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. As permitted by the Notice, the Company has requested a hearing before the Panel, which request will stay any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. The Company’s common stock has remained listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

Through March 31, 2024, the Company had an accumulated deficit of $186,386 and for the three months ended March 31, 2024 incurred negative operating cashflows of $4,441. The Company’s activities have been funded by generating revenue, through offerings of its securities, and through proceeds from loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its activities.

The Company will need to use mitigating actions such as to seek additional financing, refinance or amend the terms of existing loans or postpone expenses that are not based on firm commitments. In order to fund its operations, until such time that we can generate sustainable positive cash flows, the Company will need to raise additional funds. For the three months ended March 31, 2024 and as of the date of this report, the Company assessed its financial condition and concluded that based on current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about its ability to continue as a going concern. The Company is planning to raise additional capital to continue its operations and to repay its outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce or delay expenditures. The Company may also exchange some of its outstanding loans and accounts payable for securities of the Company. There can be no assurance that the Company will be able to raise additional capital on acceptable terms, or at all, or be able to exchange its outstanding loans and accounts payable for securities of the Company.

The Company’s common stock is listed for trading on the Nasdaq Capital Market. As mentioned above, the Company must satisfy Nasdaq’s continued listing requirements. Failure to meet continuing listing requirements risk delisting, which may make it more difficult to raise additional capital.

On April 5, 2024, the Company entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by the Company of five Orgenesis Mobile Processing Units and Labs (“OMPULs”) to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to the Company or third-party lessees designated by the Company. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree will pay an aggregate purchase price of $8,340 subject to any final adjustment through the verification mechanism as set forth in the Purchase Agreement. Pursuant to the Agreement, Germfree paid the Company $750 (for an exclusive manufacturing supply agreement) on February 27, 2024 and $5,538 during April 2024.

On May 10, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 150,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.03 per share, and warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.00 per share (collectively, the “Warrants”). The Company received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024. The Warrants are exercisable immediately and expire five years from the date of issuance.

The estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

NOTE 2 – BASIS OF PRESENTATION

a. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, the financial statements reflect all normal and recurring adjustments necessary to fairly state the financial position and results of operations of the Company. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2024. The year-end balance sheet data was derived from the audited consolidated financial statements as of December 31, 2023, but not all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) are included in this Quarterly Report on Form 10-Q.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses, determination of loss on deconsolidation, valuation of investments, purchase price allocations, goodwill impairment, and assessment of credit losses. Actual results could differ from those estimates.

NOTE 3 – SEGMENT INFORMATION

Segment data for the three months ended March 31, 2024 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$29	$135	$(23)	$141
Cost of revenues*	(937)	(150)	710	(377)
Gross profit	(908)	(15)	687	(236)
Cost of development services and research and development expenses*	(1,785)	(1,179)	697	(2,267)
Operating expenses*	(63)	(5,519)	(464)	(6,046)
Loss from deconsolidation	-	-	(66)	(66)
Depreciation and amortization	(430)	(194)	243	(381)
Loss from extinguishment in connection with convertible loan	-	(141)	-	(141)
Financial income (expenses), net	(290)	(686)	124	(852)
Income (loss) before income taxes	$(3,476)	$(7,734)	$1,221	$(9,989)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended March 31, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$12	$130	$-	$142
Cost of revenues*	(2,308)	(178)	-	(2,486)
Gross profit	(2,296)	(48)	-	(2,344)
Cost of development services and research and development expenses*	(2,081)	(1,076)	-	(3,157)
Operating expenses*	(11,203)	(2,314)	-	(13,517)
Other income, net	2	-	-	2
Depreciation and amortization	(385)	(193)	-	(578)
Credit loss on convertible loan receivable	-	(2,688)	-	(2,688)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(266)	(415)	-	(681)
Share in net income of associated companies	-	(2)	-	(2)
Income (loss) before income taxes	$(16,229)	$(7,019)	$-	$(23,248)

*	Excluding Depreciation, amortization expenses

The Company does not review assets by segment. Therefore, the measure of assets has not been disclosed for each segment.

NOTE 4 – RECONSOLIDATION OF OCTOMERA LLC

Pursuant to the MM UPA signed on January 29, 2024, the Company and MM agreed to the following:

1.	Consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three year period 2025-2027, then the Company will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If the Company sells Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay Seller 5% of the net proceeds.

2.	MM’s designated members of the Board of Managers of Octomera resigned and the Company amended the Second Amended and Restated Limited Liability Company Agreement of Octomera (the “Octomera LLC Agreement”) to be a single member agreement reflecting the transactions consummated under the UPA, such that MM no longer (i) is member of Octomera or a party to the Octomera LLC Agreement, or (ii) has a right to appoint members of the board of managers of Octomera.

3.	The outstanding indebtedness payable from Orgenesis Maryland LLC to MM pursuant to an aggregate of 10 secured promissory notes (the “Notes”) with a collective original principal amount of $2,600, were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by Orgenesis Maryland in favor of MM that secured the obligations under the Notes.

Fair Value of Consideration Transferred

Accounting guidance provides that the allocation of the purchase price may be adjusted for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The primary area of the purchase price allocation that is not yet finalized is related to intangible assets, property, plant and equipment, and certain other assets and tax matters and the related impact on goodwill.

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

The following table summarizes the allocation of purchase price  to the fair values of the assets acquired and liabilities assumed as of the Transaction date:

(in thousands)
Total contingent liability to MM for royalty and milestone payments	$4,643

Total assets acquired:
Cash and cash equivalents	$139
Property, plants and equipment, net	17,852
Other Assets	3,478
Total assets	$21,469

Total liabilities assumed:
Total current liabilities	$(12,518)
Total long-term liabilities	(5,628)
Total liabilities	$(18,146)

Know how Technology	1,728

Total Net Assets	$5,051
Fair-Value of Non-controlling interests	(408)
Total liability to MM	$4,643

The allocation of the purchase price to the net assets acquired and liabilities assumed resulted in the recognition of an intangible asset know-how of $1,728 and a liability to MM in the amount of $4,643. The know-how has a useful life of 10 years. The useful life of the intangible asset for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible asset adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

Key inputs for the fair values valuation are summarized below.

Key Valuation Inputs	Jan 31st, 2024
Discount rate	40%
Risk-free interest rate	4.4%
Average 5 years revenue growth	50%

The Company incurred transaction costs of approximately $50 during the three months ended March 31, 2024, which were included in general and administrative expenses in the condensed consolidated statements of operations.

The revenues and net loss of Octomera from January 1, 2024 until the reconsolidation date were $23 and $1,244 respectively.

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires assessing the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 29, 2024, in connection with the PPA study Octomera LLC the Company has recognize a liability to pay MM two components:

1. Royalties (based on revenues in years 2, 4 and 4 as of Closing and;

2. Earnout amount, which is dependent of a future trigger event- in case of an IPO or exit.

The Company classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 29, 2024 and March 31, 2024 $5,112.

Key inputs for the simulation are summarized below.

Key Valuation Inputs	Jan 31st, 2024 and March 31 2024
Standard Deviation	13.5%
Risk-free interest rate	4.4%
Possible trigger event examination	Year 10
Average 5 years revenue growth	50%
Trigger events	30%
Revenues multiple	10

*	Based on a Monte Carlo simulation analysis of 30,000 iterations

Deconsolidation of Orgenesis Biotech Israel Limited (“OBI”)

On February 14, 2024, following a claim for payment of past salaries due by employees of OBI, a fully owned subsidiary of Octomera, the district court in Haifa, Israel, appointed a trustee to run the affairs of OBI with the intention of rehabilitating OBI to be able to operate and pay OBI’s creditors under an arrangement with them. As a result of this appointment, effective February 14, 2024, the Company no longer controls OBI and ceased to consolidate the results of OBI into its consolidated results. The Company recognized a loss as a result of the deconsolidation of $66 . The Company does not currently believe that rehabilitation is possible and has submitted a proposal to the trustee to purchase certain of OBI’s equipment, which has not yet been approved by the court.

The Company recorded $2,697 being what it owed to OBI on February 14, 2024 under Accounts payable related Parties on the balance sheet of March 31, 2024.

The following table summarizes the deconsolidate assets and liabilities as of February 14, 2024:

Total assets acquired:
Cash and cash equivalents	$4
Property, plants and equipment, net	2,884
Other Assets	1,422
Total assets	$4,310

Total liabilities assumed:	$4,244
Total Net Assets deconsolidated	$66
Loss from deconsolidation of OBI	$66

NOTE 5 – EQUITY

Private Placement Offering

On March 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 2,272,719 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.03 per share, and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $2.00 per share (collectively, the “Warrants”), all such Warrants exercisable immediately and expiring five years from their date of issuance. The Company received gross proceeds of approximately $2.3 million before deducting related offering expenses. The Offering closed on March 5, 2024. The Warrants are exercisable immediately and expire five years from the date of issuance.

Shares and warrants issued to advisors

On January 25, 2024, the Company issued, pursuant to the MM acquisition, 164,000 shares of the Company’s common stock, par value $0.0001 per share, in full consideration for a debt owed by Octomera to said advisor.

On March 7, 2024 (the “Effective Date”), the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months, subject to earlier termination or extension for an additional 12 months at the request of the advisor. In consideration for such services, the Company agreed to (i) pay such individual $75 per quarter, (ii) issue 500,000 shares to such individual on the 90th day after the Effective Date if such individual is providing services to the Company at such time and (iii) issue to such individual warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $1.03, which vests one third on the Effective Date, one third on the 90th day after the Effective Date and one third on the 180th day after the Effective Date.

NOTE 6 – CONVERTIBLE LOANS

The tables below summarize the Company’s outstanding convertible loans as of March 31, 2024 and December 31, 2023 respectively:

Principal Amount	Issuance Date	Current Interest	Current Maturity	Current Conversion Price of loan into
at Issuance	(Year)	Rate %	(Year)	equity $	Note
Convertible Loans Outstanding as of March 31, 2024
$750	2018	10%	2026	2.50
1,500	2019	10%	2026	2.50
100	2019	8%	*2024	2.50
5,000	2019	10%	2026	2.50
100	2020	8%	*2024	7.00
5,000	2022	10%	2026	2.50
1,150	2022	6%	*2023	4.50
5,000	2023	8%	2026	2.46
735	2023	8%	2026	0.85	6a
325	2024	8%	2024	0.85	6b
75	2024	10%	2024	1.03
$19,735

*	Was not repaid by March 31, 2024.

Principal	Issuance Date	Current Interest	Current Maturity	Current Conversion Price of loan into
Amount	(Year)	Rate %	(Year)	equity $	Note
Convertible Loans Outstanding as of December 31, 2023
$750	2018	10%	2026	2.50
1,500	2019	10%	2026	2.50
100	2019	8%	2024	2.50
5,000	2019	10%	2026	2.50
100	2020	8%	2024	7.00
5,000	2022	10%	2026	2.50
1,150	2022	6%	**2023	4.50
5,000	2023	8%	2026	2.46
735	2023	8%	2024		6a
$19,335

**	Was not yet paid by December 31, 2023.

Additional notes related to changes in convertible loans terms that occurred in 2024

6a. In January 2024, the Company and Lender agreed to extend the maturity date of the loan amount to December 31, 2026. The Company awarded warrants to purchase 840,000 of the Company’s Common Stock at a price of $0.85 per share. Based on its analysis, the Company concluded that the change in terms referred to above should be accounted for as an extinguishment.

6b. In January 2024, the Company and Lender agreed to extend the maturity date of a previously non-convertible loan amount to December 31, 2024. The Company awarded warrants to purchase 360,000 of the Company’s Common Stock at a price of $0.85 per share and granted Lender the right to convert any part of the Outstanding amount into Common Stock of the Company at the conversion rate of $0.85 per share. Based on its analysis, the Company concluded that the change in terms referred to above should be accounted for as a modification.

Koligo convertible loan

On September 29, 2023, Koligo entered into a convertible loan agreement with Sai Traders (the “Lender”), pursuant to which the Lender agreed to loan the Borrower up to $25,000 (the “Sai Convertible Loan”). As of the date of this quarterly report on Form 10-Q, none of the Sai Convertible Loan was received by the Company .

NOTE 7 – STOCK-BASED COMPENSATION

a.	Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2024 to March 31, 2024:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	200,000	$0.5	Quarterly over a period of two years	$67	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2024 to March 31, 2024
Value of one common share	$0.49
Dividend yield	0%
Expected stock price volatility	79%
Risk free interest rate	3.86%
Expected term (years)	5.56

NOTE 8 –LOANS

The table below summarizes the Company’s outstanding Long-term loans as of March 31, 2024 and December 31, 2023, respectively:

Principal Amount	Interest Rate	Year of Maturity	March 31, 2024	December 31, 2023
(in thousands)%			(in thousands)
$2,600	10	2034	$2,696	$-

See note 4.

The table below summarizes the Company’s outstanding short-term loans as of March 31, 2024 and December 31, 2023, respectively:

Currency	Interest Rate	March 31, 2024	December 31, 2023
	%	(in thousands)
USD	8	$263	$258
USD	10	42	41
USD	10	250	-
USD	10	57	-
USD	(*)8	(**)	331
USD	10	-	20
Euro	8	14	-
		$626	$650

(*)	Weighted average interest.
(**)	The terms of the loan were amended on January 1, 2024. Under the new terms the loan is convertible into Common shares. See note 6.

NOTE 9 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$9,765	$19,470
Adjustment of redeemable non-controlling interest to redemption amount	-	3,671
Net loss attributable to Orgenesis Inc. for loss per share	$9,765	$23,141
Weighted average number of common shares outstanding	33,176,657	26,477,113
Net loss per share	$0.29	$0.87

For the three months ended March 31, 2024 and March 31, 2023, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. Diluted loss per share does not include 11,513,836 shares underlying outstanding options and warrants and 8,270,398 shares upon conversion of convertible loans for the three months ended March 31, 2024, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share does not include 8,620,224 shares underlying outstanding options and warrants and 6,987,879 shares upon conversion of convertible loans for the three months ended March 31, 2023, because the effect of their inclusion in the computation would be antidilutive.

NOTE 10 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Revenue stream:
Cell process development services and hospital services	$141	$142

Total	$141	$142

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Revenue earned:
Customer A (United States)	$75	$65
Customer B (United States)	$60	$65

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for credit losses, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Balance as of beginning of period	$88	$36,183
Reconsolidation of Octomera	82	-
Additions	150	155
Collections	(75)	(5,454)
Allowances for credit losses	-	(9,514)
Exchange rate differences	-	(22)
Balance as of end of period	$245	$21,348

The activity for contract liabilities is comprised of:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Balance as of beginning of period	$200	$70
Reconsolidation of Octomera	110	-
Deconsolidation of OBI	(60)	-
Additions	10
Realizations	(4)	36
Balance as of end of period	$256	$106

NOTE 11 – LEGAL PROCEEDINGS

On January 18, 2022, a complaint (the “Complaint”) was filed in the Tel Aviv District Court (the “Court”) against the Company, Orgenesis LTD (“the Israeli Subsidiary”), Prof. Sarah Ferber, Vered Caplan and Dr. Efrat Asa Kunik (collectively, the “defendants”) by plaintiffs the State of Israel, as the owner of Chaim Sheba Medical Center at Tel Hashomer (“Sheba”), and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (collectively, the “plaintiffs”). In the Complaint, the plaintiffs are seeking that the Court issue a declaratory remedy whereby the defendants are required to pay royalties to the plaintiffs at the rate of 7% of the sales and 24% of any and all revenues in consideration for sublicenses related to any product, service or process that contain know-how and technology of Sheba and any and all know-how and technology either developed or supervised by Prof. Ferber in the field of cell therapy, including in the category of the point-of-care platform and any and all services and products in relation to the defendants’ CDMO activity. In addition, the plaintiffs seek that the defendants provide financial statements and pay NIS 10,000 to the plaintiffs due to the royalty provisions of the license agreement, dated February 2, 2012, between the Israeli subsidiary and Tel Hashomer Medical Research, Infrastructure and Services Ltd. (the “License Agreement”). The Complaint alleges that the Company and the Israeli subsidiary used know-how and technology of Sheba and know-how and technology either developed or supervised by Prof. Ferber while employed by Sheba in the field of cell therapy, including in the category of the point-of-care platform and the services and products in relation to the defendants’ CDMO activity and are entitled to the payment of certain royalties pursuant to the terms of the License Agreement. The defendants have filed their statements of defense responding to this Complaint, the Plaintiffs filed their response and the parties are now conducting disclosure proceedings in accordance with Israel’s civil regulations. In accordance with Israel’s civil regulations, the parties considered alternative means to resolve at least some of the disputes and have consented to engage the services of a mutually agreeable mediator. The mediation is currently taking place. According to management’s estimation, since a loss is not considered probable, no provision was made in the financial statements.

On September 6, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, Octomera LLC, Orgenesis Biotech Israel LTD, Theracell Laboratories Private Company and Vered Caplan (collectively, the “defendants”) by Ehud Almon (Plaintiff) for certain finders’ fees and / or royalties related to sales made by an Octomera subsidiary to a Greek entity in the amount of $896K and also for other means of compensation. The Israeli Subsidiary and Vered Caplan filed their statement of defense on January 28, 2024 claiming, inter alia, that the Plaintiff did not serve as a broker, but rather served as the Greek entity’s representative and as such he is not entitled to compensation of any kind from the defendants. It was also clarified that the defendants did not enter into a finder’s agreement with the Plaintiff. Additionally, The Israeli subsidiary and Vered Caplan claimed that the Plaintiff concealed material information from the court, including the signed partnership agreement between the Greek entity’s owner and the Plaintiff, as well as certain criminal charges brought against him in Greece. On February 22, 2024, the Plaintiff filed a request for service of process to deliver the Claim to the Company and the other defendants incorporated outside of Israel. This request was denied on the same day. An appeal filed by the Plaintiff on the aforementioned decision was denied. As such, the Claim has yet to be legally delivered to the defendants incorporated outside of Israel (including the Company). According to management’s estimation, since the likelihood of the Plaintiff winning the case is less than fifty percent, no provision was made in the financial statements.

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

On November 1, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, and Vered Caplan (collectively, the “Defendants”) by Fidelity Venture Capital Ltd. and Dror Atzmon (together – the “Plaintiffs”). The claim is based on two agreements the Company entered into with the Plaintiffs on November 2, 2016: (a) an unsecured convertible note agreements for an aggregate amount of NIS 1 million ($280 thousand). The loan bears a monthly interest rate of 2% and will mature on May 1, 2017, unless converted earlier and (b) a consultation agreement which awarded the Plaintiffs 800 thousand warrants. The exercise price of the warrants and conversion price were fixed at $0.52 per share (pre-reverse stock split implemented by the Company in November 2017). On April 27, 2017, and November 2, 2017, the Company entered into extension agreements through November 2, 2017 and May 2, 2018, respectively, in connection with the convertible note agreements. In March 2018, the Plaintiffs submitted a notice of their intention to convert into shares the Company’s common stock, the principal amount of the loan, and accrued interest of approximately $383 thousand outstanding. In addition, the Plaintiffs exercised all the warrants awarded in the consultation agreement. In light of the reverse stock split which took place in November 2017, the Company disagreed with the plaintiffs’ calculations regarding the number of issuable shares of Common Stock. The Company responded to the notice and rejected these contentions in their entirety. In April 2018, the Company terminated the agreements based on several claims, including mistake, intentional misrepresentation and bad faith. Therefore, the Company deposited the shares in total amount of 107,985 issued under those agreements and the principal amount and accrued interest of the loan in an escrow account. The deposit of the principal amount and accrued interest presented as restricted cash in the balance sheet as of December 31, 2023. Based on the calculation difference, in their Claim, the Plaintiffs request damages in the amount of NIS 40.14M, and the issuance of 11,869,600 shares of the Company. The Defendants filed their statement of defense on April 15, 2024, in which they raised, among others, the aforementioned claims and additional procedural and substantial claims, including laches. The Claim is scheduled for pretrial which will take place on October 31, 2024. According to management’s estimation, since the likelihood of the Plaintiffs winning the case is less than fifty percent, no provision was made in the financial statements.

Except as described above, the Company is not involved in any pending material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Quarterly Report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Other factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries, Orgenesis Korea Co. Ltd. (the “Korean Subsidiary”); Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Services SRL, a Belgian-based entity (“Orgenesis Services SRL”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Maryland LLC, a Maryland limited liability company (the “Maryland Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Orgenesis Biotech Israel Ltd. (“OBI”); Koligo Therapeutics Inc., a Kentucky corporation (“Koligo”); Tissue Genesis International LLC (“Tissue Genesis”) a Texas limited liability company; Orgenesis Germany GmbH (the “German Subsidiary”); Orgenesis CA, Inc. (the “California Subsidiary”); Mida Biotech BV (the “Dutch Subsidiary”); Orgenesis Australia PTY LTD (the “Australian Subsidiary”); Orgenesis Italy SRL (the “Italian Subsidiary”), Theracell Laboratories Private Company (“Theracell Laboratories”), a Greek company, Orgenesis Austria GmbH, an Austrian company; ORGS POC CA Inc, a Delaware company; and Octomera LLC, a Delaware limited liability company.

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

We have two operating segments – our POCare Services and our therapeutic development operations. We conduct our core POCare operations through our wholly-owned subsidiary Octomera which was a consolidated subsidiary of ours until June 30, 2023 and which became a consolidated subsidiary again effective January 29, 2024 when we entered into a unit purchase agreement pursuant to which we acquired all of the equity interests of Octomera LLC.

Octomera segment (mainly POCare Services)

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

The goal of this in-licensing is to quickly adapt such therapies to a point-of- care approach through regional partnerships, and to out-license the products for market approval in non-core geographical regions. This approach lowers overall development cost, through minimizing pre-clinical development costs incurred by us, and through receiving of the additional funding from grants and/or payments by regional partners.

Significant developments during the quarter ended March 31, 2024

On January 29, 2024 (“Closing” or “Transaction date” or “Reconsolidation date”), we and Metalmark Capital Partners (“MM”) entered into a Unit Purchase Agreement (“MM UPA”), pursuant to which we acquired all of the preferred units of Octomera previously owned by MM and effective that date, reconsolidated Octomera into our accounts (“MM acquisition”). As consideration for the MM Acquisition, we and MM agreed to the following consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three-year period 2025-2027, then we will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If we sell Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay Seller 5% of the net proceeds.

Pursuant to the acquisition, MM’s designated members of the Board of Managers of Octomera resigned and the we amended the Second Amended and Restated Limited Liability Company Agreement of Octomera to be a single member agreement to reflect the transactions contemplated by the UPA so that MM shall no longer (i) be a party to such agreement, (ii) have a right to appoint members of the board of managers of Octomera or (iii) be a member of Octomera.

In addition, the outstanding indebtedness payable from us to MM pursuant to an aggregate of 10 secured promissory notes (the “Notes”) with a collective original principal amount of $2,600, were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by us in favor of MM that secured the obligations under the Notes.

On February 14, 2024, following a claim for payment of past salaries due, by employees of OBI, the district court in Haifa, Israel, appointed a trustee to run the affairs of OBI with the intention of rehabilitating OBI to be able to operate and pay OBI’s creditors under an arrangement with them. As a result of this appointment, effective February 14, 2024, we no longer control OBI and ceased to consolidate the results of OBI into our consolidated results. We recognized a loss as a result of the deconsolidation of $285. We do not currently believe that rehabilitation is possible and have submitted a proposal to the trustee to purchase certain of OBI’s equipment, which has not yet been approved by the court.

On March 3, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 2,272,719 shares of our common stock, par value $0.0001 per share, at a purchase price of $1.03 per share, and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $2.00 per share (collectively, the “Warrants”). We received gross proceeds of approximately $2.3 million before deducting related offering expenses. The Offering closed on March 5, 2024. The Warrants are exercisable immediately and expire five years from the date of issuance.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table presents our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023 ()
	(in thousands)
Revenues	$141	$142
Cost of revenues	492	2,722
Gross profit	(351)	(2,580)
Cost of development services and research and development expenses	2,370	3,281
Amortization of intangible assets	153	207
Selling, general and administrative expenses included credit losses of $3,225 for the three months ended March 31, 2024 ($9,489 for the three months ended March 31, 2023)	6,056	13,528
Operating loss	8,930	19,596
Other income, net	-	(2)
Loss from extinguishment in connection with convertible loan	141	283
Credit loss on Convertible loan receivable	-	2,688
Financial expenses, net	852	681
Share in net loss of associated entities	-	2
Loss from deconsolidation	66	-
Loss before income taxes	9,989	23,248
Tax expense	16	129
Net loss	$10,005	$23,377

Revenues

Our revenues for the three months ended March 31, 2024 were $141, as compared to $142 for the three months ended March 31, 2023, representing a decrease of 1%. The revenues were from hospital services provided by Kologo.

Expenses

Cost of revenues

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Salaries and related expenses	$252	$1,113
Stock-based compensation	1	2
Professional fees and consulting services	19	807
Raw materials	13	228
Depreciation expenses, net	115	236
Other expenses	92	336
Total	$492	$2,722

Cost of revenues for the three months ended March 31, 2024 were $492, as compared to $2,722 for the three months ended March 31, 2023, representing a decrease of 82%. The decrease was mainly attributable to reduced Octomera segment cost of revenues, as well as our accounting for Octomera segment cost of revenues from the Reconsolidation date compared to accounting for the full three months of cost of revenues in the three months ended March 31, 2023, where Octomera was a consolidated subsidiary. In addition, there was a decline in salaries and related expenses and professional fees and consulting services in the Octomera segment as a result of reduced activities in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of reduced activities especially at OBI.

Cost of development services and research and development expenses

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Salaries and related expenses	$1,365	$1,628
Stock-based compensation	36	84
Professional fees and consulting services	467	796
Lab expenses	67	176
Depreciation expenses, net	103	124
Other research and development expenses	405	554
Less – grant	(73)	(81)
Total	$2,370	$3,281

Cost of development services and research and development for the three months ended March 31, 2024 were $2,370, as compared to $3,281 for the three months ended March 31, 2023, representing a decrease of 28%.

The decrease is mainly attributable to our accounting for Octomera segment cost of development services and research and development expenses from the Reconsolidation date compared to accounting for the full three months in the three months ended March 31, 2023, where Octomera was a consolidated subsidiary. In addition, salaries and related expenses, professional fees and lab expenses in the Octomera segment in the three months ended March 31, 2024 declined as compared to the three months ended March 31, 2023 as a result of reduced activities especially at OBI. Other research and development expenses in the Therapies segment declined in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, as a result of reduced activities.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Salaries and related expenses	$706	$1,173
Stock-based compensation	49	73
Accounting and legal fees	865	1,550
Professional fees	523	361
Rent and related expenses	56	66
Business development	164	210
Depreciation expenses, net	10	11
Other general and administrative expenses including credit losses of $3,225 as of March 31, 2024 ($9,489 as of March 31, 2023)	3,683	10,084
Total	$6,056	$13,528

Selling, general and administrative expenses for the three months ended March 31, 2024 were $6,056, as compared to $13,528 for the three months ended March 31, 2023, representing a decrease of 55%. The decrease was mainly attributable to 1) accounting for Octomera segment selling, general and administrative expenses from the Reconsolidation date compared to accounting for the full three months in the three months ended March 31, 2023, where Octomera was a consolidated subsidiary; 2) reduced salaries and related expenses in the Octomera segment as a result of reduced activities; 3) a decline in accounting and legal fees in the three months ended March 31, 2024 as compared to in the three months ended March 31, 2023 where we undertook certain financing transactions; 4) credit losses reported in the three months ended March 31, 2024 of $3,225 compared to credit losses of $9,489 in the three months ended March 31, 2023.

Credit Loss on Convertible loan receivable.

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Credit loss on convertible loan receivable	$-	$2,688

The credit loss for the three months ended March 31, 2024 was $0 compared to $2,688 for the three months ended March 31, 2023. This was attributable to a provision created for a credit loss on a loan in the three months ended March 31, 2023.

Financial Expenses, net

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Interest expense on convertible loans and loans	$802	$532
Foreign exchange loss, net	49	148
Other expense	1	1
Total	$852	$681

Financial expenses, net for the three months ended March 31, 2024 were $852, as compared to $681 for the three months ended March 31, 2023, representing an increase of 25%. The increase was mainly attributable to increased interest rates incurred on convertible loans, and more convertible loan financing raised.

Working Capital

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Current assets	$1,956	$4,076
Current liabilities	29,031	16,407
Working capital	$(27,075)	$(12,331)

Current assets decreased by $2,120 between December 31, 2023 and March 31, 2024. The decrease was mainly attributable to a decline in cash and cash equivalents of and prepaid expenses and other receivables.

Current liabilities increased by $12,624 between December 31, 2023 and March 31, 2024 The increase was mainly attributable to the reconsolidation of Octomera which included an increase in accounts payable, accrued expenses and other payables, employees and related payables, and advance payments on account of grants, as well as an increase in a loan to a related party.

Liquidity and Financial Condition

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net loss	$(10,005)	$(23,377)

Net cash used in operating activities	(4,441)	(7,240)
Net cash used in investing activities	(68)	(1,307)
Net cash provided by financing activities	3,614	5,910

Decrease in cash and cash equivalents	$(895)	$(2,637)

During the quarter ended March 31, 2024, we funded our operations from operations as well as from proceeds raised from equity and debt offerings.

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $4,441, as compared to net cash used in operating activities of approximately $7,240 for the three months ended March 31, 2023. The decline was mainly as a result of:

●	a net loss of $10,005 for the three months ended March 31, 2024 compared to a net loss of $23,377 for the three months ended March 31, 2023;
●	non cash items incurred in the three months ended March 31, 2023 that were not incurred in the three months ended March 31, 2024

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $68, as compared to net cash used in investing activities of approximately $1,307 for the three months ended March 31, 2023. The change was mainly as a result of a decline in purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $3,614, as compared to net cash provided by financing activities of approximately $5,910 for the three months ended March 31, 2023. The decrease was mainly attributable to proceeds raised from equity investments in the amount of $2,360 in the three months ended March 31, 2024 as compared to $3,441 in the three months ended March 31, 2023. In addition, in the three months ended March 31, 2024, we raised convertible loans in the amount of $75 compared to $5,485 in the three months ended March 31, 2023. These decreases were offset by issuance of loans of $307 and a receipt of $750 from Germfree received in the three months ended March 31, 2024 ($0 received in the three months ended March 31, 2023).

Liquidity & Capital Resources Outlook

Through March 2024, we had an accumulated deficit of $186,386 and for the three months ended March 31, 2024 incurred negative operating cashflows of $4,441. Our activities have been funded by generating revenue, proceeds from convertible loan agreements, and through offerings of our securities. There is no assurance that our business will generate sustainable positive cash flows to fund our operations.

Our common stock is listed for trading on the Nasdaq Capital Market. On September 27, 2023, we received a notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until March 25, 2024, to regain compliance with the Bid Price Rule. On March 26, 2024, the Staff determined that we qualified for a second 180-day compliance period. On April 17, 2024, we received a notice (the “Notice”) from the Staff in which it determined that we are no longer eligible for the second 180-day compliance period. In accordance with Listing Rule 5810(c)(2)(A), the Staff stated that it cannot accept a plan to regain compliance and that as such, this matter is an additional and separate basis for delisting our securities from The Nasdaq Stock Market. The Staff stated that our securities would be delisted from The Nasdaq Capital Market unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. As permitted by the Notice, we timely requested a hearing before the Panel, which request stayed any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. Our common stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process. Failure to meet such Nasdaq continuing listing requirements and remain listed on Nasdaq will make it more difficult to raise additional capital.

On April 5, 2024, we entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by us of five OMPULs to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to us or third-party lessees designated by the us. Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree will pay an aggregate purchase price of $8,340 subject to any final adjustment through the verification mechanism as set forth in the Purchase Agreement. Pursuant to the Agreement, Germfree paid us $750 on February 27, 2024 and $5,538 during April 2024.

On May 10, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 150,000 shares of the our common stock, par value $0.0001 per share, at a purchase price of $1.03 per share, and warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $1.50 per share and warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.00 per share (collectively, the “Warrants”). We received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024. The Warrants are exercisable immediately and expire five years from the date of issuance.

The estimation and execution uncertainty regarding our future cash flows and management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

Due to our financial position, we will need to seek additional financing, refinance or amend the terms of existing convertible loans or postpone expenses that are not based on firm commitments In order to fund our operations until such time that we can generate sustainable positive cash flows, we will need to raise additional funds. As of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations and to repay our outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce or delay expenditures. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting.

Management determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2023:

We did not perform appropriate analyses related to our internal control over financial reporting in the accounting for whether it is probable we will collect substantially all the consideration to which we are entitled for revenue services provided, as well as our estimated credit losses. As of March 31, 2024, such material weakness has not been remediated.

Remediation Activities

Management’s remediation activities, which have already commenced and will continue during 2024, include the design of enhanced controls that include a thorough credit assessment of all new customers, analysis of payment history for existing customers and its impact related to the accounting for revenues, as well as an additional control designed to calculate the expected credit loss on the balances when there is an indication that a customer may not be pay the full receivable amount. These controls are already designed, however, management will need a number of periods in order to ensure effectiveness of such control.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 11 to the condensed consolidated financial statements in this Report.

Except as described above, we are not involved in any pending material legal proceedings.

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

We may be unsuccessful in raising the capital necessary to address our going concern issues and to comply with the Nasdaq stockholders’ equity requirements, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.

Historically, we funded our operations by raising capital from external sources, including through the sale of common stock and convertible loans. We are currently facing significant challenges to our ability to raise significant amounts of capital through the sale of common stock, including the following factors:

●	in general, it is difficult for development stage companies to raise capital under current market conditions, especially those with early stage programs like ours;
●	the perception that we may be unable to continue as a going concern may impede our ability to attract further equity investment;
●	our common stock has been trading below $1.00 per share since August 2023 and we may not regain compliance with the bid price and stockholders’ equity requirements for the Nasdaq Capital Market and could be delisted by the Staff following our Hearing. The potential delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities; and
●	we are currently subject to the “baby shelf” limitations on our potential use of our shelf registration statement, which limits such use to an offering size of no more than one third of our public float.

Given these factors, there can be no assurances we will be successful at raising sufficient capital to address our going concern issues or the Nasdaq stockholders’ equity requirements. However, if we are successful, it may be on terms that are very dilutive to existing stockholders.

A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

If our common stock is ultimately delisted by Nasdaq, our common stock may be eligible to trade on the OTC Pink Market or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

Unless our common stock is listed on a national securities exchange, such as the Nasdaq Capital Market, our common stock may also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. The following is a list of the general restrictions on the sale of penny stocks:

●	Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition, investment experience, and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.
●	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”

●	The Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions, and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.
●	A dealer that sells penny stock must send to the purchaser, within 10 days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because fewer brokers or dealers are likely to be willing to undertake these compliance activities. If our common stock is not listed on a national securities exchange, the rules and restrictions regarding penny stock transactions may limit an investor’s ability to sell to a third party and our trading activity in the secondary market may be reduced.

We will likely seek to effect a reverse stock split in order to address the $1.00 minimum bid price requirement under Nasdaq rules. In the event a reverse stock split is implemented, we cannot predict the effect that such reverse stock split would have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if such reverse stock split were to have a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following such reverse stock split.

We conduct certain of our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect certain of our operations.

Because we conduct certain operations in the State of Israel, some of our business and operations may be affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general.

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

The Israel Defense Forces (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Certain of our R&D and finance personnel live in Israel. Certain of our employees are subject to military service in the IDF and have been called to serve, and additional employees may be called to serve in the future. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows. Additionally, the absence of employees of our Israeli suppliers and service providers due to their military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may adversely affect our ability to deliver or provide products and services to customers.

The hostilities with Hamas, Hezbollah and other organizations and countries have included and may include terror, missile and drone attacks. In the event that any of our facilities, including back-up information technology systems located in Israel, are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to deliver or provide products and services in a timely manner to meet our contractual obligations towards customers and vendors could be adversely affected. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

As of the date of this Quarterly Report, our operations have not been directly negatively affected by the ongoing hostilities in the region. As a result, as of the date of this Quarterly Report, our ability to deliver or provide products and services to our customers has not been materially affected. We cannot currently assess how the ongoing hostilities will affect our business conditions and harm our results of operations in the future, due to the factors and risks discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2024, the Company issued to an advisor in connection with the MM acquisition 164,000 shares of the Company’s common stock in full consideration for a debt owed by Octomera to such advisor. These shares of common stock were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On March 7, 2024 (the “Effective Date”), the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months, subject to earlier termination or extension for an additional 12 months at the request of the advisor. In partial consideration for such services, the Company agreed to issue 500,000 shares to such individual on the 90th day after the Effective Date if such individual is providing services to the Company at such time and issue to such individual warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $1.03, which vests one third on the Effective Date, one third on the 90th day after the Effective Date and one third on the 180th day after the Effective Date. These warrants and the shares of common stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On March 26, 2024, in connection with the Company’s loan from an existing investor in the amount of $250, the Company issued warrants to purchase 242,719 shares of Common Stock at an exercise price of $1.03, which expire on March 25, 2029. These warrants and the shares of common stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

No.	Description
4.1	Form of Nir Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 5, 2024)
4.2	Form of Lukach Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 5, 2024)
4.3	Form of March 2024 Warrant with $1.50 exercise price (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 7, 2024)
4.4	Form of March 2024 Warrant with $2.00 exercise price (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 7, 2024)
10.1	Loan Extension Agreement, dated as of January 1, 2024, by and between the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 5, 2024)
10.2	Loan Extension Agreement, dated as of January 1, 2024, by and between the Company and Aharon Lukach (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 5, 2024)
10.3	Amendment Agreement, dated as of January 16, 2024, to Securities Purchase Agreement, dated November 8, 2023, by and among the Company and the November 2023 Investor (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 22, 2024)
10.4	Term Sheet, dated as of January 18, 2024, between the Company and MM OS Holdings L.P. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 24, 2024)
10.5	Unit Purchase Agreement, dated as of January 29, 2024, between the Company and MM OS Holdings L.P. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 31, 2024)
10.6	Binding Term Sheet, dated as of February 26, 2024, between Orgenesis Maryland LLC and Germfree Laboratories LLC (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 1, 2024)
10.7	Securities Purchase Agreement, dated March 3, 2024, by and among the Company and the Investors (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 7, 2024)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 20, 2024

/s/ Victor Miller
Victor Miller
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: May 20, 2024

