Form 10-Q
period 2024-06-30
Orgenesis Inc.
filed 2024-08-08
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 8, 2024, there were 46,925,906 shares of registrant’s common stock outstanding.

ORGENESIS INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets

CURRENT ASSETS:

Cash and cash equivalents	$77	$837
Restricted cash	1,079	642
Accounts receivable, net of credit losses of $29,234 as of June 30, 2024 ($0 as of December 31, 2023)	240	88
Prepaid expenses and other receivables	952	2,017
Receivable from related parties	-	458
Inventory	-	34
Total current assets	2,348	4,076

NON-CURRENT ASSETS:

Deposits	$249	$38
Investments to associates	8	8
Property, plant and equipment, net	15,901	1,475
Intangible assets, net	8,724	7,375
Operating lease right-of-use assets	1,805	351
Goodwill	1,211	1,211
Other assets	331	18
Total non-current assets	28,229	10,476
TOTAL ASSETS	$30,577	$14,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Liabilities net of (Capital Deficiency)

CURRENT LIABILITIES:
Accounts payable	$10,717	$6,451
Accounts payable related Parties	2,696	133
Advance payments from Germfree (See note 11a)	6,720	-
Accrued expenses and other payables	2,789	2,218
Income tax payable	767	740
Employees and related payables	1,634	1,079
Other payable related parties	-	52
Advance payments on account of grant	2,733	2,180
Short-term loans	1,186	650
Current maturities of finance leases	62	18
Current maturities of operating leases	465	216
Short-term and current maturities of convertible loans	1,931	2,670
TOTAL CURRENT LIABILITIES	31,700	16,407

LONG-TERM LIABILITIES:
Non-current operating leases	$1,318	$96
Loans payable	2,762	-
Convertible loans	5,296	18,967
Retirement benefits obligation	96	-
Finance leases	1	4
Contingent consideration (see note 4)	4,825	-
Other long-term liabilities	371	61
TOTAL LONG-TERM LIABILITIES	14,669	19,128
TOTAL LIABILITIES	46,369	35,535

CAPITAL DEFICIENCY:
Common stock of $0.0001 par value: Authorized at June 30, 2024 and December 31, 2023: 145,833,334 shares; Issued at June 30, 2024 and December 31, 2023: 47,212,473 and 32,163,630 shares, respectively; Outstanding at June 30, 2024 and December 31, 2023: 46,925,906 and 31,877,063 shares, respectively	$5	$3
Additional paid-in capital	180,752	156,837
Accumulated other comprehensive income	302	65
Treasury stock 286,567 shares as of June 30, 2024 and December 31, 2023	(1,266)	(1,266)
Accumulated deficit	(195,291)	(176,622)
Equity attributable to Orgenesis Inc.	(15,498)	(20,983)
Non-controlling interest	(294)	-
TOTAL CAPITAL DEFICIENCY	(15,792)	(20,983)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$30,577	$14,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$246	$113	$387	$255
Cost of revenues	538	3,232	1,030	5,954
Gross profit	(292)	(3,119)	(643)	(5,699)
Cost of development services and research and development expenses	1,489	3,527	3,859	6,808
Amortization of intangible assets	226	208	379	415
Change in Contingent consideration	182	-	182	-
Selling, general and administrative expenses including credit losses of $2,725 for the six months ended June 30, 2024 and $(500) for the three months ended June 30, 2024 and $24,367 for the six months ended June 30, 2023 and $14,878 for the three months ended June 30, 2023	2,061	18,216	8,117	31,744
Operating loss	4,250	25,070	13,180	44,666
Loss from deconsolidation of OBI and Octomera (see note 4)	-	5,343	66	5,343
Other income, net	(8)	-	(8)	(2)
Credit loss on convertible loan receivable	-	-	-	2,688
Loss from extinguishment in connection with convertible loan	-	-	141	283
Financial expenses, net	815	692	1,667	1,373
Convertible loans induced conversion expenses	4,304	-	4,304	-
Share in net loss profit of associated companies	-	(3)	-	(1)
Loss before income taxes	9,361	31,102	19,350	54,350
Tax expenses	5	91	21	220
Net loss	9,366	31,193	19,371	54,570
Net loss attributable to non-controlling interests (including redeemable)	(462)	(5,650)	(702)	(9,557)
Net loss attributable to Orgenesis Inc.	$8,904	$25,543	$18,669	$45,013
Loss per share:
Basic and diluted	$0.23	$0.76	$0.52	$1.63

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	38,860,727	28,603,597	35,979,567	27,546,229

Comprehensive loss:
Net loss	$9,366	$31,193	$19,371	$54,570
Other comprehensive loss (income) - translation adjustments	(176)	11	(237)	52
Release of translation adjustment due to deconsolidation of Octomera	-	(384)	-	(384)
Comprehensive loss	9,190	30,820	19,134	54,238
Comprehensive loss attributed to non-controlling interests	(462)	(5,650)	(702)	(9,557)
Comprehensive loss attributed to Orgenesis Inc.	$8,728	$25,170	$18,432	$44,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2024	31,877,063	$3	$156,837	$65	$(1,266)	$(176,622)	$(20,983)	$-	$(20,983)
Changes during the six months ended June 30, 2024:
Stock-based compensation	-	-	215	-	-	-	215	-	215
RSUs vested	82,996	*	(*)	-	-	-	(*)	-	(*)
Exercise of options	25,000	*	13	-	-	-	13	-	13
Issuance of shares to service providers	664,000	*	690	-	-	-	690	-	690
Exchange of convertible loans for equity	11,829,128	1	20,310	-	-	-	20,311	-	20,311
Issuance of warrants with respect to convertible loans	-	-	31	-	-	-	31	-	31
Issuance of shares and warrants	2,422,719	*	2,496	-	-	-	2,496	-	2,496
NCI arising from Octomera reconsolidation	-	-	-	-	-	-	-	408	408
Issuance of shares due to exercise of warrants	25,000	*	19	-	-	-	20	-	20
Extinguishment in connection with convertible loan restructuring	-		141	-	-	-	141	-	141
Comprehensive income (loss) for the period	-	-	-	237	-	(18,669)	(18,432)	(702)	(19,134)
Balance at June 30, 2024	46,925,906	$5	$180,752	$302	$(1,266)	$(195,291)	$(15,498)	$(294)	$(15,792)

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2023	25,545,755	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the six months ended June 30, 2023:
Stock-based compensation	-	-	311	-	-	-	311	-	311
Issuance of shares and warrants net of issuance costs	1,947,368	*	3,341	-	-	-	3,341	-	3,341
Issuance of shares due to exercise of warrants	973,684	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(9,406)	-	-	-	(9,406)	-	(9,406)
Comprehensive loss for the period	-	-	-	(52)	-	(45,013)	(45,065)	(150)	(45,215)
Balance at June 30, 2023	28,466,807	$3	$154,743	$62	$(1,266)	$(166,274)	$(12,732)	$-	$(12,732)

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Receipts on Account of Shares to be Allotted	Accumulated Other Comprehensive Income	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at April 1, 2024	34,338,782	$4	$159,650	$155	$126	$(1,266)	$(186,386)	$(27,717)	$168	$(27,549)
Changes during the three months ended June 30, 2024:
Stock-based compensation	-	-	129	-	-	-	-	129	-	129
RSUs vested	82,996	*	(*)	-	-	-	-	(*)	-	(*)
Exercise of options	25,000	*	13	-	-	-	-	13	-	13
Issuance of shares to service providers	500,000	*	464	-	-	-	-	464	-	464
Exchange of convertible loans for equity	11,829,128	1	20,310	-	-	-	-	20,311	-	20,311
Issuance of warrants with respect to convertible loans	-	-	31	-	-	-	-	30	-	30
Issuance of shares and receipts on account of shares and warrants to be allotted	150,000	*	155	(155)	-	-	-	-	-	-
Comprehensive income (loss) for the period	-	-	-	-	176	-	(8,904)	(8,728)	(462)	(9,190)
Balance at June 30, 2024	46,925,906	$5	$180,752	$-	$302	$(1,266)	$(195,291)	$(15,498)	$(294)	$(15,792)

*	Represents an amount lower than $1 thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Shares	Accumulated Deficit	Equity Attributed to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at April 1, 2023	27,861,543	$3	$151,020	$(311)	$(1,266)	$(140,731)	$8,715	$1,274	$9,989
Changes during the three months ended June 30, 2023:
Stock-based compensation to employees and directors	-	-	152	-	-	-	152	-	152
Issuance of shares and warrants net of issuance costs	-	-	(100)	-	-	-	(100)	-	(100)
Issuance of shares due to exercise of warrants	605,264	*	-	-	-	-		-
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(5,735)	-	-	-	(5,735)	-	(5,735)
Comprehensive income (loss) for the period	-	-	-	(11)	-	(25,543)	(25,554)	86	(25,468)
Balance at June 30, 2023	28,466,807	$3	$154,743	$62	$(1,266)	$(166,274)	$(12,732)	$-	$(12,732)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,371)	$(54,570)
Adjustments required to reconcile net loss to net cash used in operating activities:

Stock-based compensation	936	311
Convertible loans induced conversion expenses	4,304	-
Loss from deconsolidation of OBI and Octomera	66	5,343
Share in income of associated companies, net	-	(1)
Depreciation and amortization expenses	1,087	1,175
Credit loss on convertible loan receivable	-	2,688
Credit loss related to OBI	2,049	-
Effect of exchange differences on inter-company balances	(48)	214
Net changes in operating leases	24	(67)
Change in Contingent consideration	182	-
Interest expenses accrued on loans and convertible loans	1,192	300
Loss from extinguishment in connection with convertible loan restructuring	141	283

Changes in operating assets and liabilities:
Accounts receivable	(70)	30,144
Prepaid expenses and other accounts receivable	1,592	(1,857)
Inventory	34	(389)
Other assets	(1)	4
Change in related parties, net	(1)	-
Accounts payable	(2,466)	2,891
Accrued expenses and other payables	12	245
Employee and related payables	(8)	123
Deferred taxes, net	(2)	9
Net cash used in operating activities	$(10,348)	$(13,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(205)	(1,796)
Cash acquired from acquisition of Octomera	139	-
Impact to cash resulting from deconsolidation of OBI	(5)	-
Impact to cash resulting from deconsolidation of Octomera	-	(973)
Investment in long-term deposits	2	(33)
Net cash used in investing activities	$(69)	$(2,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	2,528	3,341
Proceeds from issuance of convertible loans	75	5,485
Proceeds from transaction with redeemable non-controlling interest that do not acquire control of a subsidiary	-	5,000
Repayment of convertible loans	-	(3,000)
Repayment of short and long-term debt	(145)	(30)
Proceeds from issuance of loans payable	947	-
Receipt from Germfree (see note 11a)	6,720	-
Net cash provided by financing activities	$10,125	$10,796

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(292)	$(5,160)

EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(31)	18

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,479	6,369

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,156	$1,227

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES

Exchange of convertible loans for equity	16,007	-
Right-of-use assets obtained in exchange for new operation lease liabilities	$191	$753
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$-	$14
Extinguishment in connection with convertible loan restructuring	$-	$287

CASH PAID DURING THE PERIOD FOR:
Interest	$4	$785

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

(U.S. Dollars in thousands, except share and loss per share amounts)

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

As of the date of this report, the Company operates two segments:

●	The “Octomera” segment which includes the Company’s POCare Services that are performed in decentralized hubs which provide harmonized and standardized services to customers (“POCare Centers”). The Company’s subsidiary, Octomera LLC, holds all of the Octomera segment activities.

●	The “Therapies” segment which includes therapy related activities.

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

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is listed and traded on the Nasdaq Capital Market under the symbol “ORGS.” On September 27, 2023, the Company received a notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). On April 17, 2024, the Company received a notice (the “Notice”) from the Staff in which it determined that in accordance with Listing Rule 5810(c)(2)(A), the Staff stated that it could not accept a plan to regain compliance and the Staff stated that the Company’s securities would be delisted from The Nasdaq Capital Market unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. As permitted by the Notice, the Company timely requested a hearing before the Panel, which request stayed any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. On June 6, 2024, the Company met with the Panel regarding the Company’s potential delisting from The Nasdaq Stock Market as a result of its violation of the Bid Price Rule and non-compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b). On June 8, 2024, the Company received the Panel’s decision which granted the Company until October 14, 2024 to regain compliance with the Bid Price and Equity Rules. If the Company is unable to regain compliance with the listing standards of the Nasdaq Capital Market by October 14, 2024, the Company’s securities may be delisted from The Nasdaq Stock Market.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b.	Liquidity

Through June 30, 2024, the Company had an accumulated deficit of $195,291 and for the six months ended June 30, 2024 incurred negative operating cashflows of $10,348. The Company’s activities have been funded by generating revenue, through offerings of its securities, and through proceeds from loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its activities.

The Company will need to use mitigating actions such as seeking additional financing, refinancing, or amending the terms of existing loans, or postponing expenses that are not based on firm commitments. In order to fund its operations until such time that the Company can generate sustainable positive cash flows, the Company will need to raise additional funds. For the six months ended June 30, 2024 and as of the date of this report, the Company has assessed its financial condition and concluded that based on current and projected cash resources and commitments, as well as other factors mentioned above, there is substantial doubt about its ability to continue as a going concern. The Company is planning to raise additional capital to continue its operations and to repay its outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce or delay expenditures. In May 2024, the Company entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007,372 of outstanding principal and accrued interest were exchanged for the right to receive an aggregate of 15,776,947 shares of Common Stock. The Company may also exchange some of its other outstanding loans and accounts payable for securities of the Company. There can be no assurance that the Company will be able to raise additional capital on acceptable terms, or at all, or be able to exchange its outstanding loans and accounts payable for securities of the Company.

The Company’s Common Stock is listed for trading on the Nasdaq Capital Market. As mentioned above, the Company must satisfy Nasdaq’s continued listing requirements. Failure to meet continuing listing requirements risks delisting, which may make it more difficult to raise additional capital.

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

b. Significant accounting policies

The accounting policies adopted are consistent with those of the previous financial year except as described below:

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, the amount of revenues and expenses, determination of loss on deconsolidation, valuation of investments, purchase price allocations, goodwill impairment, and assessment of credit losses and purchase price allocation including contingent consideration. Actual results could differ from those estimates.

Recently issued accounting pronouncements, not yet adopted

Improvements to Reportable Segments Disclosures

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting–Improvements to Reportable Segments Disclosures (Topic 280)” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures; and (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure or measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of these amendments on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740)–Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require that public entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU also requires that all entities disclose, on an annual basis, (1) the amount of income taxes paid disaggregated by federal, state, and foreign taxes, (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid, (3) income or loss from continuing operations before income tax expense or benefit disaggregated between domestic and foreign, and (4) income tax expense or benefit from continuing operations disaggregated by federal, state, and foreign. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of these amendments on its consolidated financial statements.

NOTE 3 – SEGMENT INFORMATION

Segment data for the six months ended June 30, 2024 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$50	$360	$(23)	$387
Cost of revenues*	(1,047)	(329)	710	(666)
Gross profit	(997)	31	687	(279)
Cost of development services and research and development expenses*	(3,251)	(1,031)	697	(3,585)
Operating expenses*	(546)	(7,037)	(646)	(8,229)
Loss from deconsolidation	-	-	(66)	(66)
Other income	-	8	-	8
Depreciation and amortization	(870)	(387)	170	(1,087)
Loss from extinguishment in connection with convertible loan	-	(141)	-	(141)
Financial income (expenses), net	(554)	(1,237)	124	(1,667)
Convertible loans induced conversion expenses	-	(4,304)	-	(4,304)
Income (loss) before income taxes	$(6,218)	$(14,098)	$966	$(19,350)

*	Excluding Depreciation, amortization expenses

Segment data for the six months ended June 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$240	$-	$255
Cost of revenues*	(5,084)	(398)	-	(5,482)
Gross profit	(5,069)	(158)	-	(5,227)
Cost of development services and research and development expenses*	(4,501)	(2,051)	-	(6,552)
Operating expenses*	(27,990)	(3,722)	-	(31,712)
Loss from deconsolidation of Octomera	-	-	(5,343)	(5,343)
Other income, net	2	-	-	2
Depreciation and amortization	(779)	(396)	-	(1,175)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Credit losses on convertible loan receivable	-	(2,688)	-	(2,688)
Financial Expenses, net	(495)	(879)	1	(1,373)
Share in net income of associated companies	-	1	-	1
Loss before income taxes	$(38,832)	$(10,176)	$(5,342)	$(54,350)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended June 30, 2024 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$21	$225	$-	$246
Cost of revenues*	(110)	(179)	-	(289)
Gross profit	(89)	46	-	(43)
Cost of development services and research and development expenses*	(1,466)	148	-	(1,318)
Operating expenses*	(483)	(1,518)	(182)	(2,183)
Other income	-	8	-	8
Depreciation and amortization	(440)	(193)	(73)	(706)
Financial income (expenses), net	(264)	(551)	-	(815)
Convertible loans induced conversion expenses	-	(4,304)	-	(4,304)
Income (loss) before income taxes	$(2,742)	$(6,364)	$(255)	$(9,361)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended June 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$3	$110	$-	$113
Cost of revenues*	(2,776)	(220)	-	(2,996)
Gross profit	(2,773)	(110)	-	(2,883)
Cost of development services and research and development expenses*	(2,420)	(975)	-	(3,395)
Operating expenses*	(16,787)	(1,408)	-	(18,195)
Loss from deconsolidation of Octomera	-	-	(5,343)	(5,343)
Depreciation and amortization	(394)	(203)	-	(597)
Financial expenses, net	(229)	(464)	1	(692)
Share in net income of associated companies	-	3	-	3
Loss before income taxes	$(22,603)	$(3,157)	$(5,342)	$(31,102)

*	Excluding Depreciation, amortization expenses

NOTE 4 – RECONSOLIDATION OF OCTOMERA LLC

Pursuant to the MM UPA signed on January 29, 2024, the Company and MM agreed to the following:

1.	Consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three-year period 2025-2027, then the Company will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If the Company sells Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay MM 5% of the net proceeds.

2.	MM’s designated members of the Board of Managers of Octomera resigned and the Company amended the Second Amended and Restated Limited Liability Company Agreement of Octomera (the “Octomera LLC Agreement”) to be a single member agreement reflecting the transactions consummated under the UPA, such that MM no longer (i) is a member of Octomera or a party to the Octomera LLC Agreement, or (ii) has a right to appoint members of the board of managers of Octomera.

3.	10 secured promissory notes between Orgenesis Maryland LLC and MM, reflecting an aggregate outstanding principal amount of $2,600 (the “Notes”), were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by Orgenesis Maryland LLC in favor of MM that secured the obligations under the Notes.

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

The following table summarizes the allocation of purchase price to the fair values of the assets acquired and liabilities assumed as of the Transaction date:

(in thousands)
Total Contingent consideration to MM for royalty and milestone payments	$4,643

Total assets acquired:
Cash and cash equivalents	$139
Property, plants and equipment, net	17,852
Other Assets	3,478
Total assets	$21,469

Total liabilities assumed:
Total current liabilities	$(12,518)
Total long-term liabilities	(5,628)
Total liabilities	$(18,146)

Know how Technology	1,728

Total Net Assets	$5,051
Fair-Value of Non-controlling interests	(408)
Total liability to MM	$4,643

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

Key inputs for the fair values valuation are summarized below.

Key Valuation Inputs	Jan 29, 2024
Discount rate	40%
Risk-free interest rate	4.4%
Average 5 years revenue growth	50%

The Company incurred transaction costs of approximately $50 and $0 during the six and three months ended June 30, 2024 respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations.

The revenues and net loss of Octomera from January 1, 2024 until the reconsolidation date were $23 and $1,244 respectively.

Fair value assumptions used in accounting for contingent consideration

On January 29, 2024, in connection with the PPA study of Octomera LLC, the Company recognized a contingent consideration to pay MM based on two components:

1. Royalties based on revenues in 2025, 2026 and 2027, and;

2. An earnout amount, which is dependent on a future triggering event being either an IPO or exit.

The estimated fair value of the contingent consideration is based on management’s assessment of whether, and at what level, the financial metrics will be achieved, and the present value factors associated with the timing of the payments. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value, which was $4,643 as of January 29, 2024. As of June 30, 2024, the fair value was $4,825. Changes in the fair value of contingent consideration are recorded in operating expenses. The total revaluation expense for the period ended June 30, 2024 was $182.

Key inputs for the simulation are summarized below.

Key Valuation Inputs	Jan 29, 2024	June 30, 2024
Standard Deviation	13.5%	13.5%
Risk-free interest rate	4.4%	4.6%
Possible trigger event examination	Year 10	Year 10
Average 5 years revenue growth	50%	50%
Trigger events	30%	30%
Revenues multiple	10	9.75

*	Based on a Monte Carlo simulation analysis of 30,000 iterations

Deconsolidation of Orgenesis Biotech Israel Limited (“OBI”)

On February 14, 2024, following a claim for payment by employees of OBI, a fully owned subsidiary of Octomera of past salaries due, the district court in Haifa, Israel appointed a trustee to run the affairs of OBI. As a result of this appointment, effective February 14, 2024, the Company no longer controls OBI and has ceased to consolidate the results of OBI into its consolidated results. The Company recognized a loss as a result of the deconsolidation of $66. The Company does not currently believe that rehabilitation is possible and purchased certain OBI equipment.

The Company recorded $2,696 being what it owes to OBI under Accounts payable related Parties on the balance sheet of June 30, 2024.

The following table summarizes the deconsolidated assets and liabilities as of February 14, 2024:

Total assets acquired:
Cash and cash equivalents	$4
Property, plants and equipment, net	2,884
Other Assets	1,422
Total assets	$4,310

Total liabilities assumed:	$4,244
Total Net Assets deconsolidated	$66
Loss from deconsolidation of OBI	$66

NOTE 5 – EQUITY

Private Placement Offering

On March 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 2,272,719 shares of Common Stock at a purchase price of $1.03 per share, Warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $1.50 per share, and further Warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $2.00 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. The Company received gross proceeds of approximately $2.3 million before deducting related offering expenses. The Offering closed on March 5, 2024.

On May 10, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 150,000 shares of the Company’s Common Stock at a purchase price of $1.03 per share, Warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $1.50 per share, and further Warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.00 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. The Company received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024.

NOTE 6 – CONVERTIBLE LOANS

The table below summarizes the Company’s outstanding convertible loans as of June 30, 2024.

Principal Amount at Issuance		Issuance Date	Current Interest Rate	Current Maturity	Current Conversion Price of loan into equity
		(Year)%		(Year)	$

$

	100	2019	8%	2024	1.03
	100	2020	8%	2024	1.03
	1,150	2022	6%	*2023	4.50
	5,000	2023	8%	2026	2.46
	$6,350

*	Was not repaid by June 30, 2024.

The table below summarizes the Company’s outstanding convertible loans as of December 31, 2023.

Principal Amount	Issuance Date	Current Interest Rate	Current Maturity	Current Conversion Price of loan into equity	Note
	(Year)%		(Year)	$
Convertible Loans Outstanding as of December 31, 2023
$750	2018	10%	2026	2.50
1,500	2019	10%	2026	2.50
100	2019	8%	2024	7.00
5,000	2019	10%	2026	2.50
100	2020	8%	2024	7.00
5,000	2022	10%	2026	2.50
1,150	2022	6%	**2023	4.50
5,000	2023	8%	2026	2.46
735	2023	8%	2024	0.85	6a
$19,335

**	Was not yet paid by December 31, 2023.

Debt Exchange Agreements

On May 21, 2024, the Company entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007 of outstanding principal and accrued interest was exchanged for the right to receive an aggregate of 15,776,947 shares of Common Stock of the Company. A total of 11,829,128 shares of Common Stock have been issued pursuant to the debt exchange agreements as of June 30, 2024. The Company reduced the exchange price from $2.50 to $1.03 per share for a total of $14,784 of outstanding principal. As a result, the Company recorded an induced conversion expense equal to the fair value of the incremental consideration, amounting to $4,304.

Additional notes related to changes in convertible loans terms that occurred in 2024

In January 2024, the Company and lender agreed to extend the maturity date of the loan amount to December 31, 2026. In consideration for such extension, the Company issued to the lender warrants to purchase 840,000 shares of Common Stock at an exercise price of $0.85 per share. Based on its analysis, the Company concluded that this change in terms should be accounted for as an extinguishment. The loan amount was included in the debt exchange agreement.

Koligo convertible loan

On September 29, 2023, Koligo entered into a convertible loan agreement with Sai Traders, pursuant to which the Sai Traders agreed to loan Koligo up to $25,000 (the “Sai Convertible Loan”). As of the date of this quarterly report on Form 10-Q, none of the principal of the Sai Convertible Loan had been received by the Company and the Company terminated this loan agreement due to the nonperformance of Sai Traders.

NOTE 7 –LOANS

The table below summarizes the Company’s outstanding long-term loans as of June 30, 2024 and December 31, 2023, respectively:

Principal Amount	Interest Rate	Year of Maturity	June 30, 2024	December 31, 2023
(in thousands)%			(in thousands)
$2,600	10	2034	$2,762	$-

See note 4.

The table below summarizes the Company’s outstanding short-term loans as of June 30, 2024 and December 31, 2023, respectively:

Currency	Interest Rate	June 30, 2024	December 31, 2023
	%	(in thousands)
USD	8	$268	$258
USD	10	814	61
USD	(*)8	-	(**)331
USD	6	90	-
Euro	8	14	-
		$1,186	$650

(*)	Weighted average interest.
(**)	The terms of the loan were amended on January 1, 2024. Under the new terms, the loan became convertible into shares of Common Stock and the lender agreed to extend the maturity date to December 31, 2024. In consideration for such extension, the Company issued to the lender warrants to purchase 360,000 shares of the Company’s Common Stock at a price of $0.85 per share and granted lender the right to convert any part of the outstanding balance of the loan into Common Stock of the Company at the conversion rate of $0.85 per share. Based on its analysis, the Company concluded that this change in terms should be accounted for as a modification. This loan was converted as per the debt exchange agreement. See note 6.

On July 3, 2024, Koligo entered into a loan agreement (the “Loan Agreement” for this paragraph only) with a lender, pursuant to which the lender agreed to loan the Company $2,000 (the “Loan” for this paragraph only) which was received by the Company according to the terms of the Loan Agreement. The Loan shall bear annual 10% simple interest and is payable no later than 90 days after the receipt, subject to extension at the discretion of lender.

NOTE 8 – STOCK-BASED COMPENSATION

a.	Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2024 to June 30, 2024:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	400,000	$0.50-$0.63	Half quarterly over a period of two years and the rest quarterly over a period of four years	$161	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2024 to June 30, 2024
Value of one common share	$0.49-$0.63
Dividend yield	0%
Expected stock price volatility	79%-85%
Risk free interest rate	3.86%-4.28%
Expected term (years)	5.56-6.06

b.	Restricted Stock Units (“RSUs”) Granted to Employees

Below is a table summarizing all the RSUs grants to employees during the period from January 1, 2024 to June 30, 2024:

	No. of Options Granted	Vesting Period	Fair Value at Grant (in thousands)
Employees	50,000	Immediate	$26

c.	Shares and warrants issued to advisors.

Below is a table summarizing all the shares and warrants grants to advisors during the period from January 1, 2024 to June 30, 2024:

Date of issue of share or warrant	Reason for issue of share or warrant	Consideration	Exercise price of warrants	Warrant vesting (subject to continued service provided to Company)	Warrant expiry date
January 25, 2024	Consideration for a past debt	164,000 shares of Common Stock
March 7, 2024	Strategic advisor agreement	500,000 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock	$1.03	One third on March 7, 2024, one third on June 5, 2024, and one third on September 3, 2024.	March 6, 2029
April 18, 2024	Strategic advisor agreement	Warrants to purchase 500,000 shares of Common Stock	$1.03	One third on April 18, 2024, one third on July 18, 2024, and one third on October 18, 2024.	April 17, 2029
April 23, 2024	Strategic advisor agreement	Warrants to purchase 500,000 shares of Common Stock	$1.03	One third on April 16, 2024, one third on July 16, 2024, and one third on October 16, 2024.	April 22, 2029
May 22, 2024	Strategic advisor agreement	Warrants to purchase 475,000 shares of Common Stock	$1.03	One third on May 21, 2024, one third on August 21, 2024, and one third on November 21, 2024.	May 21, 2029

	No. of Warrants Granted	Vesting Period	Fair Value at Grant (in thousands)
Warrants	1,975,000	Over a period of six months	$568
Shares	664,000	N/A	$326

The fair valuation of these shares grants is based on the market value of the share at the date of grant.

The fair valuation of these warrants grants is based on the following assumptions:

During the Period from January 1, 2024 to June 30, 2024
Value of one common share	$0.51-$0.84
Dividend yield	0%
Expected stock price volatility	87%-90%
Risk free interest rate	4.07%-4.68%
Expected term (years)	5

NOTE 9 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$8,904	$25,543	$18,669	$45,013
Adjustment of redeemable non-controlling interest to redemption amount	-	(3,671)	-	-
Net loss attributable to Orgenesis Inc. for loss per share	8,904	$21,872	$18,669	$45,013
Weighted average number of common shares outstanding	38,860,727	28,603,597	35,979,567	27,546,229
Net loss per share	$0.23	$0.76	$0.52	$1.63

For the six months ended June 30, 2024 and June 30, 2023, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Diluted loss per share excludes 14,247,610 shares underlying outstanding options and warrants and 2,313,348 shares issuable upon conversion of convertible loans for the six months ended June 30, 2024, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share excludes 16,917,024 shares underlying outstanding options and warrants and 2,313,348 shares issuable upon conversion of convertible loans for the three months ended June 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 7,673,798 shares underlying outstanding options and warrants and 7,101,236 shares upon conversion of convertible loans for the six months ended June 30, 2023, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share excludes 7,916,597 shares underlying outstanding options and warrants and 5,184,127 shares issuable conversion of convertible loans for the three months ended June 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

NOTE 10 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Revenue stream:
Cell process development services and hospital services	$246	$113	$387	$255
Total	$246	$113	$387	$255

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Revenue earned:
Customer A (United States)	$225	$65	$300	$130
Customer B (United States)	$-	$-	$60	$-
Customer C (United States)	$-	$45	$-	$45
Customer D (United States)	$-	$-	$-	$65

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Balance as of beginning of period	$88	$36,183
Reconsolidation (deconsolidation) of Octomera	82	(5,985)
Additions	380	293
Collections	(822)	(6,045)
Allowances for credit losses	512	(24,388)
Exchange rate differences	-	(52)
Balance as of end of period	$240	$6

The activity for contract liabilities is comprised of:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Balance as of beginning of period	$200	$70
Deconsolidation of Octomera	110	(106)
Deconsolidation of OBI	(60)	-
Additions	110	36
Realizations	(10)	-
Balance as of end of period	$350	$-

NOTE 11 – OTHER SIGNIFICANT TRANSACTIONS AND AGREEMENTS DURING THE SIX MONTHS ENDED JUNE 30, 2024

Asset Purchase and Strategic Collaboration Agreement.

On April 5, 2024, the Company entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by the Company of five Orgenesis Mobile Processing Units and Labs (“OMPULs”) to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to the Company or to third-party lessees designated by the Company. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree is to pay an aggregate purchase price of $8,340 subject to adjustment through a verification mechanism set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, Germfree has paid the Company $6,720 as of June 30, 2024, which has been recorded under current liabilities.

NOTE 12 – LEGAL PROCEEDINGS

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

On September 6, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, Octomera LLC, Orgenesis Biotech Israel Ltd, Theracell Laboratories Private Company and Vered Caplan (collectively, the “defendants”) by Ehud Almon (Plaintiff) for certain finders’ fees and / or royalties related to sales made by an Octomera subsidiary to a Greek entity in the amount of $896 and also for other means of compensation. The Israeli Subsidiary and Vered Caplan filed their statement of defense on January 28, 2024 claiming, inter alia, that the Plaintiff did not serve as a broker, but rather served as the Greek entity’s representative and as such he is not entitled to compensation of any kind from the defendants. It was also clarified that the defendants did not enter into a finder’s agreement with the Plaintiff. Additionally, the Israeli subsidiary and Vered Caplan claimed that the Plaintiff concealed material information from the court, including the signed partnership agreement between the Greek entity’s owner and the Plaintiff, as well as certain criminal charges brought against him in Greece. On February 22, 2024, the Plaintiff filed a request for service of process to deliver the Claim to the Company and the other defendants incorporated outside of Israel. This request was denied on the same day. An appeal filed by the Plaintiff on the aforementioned decision was denied. On May 27, 2024, the Plaintiff filed a new request for service of process to deliver the Claim to the Company and the other defendants incorporated outside of Israel. On May 28, 2024 the request was accepted. The court ruled that the Claim be delivered via courier to the Company and Octomera LLC, and delivered in accordance with the Hague Convention to Theracell Laboratories. After requesting a continuance, the court has ruled that the Plaintiff must file proof of the execution of the aforementioned deliveries until August 15, 2024. According to management’s estimation, since the likelihood of the Plaintiff winning the case is less than fifty percent, no provision was made in the financial statements.

On October 26, 2023, a complaint was filed in the Supreme Court of the State of New York by plaintiffs Southern Israel Bridging Fund Two LP and Mr. Amir Hasidim, against the Company, seeking the payment of $1,150 together with interest in the amount of 6%. In the Complaint plaintiffs alleged the amount provided to the Company was based on a Convertible Loan Agreement dated May 17, 2022, which provided for a loan amount of $5,000. Notwithstanding the Convertible Loan Agreement, on August 21, 2023, Company sent the plaintiffs an offset notice in light of the plaintiffs’ breach of obligations under the Convertible Loan Agreement and the damages caused to the Company as a result of said breach. The Company counter sued as well, seeking damages for Plaintiff’s breach of contract, fraud and harassment. Accordingly, the Company disputes whether it owes plaintiffs the amount sought in the Complaint.

On November 1, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, and Vered Caplan (collectively, the “Defendants”) by Fidelity Venture Capital Ltd. and Dror Atzmon (together – the “Plaintiffs”). The claim is based on two agreements the Company entered into with the Plaintiffs on November 2, 2016: (a) an unsecured convertible note agreements for an aggregate amount of NIS 1 million ($280). The loan bears a monthly interest rate of 2% and will mature on May 1, 2017, unless converted earlier and (b) a consultation agreement which awarded the Plaintiffs 800 thousand warrants. The exercise price of the warrants and conversion price were fixed at $0.52 per share (pre-reverse stock split implemented by the Company in November 2017). On April 27, 2017, and November 2, 2017, the Company entered into extension agreements through November 2, 2017 and May 2, 2018, respectively, in connection with the convertible note agreements. In March 2018, the Plaintiffs submitted a notice of their intention to convert into shares the Company’s common stock, the principal amount of the loan, and accrued interest of approximately $383 outstanding. In addition, the Plaintiffs exercised all the warrants awarded in the consultation agreement. In light of the reverse stock split which took place in November 2017, the Company disagreed with the plaintiffs’ calculations regarding the number of issuable shares of Common Stock. The Company responded to the notice and rejected these contentions in their entirety. In April 2018, the Company terminated the agreements based on several claims, including mistake, intentional misrepresentation and bad faith. Therefore, the Company deposited the shares in total amount of 107,985 issued under those agreements and the principal amount and accrued interest of the loan in an escrow account. The deposit of the principal amount and accrued interest presented as restricted cash in the balance sheet as of December 31, 2023. Based on the calculation difference, in their Claim, the Plaintiffs request damages in the amount of NIS 40,140, and the issuance of 11,869,600 shares of the Company. The Defendants filed their statement of defense on April 15, 2024, in which they raised, among others, the aforementioned claims and additional procedural and substantial claims, including laches. The Claim is scheduled for pretrial which will take place on November 5, 2024. Meanwhile, the parties have agreed to start mediation proceeding in connection with the Claim. According to management’s estimation, since the likelihood of the Plaintiffs winning the case is less than fifty percent, no provision was made in the financial statements.

On July 11, 2024 the Israeli subsidiary reached a settlement agreement sanctioned by the Tel Aviv Magistrate’s court pursuant to which the subsidiary will pay the amount of NIS 427,000 (approximately $114) including VAT to the lessor of leased premises no later than September 30, 2024, which includes a grace period for late payments. As of the date of this quarterly report on Form 10Q, the Company had paid NIS 140,000 (approximately $37), leaving an amount of NIS 286,000 (approximately $76) still due under the settlement agreement. In the event that the Company fails to meet all of its obligations under the settlement agreement, the Company may be liable to pay an additional NIS 211,000 (approximately $12) over and above the amount still due, in respect of claims for unpaid rentals made by the lessor.

Except as described above, the Company is not involved in any pending material legal proceedings.

NOTE 13 – SUBSEQUENT EVENTS

On July 10, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Broaden Bioscience and Technology Corp. (“Broaden”) for the purchase by the Company of the following assets (the “Assets”): The process and algorithms developed by Broaden for processing CAR-T, RACE CAR-T and all oncology products that will enable the Company to develop and sell treatments to third parties, which include Broaden’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals related thereto. Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, the Company will pay Broaden an amount equal to the value of the Assets established by a third party valuation firm not to exceed $11,000 (the “Consideration”), less a debt adjustment relating to $10,767 owed to the Company by Broaden for work performed and invoiced between August 2022 and May 2023 (the “Debt”), as detailed in the Purchase Agreement. The Consideration that exceeds the Debt will be payable at the election of the Company in shares of the Company’s common stock at a price of $3.00 per share or 10% above the market price at such time it is paid, whichever is higher, or a note with amortization in 24 months from the date of the Purchase Agreement, including prepayment provisions.

On July 12, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Theracell Advanced Biotechnology S.A, Theracell Advanced Biotechnology LTD and IDNA Genomics Public Limited (collectively, “Theracell”) for the purchase by the Company of the following assets (the “Assets”) owned by Theracell:

●	50% of the outstanding ownership rights and equity interests in Theracell Laboratories IKE (“Theracell IKE”) not currently owned by the Company so that the Company shall own 100% of the outstanding equity interests of Theracell IKE; and
●	Certain products (the “Products”), which include: (i) the manufacturing processes, algorithms, work instructions, test methods, standard operating procedures and specifications for producing Tumor Infiltrating Lymphocytes (“TILs”) that meet current Good Manufacturing Practice (cGMP) requirements that will enable the Company to potentially use this product as a platform for treating a wide variety of solid tumors; (ii) a 3rd generation GMP lentivirus production process, which is part of a therapy manufacturing process that will enable the Company to potentially treat Beta Thalassemia therapies; (iii) an oncolytic virus cell carrier platform which will enable the Company to potentially develop treatments for an array of cancers; (iv) a process for the potential treatment of mesenchymal stem cells for kidney disorders; (v) a process for controlled isolation of regenerative EVs derived from mesenchymal stem cells for the potential treatment of kidney disorders; and (vi) bioxome encapsulated APIs for improved transdermal delivery and bioavailability for the potential treatment of atopic dermatitis/wound healing; including Theracell’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals relating to Products as further described in the Purchase Agreement.

Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, the Company will pay Theracell an aggregate purchase price of $13,000 (the “Consideration”), which is equal to the value of the Assets established by a third-party valuation firm, less a debt adjustment in the amount of $10,324 which was owed by Theracell to the Company (the “Debt”). The aggregate Consideration will be paid by the Company as follows: (i) $400 will be paid to Theracell within 60 days after signing of the Purchase Agreement, (ii) $250 will be paid to Theracell within one year after signing of the Purchase Agreement, and (iii) the remaining amount (less any Debt) will be paid to Theracell in four equal annual payments beginning on December 30, 2025 and ending on December 30, 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(U.S. Dollars in thousands, except share and loss per share amounts)

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

To achieve these goals, we have developed a collaborative worldwide network of research institutes and hospitals who are engaged in the POCare model, or our POCare Network, and a pipeline of licensed POCare advanced therapies that can be processed and produced under such closed and automated processes and systems, or POCare Therapies. We are developing our pipeline of advanced therapies with the goal of entering into out-licensing agreements for these therapies.

We have two operating segments – our POCare Services and our therapeutic development operations. We conduct our core POCare operations through our wholly-owned subsidiary Octomera LLC which was a consolidated subsidiary of ours until June 30, 2023 and which became a consolidated subsidiary again effective January 29, 2024 when we entered into a unit purchase agreement pursuant to which we acquired all of the equity interests of Octomera LLC.

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

Therapies segment (POCare Therapies)

While the biotech industry struggles to determine the best way to lower the cost of goods and enable CGTs to scale, the scientific community continues to advance and push the development of such therapies to new heights. Clinicians and researchers are excited by many new tools (such as new generations of industrial viruses and big data analysis for genetic and molecular data) and technologies (CRISPR, mRNA, etc.) available, often at a low cost, to perform advanced research in small labs. Most new therapies arise from research at academic institutions or at small spinouts from such institutions. Though such research efforts may manage to progress into a clinical stage, utilizing lab- or hospital-based production solutions, they generally lack the resources to continue the development of such drugs to market approval.

Historically, drug/therapeutic development has required investments of hundreds of millions of dollars to be successful. One significant cause for the high cost is that each therapy often requires unique production facilities and technologies that must be subcontracted or built. Furthermore, the cost of production during the clinical stage is extremely expensive, and the cost of the clinical trial itself is very high. Given these financial restraints, researchers and institutions hope to out-license their therapeutic products to large biotech companies or to spin out new companies and conduct large fundraising rounds. In many cases, however, they lack the resources and the capability to de-risk their therapeutic candidates enough to be attractive for such fundings or partnership.

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

The ability to produce these products at low cost allows for an expedited development process, and partnership with hospitals around the globe allows for joint grants and lower costs of clinical development. The POCare Therapies division reviews many therapies available for out-licensing and selects the ones they believe have the highest market potential and chance of clinical success and can benefit the most from a point of care approach. It assesses such issues by utilizing its global POCare Network and its internal know-how accumulated over a decade of involvement in the field.

The goal of this in-licensing is to quickly adapt such therapies to a point-of- care approach through regional partnerships, and to out-license the products for market approval in non-core geographical regions. This approach lowers overall development costs by minimizing our pre-clinical development costs and enabling us to receive additional funding from grants and/or payments by regional partners.

Significant developments during the six-months ended June 30, 2024

On January 29, 2024 (“Closing” or “Transaction date” or “Reconsolidation date”), we and Metalmark Capital Partners (“MM”) entered into a Unit Purchase Agreement (the “MM UPA”), pursuant to which we acquired all of the preferred units of Octomera previously owned by MM and reconsolidated Octomera into our accounts with immediate effect (the “MM acquisition”). As consideration for the MM Acquisition, we and MM agreed to the following consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three-year period 2025-2027, then we will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If we sell Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, then we will pay MM 5% of the net proceeds of that sale.

Pursuant to the MM acquisition, MM’s designated members of the Board of Managers of Octomera resigned, and we amended the Second Amended and Restated Limited Liability Company Agreement of Octomera (the “Octomera LLC Agreement”) to be a single member agreement reflecting the MM acquisition, such that MM no longer (i) was a member of Octomera or a party to the Octomera LLC Agreement, or (ii) had the right to appoint members of the board of managers of Octomera.

In addition, 10 secured promissory notes between Orgenesis Maryland LLC and MM, reflecting an aggregate outstanding principal amount of $2,600 (the “Notes”), were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by Orgenesis Maryland LLC in favor of MM that secured the obligations under the Notes.

On February 14, 2024, following a claim for payment by employees of OBI (a fully owned subsidiary of Octomera) of past salaries due, the district court in Haifa, Israel appointed a trustee to run the affairs of OBI. As a result of this appointment, effective February 14, 2024, we no longer controls OBI and have ceased to consolidate the results of OBI into our consolidated results. We recognized a loss as a result of the deconsolidation of $66. We do not currently believe that rehabilitation of OBI is possible, and we purchased certain of OBI’s equipment.

On March 3, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 2,272,719 shares of our Common Stock at a purchase price of $1.03 per share, Warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $1.50 per share, and Warrants to purchase up to 2,272,719 shares of Common Stock at an exercise price of $2.00 per share, all such Warrants exercisable immediately and expiring five years from the date of their issuance. We received gross proceeds of approximately $2,300 before deducting related offering expenses. The Offering closed on March 5, 2024.

On April 5, 2024, we entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc. (“Germfree”), for the sale by us of five OMPULs to Germfree, which are to be incorporated into Germfree’s lease fleet and leased back to us or to third-party lessees designated by us. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree is to pay us an aggregate purchase price of $8,340 subject to adjustment through a verification mechanism set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, Germfree has paid us $6,720 as of June 30, 2024.

On May 10, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 150,000 shares of our Common Stock at a purchase price of $1.03 per share, Warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $1.50 per share, and further Warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $2.00 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. We received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024.

On May 21, 2024 we entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007 of outstanding principal and accrued interest was exchanged for the right to receive an aggregate of 15,776,947 shares of common stock, par value $0.0001 per share, of our Common Stock, of which $14,860 was exchanged for shares at an exchange price of $1.03 per share of Common Stock and $1,147 was exchanged for shares at an exchange price of $0.85 per share of Common Stock.

On September 27, 2023, we received a notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). On April 17, 2024, we received a notice (the “Notice”) from the Staff which stated that it could not accept a plan to regain compliance and the Staff stated that our securities would be delisted from The Nasdaq Capital Market unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. As permitted by the Notice, we timely requested a hearing before the Panel, which request stayed any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. On June 6, 2024, we met with the Panel regarding our potential delisting from The Nasdaq Stock Market as a result of our violation of the Bid Price Rule and non-compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b). On June 8, 2024, we received the Panel’s decision which granted us until October 14, 2024 to regain compliance with the Bid Price and Equity Rules. If we are unable to regain compliance with the listing standards of the Nasdaq Capital Market by October 14, 2024, our securities may be delisted from The Nasdaq Stock Market.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023.

The following table presents our results of operations for the three months ended June 30, 2024 and 2023:

	Three-Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Revenues	$246	$113
Cost of revenues	538	3,232
Total revenues	(292)	(3,119)
Cost of development services and research and development	1,489	3,527
Amortization of intangible assets	226	208
Royalties and exit option to MM	182	-
Selling, general and administrative expenses	2,061	18,216
Operating loss	4,250	25,070
Other income, net	(8)	-
Financial expenses, net	815	692
Convertible loans induced conversion expenses (See note 4)	4,304	-
Share in net loss of associated company	-	(3)
Loss from deconsolidation of Octomera	-	5,343
Loss before income taxes	9,361	31,102
Tax expense	5	91
Net loss	$9,366	$31,193

Revenues

Our revenues for the three months ended June 30, 2024 were $246, as compared to $113 for the three months ended June 30, 2023, representing an increase of 118%. The revenues were from hospital services provided by Koligo.

Expenses

Cost of revenue

	Three-Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Salaries and related expenses	$179	$1,091
Stock-based compensation	1	1
Professional fees and consulting services	21	1,071
Raw materials	40	482
Depreciation expenses, net	249	236
Other expenses	48	351
Total	$538	$3,232

Cost of revenues for the three months ended June 30, 2024 were $538, as compared to $3,232 for the three months ended June 30, 2023, representing a decrease of 83%. The decrease was mainly attributable to reduced Octomera segment cost of revenues including the deconsolidation of OBI, cost savings initiatives, and the reduction of activities in the Korean subsidiary. The decrease was mainly manifested in a decline in salaries and related expenses, professional fees and consulting services, and raw materials.

Cost of development services and research and development expenses

	Three Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Salaries and related expenses	$1,558	$1,856
Stock-based compensation	49	79
Professional fees and consulting services	(756)	805
Lab expenses	30	128
Depreciation expenses, net	171	132
Other research and development expenses	536	587
Less – grant	(99)	(60)
Total	$1,489	$3,527

Cost of development services and research and development for the three months ended June 30, 2024 were $1,489, as compared to $3,527 for the three months ended June 30, 2023, representing a decrease of 58%.

The decrease is mainly attributable to cost savings in the Octomera segment, including the deconsolidation of OBI, reduction of activities in the German subsidiary, and a reversal in the amount of $1,327 of an accrual of professional services.

Selling, General and Administrative Expenses

	Three-Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Salaries and related expenses	$1,088	$1,088
Stock-based compensation	79	71
Accounting and legal fees	830	794
Professional fees	(862)	525
Rent and related expenses	94	48
Business development	721	151
Depreciation expenses, net	60	21
Other general and administrative expenses	551	640
Credit losses	(500)	14,878
Total	$2,061	$18,216

Selling, general and administrative expenses for the three months ended June 30, 2024 were $2,061, as compared to $18,216 for the three months ended June 30, 2023, representing a decrease of 89%. The decrease was mainly attributable to 1) a decline in Professional fees as a result of invoice cancellations in the amount of $705 no longer required to be paid and a waiver of fees by a director in the amount of $315; 2) credit losses mainly in the Octomera segment reported in the three months ended June 30, 2023 of $14,878 compared to $(500) credit losses in the three months ended June 30, 2024, offset by 3) an increase in business development expenses as a result of warrants granted to advisers.

Financial Expenses, net

	Three-Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Interest expense on convertible loans and loans	$639	$597
Foreign exchange loss, net	196	94
Other expenses (income)	(20)	1
Total	$815	$692

Financial expenses, net for the three months ended June 30, 2024 were $815, as compared to $692 for the three months ended June 30, 2023, representing an increase of 18%. The increase was mainly due to an increase in foreign exchange losses.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023.

The following table presents our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Revenues	$387	$255
Cost of revenues	1,030	5,954
Total revenue	(643)	(5,699)
Cost of development services and research and development	3,859	6,808
Amortization of intangible assets	379	415
Royalties and exit option to MM	182	-
Selling, general and administrative expenses included credit losses of $24,367 for the six months ended June 30, 2023	8,117	31,744
Operating loss	13,180	44,666
Other income, net	(8)	(2)
Loss from extinguishment in connection with convertible loan	141	283
Credit loss on convertible loan receivable	-	2,688
Financial expenses, net	1,667	1,373
Convertible loans induced conversion expenses (See note 4)	4,304	-
Share in net loss of associated company	-	(1)
Loss from deconsolidation of Octomera	66	5,343
Loss before income taxes	19,350	54,350
Tax (income) expense	21	220
Net loss	$19,371	$54,570

Revenues

Our revenues for the six months ended June 30, 2024 were $387, as compared to $255 for the six months ended June 30, 2023, representing an increase of 52%.The revenues were from hospital services provided by Koligo.

Expenses

Cost of revenues

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Salaries and related expenses	$431	$2,204
Stock-based compensation	2	3
Professional fees and consulting services	40	1,878
Raw materials	53	710
Depreciation expenses, net	364	472
Other expenses	140	687
Total	$1,030	$5,954

Cost of revenues for the six months ended June 30, 2024 were $1,030, as compared to $5,954 for the six months ended June 30, 2023, representing a decrease of 83%. The decrease was mainly attributable to reduced Octomera segment cost of revenues, particularly as a result of the deconsolidation of OBI and reduced activities at the Korean subsidiary, as well as our accounting for Octomera segment cost of revenues from the Reconsolidation date compared to accounting for the full six months of cost of revenues in the six months ended June 30, 2023, where Octomera was a consolidated subsidiary.

Cost of development services and research and development expenses

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Salaries and related expenses	$2,923	$3,484
Stock-based compensation	85	163
Professional fees and consulting services	(289)	1,601
Lab expenses	97	304
Depreciation expenses, net	274	256
Other research and development expenses	941	1,141
Less – grant	(172)	(141)
Total	$3,859	$6,808

Cost of development services and research and development for the six months ended June 30, 2024 were $3,859, as compared to $6,808 for the six months ended June 30, 2023, representing a decrease of 43%.

The decrease in salaries and related expenses, lab expenses and other research and development expenses is 1) attributable to our accounting for Octomera segment cost of development services and research and development expenses from the reconsolidation date compared to accounting for the full six months in the six months ended June 30, 2023 where Octomera was a consolidated subsidiary; 2) cost savings in the Octomera segment; 3) the deconsolidation of OBI; as well as a reversal in the amount of $1,327 of an accrual related to professional fees.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Salaries and related expenses	$1,794	$2,261
Stock-based compensation	128	144
Accounting and legal fees	1,695	2,344
Professional fees	(339)	886
Rent and related expenses	150	114
Business development	885	361
Depreciation expenses, net	70	32
Other general and administrative expenses	1,009	1,235
Credit losses	2,725	24,367
Total	$8,117	$31,744

Selling, general and administrative expenses for the six months ended June 30, 2024 were $8,117, as compared to $31,744 for the six months ended June 30, 2023, representing a decrease of 74%.

The decrease was mainly as a result of a decrease in 1) salaries and related expenses mainly in the Octomera segment as a result of cost savings and where expenses were accounted for in 2024 from the reconsolidation date as compared to the entire six months ended June 30, 2023 where Octomera was a consolidated subsidiary; 2) accounting and legal fees which in the six months ended June 30, 2023 included charges for increased activities undertaken, not undertaken in the six months ended June 30, 2024; 3) professional fees as a result of invoice cancellations in the amount of $705 no longer required to be paid and a waiver of fees by a director in the amount of $315; 4) credit losses of $2,725 incurred in the six months ended June 30, 2024 compared to $24,367 for the six months ended June 30, 2023 mainly in the Octomera segment, offset by 4) an increase in business development expenses as a result of warrants granted to advisers.

Credit Loss

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Credit loss on convertible loans	$-	$2,688

Credit losses for the six months ended June 30, 2024 were $0 compared to $2,688 for the six months ended June 30, 2023. This was attributable to a provision created for a possible credit loss on a loan in the six months ended June 30, 2023.

Financial Expenses, net

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Interest expense on convertible loans and loans	$1,441	$1,129
Foreign exchange loss, net	245	242
Other expenses (income)	(19)	2
Total	$1,667	$1,373

Financial expenses, net for the six months ended June 30, 2024 were $1,667, as compared to $1,373 for the six months ended June 30, 2023, representing an increase of 21%. The increase was mainly due to interest on new loan agreements entered into.

Working Capital

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Current assets	$2,348	$4,076
Current liabilities	31,700	16,407
Working capital	$(29,352)	$(12,331)

Current assets decreased by $1,728 between December 31, 2023 and June 30, 2024 The decrease was mainly attributable to a decline in cash and cash equivalents, prepaid expenses, and receivables from related parties.

Current liabilities increased by $15,293 between December 31, 2023 and June 30, 2024 The increase was mainly attributable to:

●	the reconsolidation of Octomera which included an increase in accounts payable, accrued expenses and other payables, employees and related payables, and advance payments on account of grants;
●	the deconsolidation of OBI where we recorded an increase in accounts payable to related parties;
●	the Germfree receipt which was recorded in current liabilities.

The above increases were offset by a decline in current maturities of convertible loans, converted to equity.

Liquidity and Financial Condition

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)

Net loss	$(19,371)	$(54,570)
Net cash used in operating activities	(10,348)	(13,154)
Net cash used in investing activities	(69)	(2,802)
Net cash provided by financing activities	10,125	10,796
Increase in cash and cash equivalents	$(292)	$(5,160)

During the six-month ended June 30, 2024, we funded our operations from operations as well as from proceeds raised from equity and debt offerings.

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $10,348, as compared to net cash used in operating activities of approximately $13,154 for the six months ended June 30, 2023.

The decline was mainly as a result of:

● a net loss of $19,371 for the six months ended June 30, 2024 compared to a net loss of $54,570 for the six months ended June 30, 2023;

● non-cash items incurred in the six months ended June 30, 2023 that were not incurred in the six months ended June 30, 2024

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $69, as compared to net cash used in investing activities of approximately $2,802 for the six months ended June 30, 2023. The change was mainly as a result of a decline in purchases of property and equipment and the cash impact from the deconsolidation of Octomera which incurred in the six months ended June 30, 2023 not incurred in the six months ended June 30, 2024.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $10,125, as compared to net cash provided by financing activities of approximately $10,796 for the six months ended June 30, 2023. The decrease was mainly attributable to proceeds raised from equity investments in the amount of $2,528 in the six months ended June 30, 2024 as compared to $3,441 in the six months ended June 30, 2023. In addition, in the six months ended June 30, 2024, we raised convertible loans in the amount of $75 compared to $5,485 in the six months ended June 30, 2023. These decreases were offset by the receipt of $6,720 from Germfree received in the six months ended June 30, 2024.

Liquidity & Capital Resources Outlook

Through June 2024, we had an accumulated deficit of and for the six months ended June 30, 2024 incurred negative operating cashflows of $10,348. Our activities have been funded by generating revenue, proceeds from convertible loan agreements, and through offerings of our securities. There is no assurance that our business will generate sustainable positive cash flows to fund our operations.

The estimation and execution uncertainty regarding our future cash flows and management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

Due to our financial position, we will need to seek additional financing, refinance or amend the terms of existing convertible loans, and/or postpone expenses that are not based on firm commitments. In order to fund our operations until such time that we can generate sustainable positive cash flows, we will need to raise additional funds. As of the date of this report, we have assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations and to repay our outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce or delay expenditures. Failure to remain listed on Nasdaq will make it more difficult to raise additional capital. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, or file for bankruptcy.

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

Management determined that we had the following material weakness in our internal control over financial reporting as of December 31, 2023:

We did not perform appropriate analyses related to our internal control over financial reporting in the accounting for whether it is probable we will collect substantially all the consideration to which we are entitled for revenue services provided, as well as our estimated credit losses. As of June 30, 2024, such material weakness has not been remediated.

Remediation Activities

Management’s remediation activities, which have already commenced and will continue during 2024, include the design of enhanced controls that include a thorough credit assessment of all new customers, analysis of payment history for existing customers and its impact related to the accounting for revenues, and additional controls designed to calculate the expected credit loss on the balances when there is an indication that a customer may not be pay the full receivable amount. These controls are already designed, however, management will need a number of periods in order to ensure their effectiveness.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is available in Note 12 to the condensed consolidated financial statements in this Report.

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

Historically, we funded our operations by raising capital from external sources, including through the sale of common stock and convertible loans. We are currently facing significant challenges to our ability to raise significant amounts of capital through the sale of common stock, including the following factors:

●	in general, it is difficult for development stage companies to raise capital under current market conditions, especially those with early stage programs like ours;
●	the perception that we may be unable to continue as a going concern may impede our ability to attract further equity investment;

●	our common stock has been trading below $1.00 per share since August 2023 and we may not regain compliance with the bid price and stockholders’ equity requirements for the Nasdaq Capital Market and could be delisted by the Staff if we do not regain compliance by October 14, 2024. The potential delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities; and
●	we are currently subject to the “baby shelf” limitations on our potential use of our shelf registration statement, which limits such use to an offering size of no more than one third of our public float.

Given these factors, there can be no assurances we will be successful at raising sufficient capital to address our going concern issues or the Nasdaq stockholders’ equity requirements. However, if we are successful, it may be on terms that are very dilutive to existing stockholders. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, or file for bankruptcy.

A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and the ability of investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

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

Unless our common stock is listed on a national securities exchange, such as the Nasdaq Capital Market, our common stock may also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. The following is a list of the general restrictions on the sale of penny stocks:

●	Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition, investment experience, and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.
●	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”
●	The Exchange Act requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions, and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.
●	A dealer that sells penny stock must send to the purchaser, within 10 days after the end of each calendar month, a written account statement including prescribed information relating to the security.

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

As of the date of this Quarterly Report, our operations have not been directly negatively affected by the ongoing hostilities in the region. As a result, as of the date of this Quarterly Report, our ability to deliver or provide products and services to our customers has not been materially affected. We cannot currently assess how the ongoing hostilities will affect our business conditions and harm our results of operations in the future, given the factors and risks discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2024 (the “Effective Date”), the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months. In consideration for such services, the Company agreed to issue warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $1.03, which vests one third on April 18, 2024, one third on July 18, 2024, and one third on October 18, 2024. These warrants and the shares of common stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On April 23, 2024 (the “Effective Date”), the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months. In consideration for such services, the Company agreed to issue warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $1.03, which vests one third on April 16, 2024, one third on July 16, 2024, and one third on October 16, 2024. These warrants and the shares of common stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On May 22, 2024 (the “Effective Date”), the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months. In consideration for such services, the Company agreed to issue warrants to purchase up to 475,000 shares of Common Stock at an exercise price of $1.03, which vests one third on May 21, 2024, one third on August 21, 2024, and one third on November 21, 2024. These warrants and the shares of common stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
(10)	Material Contracts
10.1	Asset Purchase and Strategic Collaboration Agreement, dated as of April 5, 2024, between Orgenesis Maryland LLC and Griffin Fund 3 BIDCO, Inc. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 11, 2024).
10.2	Debt Exchange Agreement, dated as of May 21, 2024, between Orgenesis Inc. and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2024).
10.3	Debt Exchange Agreement, dated as of May 21, 2024, between Orgenesis Inc. and Aharon Lukach (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2024).
10.4	Debt Exchange Agreement, dated as of May 21, 2024, between Orgenesis Inc. and Yosef Dotan (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2024).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:

/s/ Vered Caplan
Vered Caplan
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2024

/s/ Victor Miller
Victor Miller
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 8, 2024

