Form 10-Q
period 2024-09-30
Orgenesis Inc.
filed 2024-11-13
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

(480) 659-6404

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common Stock	ORGS	*

* On October 17, 2024, the Nasdaq Stock Market (“Nasdaq”) notified Orgenesis Inc. (the “Company”) that it plans to file a notification of removal from listing (Form 25) with the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock from Nasdaq upon the completion of all applicable procedures. After the Form 25 is filed by Nasdaq, the delisting will become effective 10 days later. The deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will occur 90 days following the filing of the Form 25, or such shorter period as the SEC may determine. Upon deregistration of the Company’s common stock under Section 12(b) of the Exchange Act, the Company’s common stock will remain registered under Section 12(g) of the Exchange Act. The Company’s common stock began trading on the OTCQX operated by the OTC Markets Group, Inc. beginning on October 21, 2024.

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

As of November 13, 2024, there were 5,169,248 shares of registrant’s common stock outstanding.

ORGENESIS INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in thousands)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets

CURRENT ASSETS:
Cash and cash equivalents	$204	$837
Restricted cash	918	642
Accounts receivable, net of credit losses of $14,397 as of September 30, 2024 ($0 as of December 31, 2023)	161	88
Prepaid expenses and other receivables	1,236	2,017
Receivable from related parties	-	458
Inventory	-	34
Total current assets	$2,519	$4,076

NON-CURRENT ASSETS:
Deposits	$55	$38
Investments to associates	8	8
Property, plant and equipment, net	14,901	1,475
Intangible assets, net	8,528	7,375
Operating lease right-of-use assets	2,121	351
Goodwill	1,211	1,211
Other assets	344	18
Total non-current assets	27,168	10,476
TOTAL ASSETS	$29,687	$14,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(U.S. Dollars, in thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Liabilities net of (Capital Deficiency)

CURRENT LIABILITIES:
Accounts payable	$11,338	$6,451
Accounts payable related Parties	2,699	133
Advance payments from Germfree (See note 11a)	6,720	-
Accrued expenses and other payables	2,690	2,218
Income tax payable	784	740
Employees and related payables	1,853	1,079
Other payable related parties	-	52
Advance payments on account of grant	2,771	2,180
Short-term loans	4,905	650
Current maturities of finance leases	46	18
Current maturities of operating leases	277	216
Short-term and current maturities of convertible loans	1,966	2,670
TOTAL CURRENT LIABILITIES	$36,049	$16,407

LONG-TERM LIABILITIES:
Non-current operating leases	$1,839	$96
Loans payable	2,828	-
Convertible loans	5,435	18,967
Retirement benefits obligation	101	-
Finance leases	1	4
Contingent consideration (see note 4)	4,906	-
Other long-term liabilities	2,456	61
TOTAL LONG-TERM LIABILITIES	$17,566	$19,128
TOTAL LIABILITIES	$53,615	$35,535

CAPITAL DEFICIENCY:
Common stock of $0.0001 par value: Authorized at September 30, 2024 and December 31, 2023: 14,583,333 shares; Issued at September 30, 2024 and December 31, 2023: 4,799,323 and 3,216,363 shares, respectively; Outstanding at September 30, 2024 and December 31, 2023: 4,770,666 and 3,187,706 shares, respectively	$5	$3
Additional paid-in capital	181,991	156,837
Accumulated other comprehensive income	(215)	65
Treasury stock 28,656 shares as of September 30, 2024 and December 31, 2023	(1,266)	(1,266)
Accumulated deficit	(204,411)	(176,622)
Equity attributable to Orgenesis Inc.	$(23,896)	$(20,983)
Non-controlling interest	(32)	-
TOTAL CAPITAL DEFICIENCY	$(23,928)	$(20,983)
TOTAL LIABILITIES AND CAPITAL DEFICIENCY	$29,687	$14,552

*The above share information has been adjusted to reflect the reverse stock split as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. Dollars in thousands, except share and loss per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$347	$110	$734	$365
Cost of revenues	585	139	1,615	6,093
Gross loss	(238)	(29)	(881)	(5,728)
Cost of development services and research and development expenses	4,523	808	8,382	7,616
Amortization of intangible assets	196	153	575	568
Change in Contingent consideration	81	-	263	-
Selling, general and administrative expenses including credit losses of $ 2,725 for the nine months ended September 30, 2024 and $0 for the three months ended September 30, 2024 and $24,367 for the nine months ended September 30, 2023 and $0 for the three months ended September 30, 2023	2,664	1,245	10,781	32,989
Impairment expenses on Property, plant and equipment	692	-	692	-
Operating loss	8,394	2,235	21,574	46,901
Loss from deconsolidation of OBI and Octomera (see note 4)	-	-	66	5,343
Other income (expense), net	122	(2)	114	(4)
Credit loss on convertible loan receivable	-	-	-	2,688
Loss from extinguishment in connection with convertible loan	-	-	141	283
Financial expenses, net	718	545	2,385	1,918
Convertible loans induced conversion expenses	-	-	4,304	-
Share in net loss profit of associated companies	-	553	-	552
Loss before income taxes	9,234	3,331	28,584	57,681
Tax expenses	32	394	53	614
Net loss	9,266	3,725	28,637	58,295
Net loss attributable to non-controlling interests (including redeemable)	(146)	-	(848)	(9,557)

Net loss attributable to Orgenesis Inc.	$9,120	$3,725	$27,789	$48,738

Loss per share:
Basic and diluted	$1.93	$0.12	$7.06	$1.70

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	4,715,229	3,002,259	3,938,419	2,868,078

Comprehensive loss:

Net loss	$9,266	$3,725	$28,637	$58,295
Other comprehensive loss (income) - translation adjustments	517	(9)	280	43
Release of translation adjustment due to deconsolidation of Octomera	-	-	-	(384)

Comprehensive loss	9,783	3,716	28,917	57,954
Comprehensive loss attributed to non-controlling interests	(146)	-	(848)	(9,557)

Comprehensive loss attributed to Orgenesis Inc.	$9,637	$3,716	$28,069	$48,397

*The above share information has been adjusted to reflect the reverse stock split as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (Loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro- lling Interest	Total

Balance at January 1, 2024	3,187,588	$3	$156,837	$65	$(1,266)	$(176,622)	$(20,983)	$-	$(20,983)
Changes during the nine months ended September 30, 2024:
Stock-based compensation	-	-	304	-	-	-	304	-	304
RSUs vested	9,949	*	-	-	-	-	*	-	*
Exercise of options	25,519	*	13	-	-	-	13	-	13
Issuance of shares to service providers	116,400	-	1,506	-	-	-	1,506	-	1,506
Exchange of convertible loans for equity	1,182,913	1	20,310	-	-	-	20,311	-	20,311
Issuance of warrants with respect to loans (see note7)	-		745	-	-	-	745	-	745
Extinguishment in connection with convertible loan restructuring	-	-	141	-	-	-	141	-	141
Issuance of shares and warrants	242,272	*	2,496	-	-	-	2,496	-	2,496
NCI arising from Octomera reconsolidation	-	-	-	-	-	-	-	408	408
Transaction with NCI (see note11b)	-	-	(408)	-	-	-	(408)	408	-
Issuance of shares due to exercise of warrants	6,026	1	47	-	-	-	48	-	48
Comprehensive loss for the period	-	-	-	(280)	-	(27,789)	(28,069)	(848)	(28,917)
Balance at September 30, 2024	4,770,667	$5	$181,991	$(215)	$(1,266)	$(204,411)	$(23,896)	$(32)	$(23,928)

*	Represents an amount lower than $1 thousand.
**	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi- tional Paid-in Capital	Accumulated Other Compre- hensive Income (Loss)	Treasury Shares	Accumu- lated Deficit	Equity Attri- buted to Orgenesis Inc.	Non- Contro- lling Interest	Total
Balance at January 1, 2023	2,554,455	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the nine months ended September 30, 2023:
Stock-based compensation	-	-	387	-	-	-	387	-	387
Issuance of shares and warrants net of issuance costs	394,739	*	4,341	-	-	-	4,341	-	4,341
Issuance of shares due to exercise of warrants	97,368	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(9,406)	-	-	-	(9,406)	-	(9,406)
Comprehensive loss for the period	-	-	-	(43)	-	(48,738)	(48,781)	(150)	(48,931)
Balance at September 30, 2023	3,046,562	$3	$155,819	$71	$(1,266)	$(169,999)	$(15,372)	$-	$(15,372)

*	Represents an amount lower than $1 thousand.
**	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumu-lated Other Compre-hensive Income (loss)	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total

Balance at July 1, 2024	4,692,473	$5	$180,752	$302	$(1,266)	$(195,291)	$(15,498)	$(294)	$(15,792)
Changes during the three months ended September 30, 2024:
Stock-based compensation	-	-	89	-	-	-	89	-	89
RSUs vested	1,649	*	-	-	-	-	-	-	-
Exercise of options	23,019	*	*	-	-	-	*	-	*
Issuance of shares to service providers	50,000	*	816	-	-	-	816	-	816
Issuance of warrants with respect to loans (see note 7)	-	-	714	-	-	-	714	-	714
Transaction with NCI (see note 11b)	-	-	(408)	-	-	-	(408)	408	-
Issuance of shares due to exercise of warrants	3,526	*	28	-	-	-	28	-	28
Comprehensive loss for the period	-	-	-	(517)	-	(9,120)	(9,637)	(146)	(9,783)
Balance at September 30, 2024	4,770,667	$5	$181,991	$(215)	$(1,266)	$(204,411)	$(23,896)	$(32)	$(23,928)

*	Represents an amount lower than $1 thousand.
**	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock
	Number	Par Value	Addi-tional Paid-in Capital	Accumulated Other Compre-hensive Income	Treasury Shares	Accumu-lated Deficit	Equity Attri-buted to Orgenesis Inc.	Non- Contro-lling Interest	Total
Balance at July 1, 2023	2,846,562	$3	$154,743	$62	$(1,266)	$(166,274)	$(12,732)	$-	$(12,732)
Changes during the three months ended September 30, 2023:
Stock-based compensation to employees and directors	-	-	76	-	-	-	76	-	76
Issuance of shares	200,000	*	1,000	-	-	-	1,000	-	1,000
Comprehensive income (loss) for the period	-	-	-	9	-	(3,725)	(3,716)	-	(3,716)
Balance at September 30, 2023	3,046,562	$3	$155,819	$71	$(1,266)	$(169,999)	$(15,372)	$-	$(15,372)

*	Represents an amount lower than $1 thousand.
**	All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (Note 1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(28,637)	$(58,295)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,555	387
Convertible loans induced conversion expenses	4,304	-
Capital loss, net	134	-
Loss from deconsolidation of OBI and Octomera	66	5,343
Share in income of associated companies, net	-	552
Depreciation and amortization expenses	1,625	1,366
Credit loss on convertible loan receivable	-	2,688
Credit loss related to OBI	2,049	-
Impairment expenses	692	-
Effect of exchange differences on inter-company balances	1,672	106
Net changes in operating leases	41	(82)
Change in Contingent consideration	263	-
Interest expenses accrued on loans and convertible loans	1,366	880
Loss from extinguishment in connection with convertible loan restructuring	141	283
Changes in operating assets and liabilities:
Accounts receivable	9	30,079
Prepaid expenses and other accounts receivable	1,341	(1,598)
Inventory	34	(389)
Other assets	(4)	10
Change in related parties, net	2	-
Accounts payable	(1,951)	3,925
Accrued expenses and other payables	(846)	266
Employee and related payables	168	135
Deferred taxes, net	(2)	9

Net cash used in operating activities	$(14,978)	$(14,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(263)	(2,096)
Investment in Octomera	-	(543)
Cash acquired from acquisition of Octomera	139	-
Impact to cash resulting from deconsolidation of OBI	(5)	-
Impact to cash resulting from deconsolidation of Octomera	-	(973)

Investment in long-term deposits	202	(33)

Net cash used in investing activities	$73	$(3,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares and warrants	2,556	4,341
Proceeds from issuance of convertible loans	75	5,660
Proceeds from transaction with redeemable non-controlling interest that do not acquire control of a subsidiary	-	5,000
Repayment of convertible loans and convertible bonds	-	(3,000)
Repayment of short and long-term debt	(251)	(33)
Proceeds from issuance of loans payable	4,670	425
Grant received in respect of third party	790	-
Receipt from Germfree (see note 11a)	6,720	-

Net cash provided by financing activities	$14,560	$12,393

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(345)	$(5,587)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12)	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,479	6,369
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,122	$789

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES

Exchange of convertible loans for equity	16,007	-
Right-of-use assets obtained in exchange for new operation lease liabilities	$405	$752
Increase in accounts payable related to purchase of property, plant and equipment	$-	$14

Extinguishment in connection with convertible loan restructuring	$-	$287

CASH PAID DURING THE PERIOD FOR:

Interest	$4	$785

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGENESIS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

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

On September 20, 2024, the Company implemented a 1-for-10 reverse stock split (the “Reverse Split”) of its authorized and outstanding shares of Common Stock. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse split as if it had been effected prior to the earliest financial statement period included herein. Following the Reverse Split, the number of authorized shares of common stock that the Company is authorized to issue from time to time is 14,583,333 shares.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is traded on the OTCQX under the symbol “ORGS.” On September 27, 2023, the Company received a notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). On April 17, 2024, the Company received a notice (the “Notice”) from the Staff in which it determined that in accordance with Listing Rule 5810(c)(2)(A), the Staff stated that it could not accept a plan to regain compliance and the Staff stated that the Company’s securities would be delisted from The Nasdaq Capital Market unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. As permitted by the Notice, the Company timely requested a hearing before the Panel, which request stayed any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. On June 6, 2024, the Company met with the Panel regarding the Company’s potential delisting from The Nasdaq Stock Market as a result of its violation of the Bid Price Rule and non-compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b). On June 8, 2024, the Company received the Panel’s decision which granted the Company until October 14, 2024 to regain compliance with the Bid Price and Equity Rules. On October 17, 2024, Nasdaq notified the Company that the Panel had determined to delist the Company’s Common Stock and that trading of the Company’s Common Stock will be suspended at the open of trading on October 21, 2024. In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “SEC”) after applicable appeal periods have lapsed. The Company’s Common Stock began trading under “ORGS” on the OTCQX with the open of the markets on October 21, 2024.

As used in this report and unless otherwise indicated, the term “Company” refers to Orgenesis Inc. and its Subsidiaries. Unless otherwise specified, all amounts are expressed in United States Dollars.

b. Liquidity

Through September 30, 2024, the Company had an accumulated deficit of $204,411 and for the nine months ended September 30, 2024 incurred negative operating cashflows of $14,978. The Company’s activities have been funded by generating revenue, through offerings of its securities, and through proceeds from loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its activities.

The Company will need to use mitigating actions such as seeking additional financing, refinancing, or amending the terms of existing loans, or postponing expenses that are not based on firm commitments. In order to fund its operations until such time that the Company can generate sustainable positive cash flows, the Company will need to raise additional funds. For the nine months ended September 30, 2024 and as of the date of this report, the Company has assessed its financial condition and concluded that based on current and projected cash resources and commitments, as well as other factors mentioned above, there is substantial doubt about its ability to continue as a going concern. The Company is planning to raise additional capital to continue its operations and to repay its outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce or delay expenditures. In May 2024, the Company entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007 of outstanding principal and accrued interest were exchanged for the right to receive an aggregate of 1,577,694 shares of Common Stock. The Company may also exchange some of its other outstanding loans and accounts payable for securities of the Company. There can be no assurance that the Company will be able to raise additional capital on acceptable terms, or at all, or be able to exchange its outstanding loans and accounts payable for securities of the Company.

The Company’s Common Stock was delisted from the Nasdaq Capital Market and now trades on the OTCQX. Such delisting and trading on the OTCQX may make it more difficult to raise additional capital.

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

Recently issued accounting pronouncements, not yet adopted

Improvements to Public Business Entity’s Expenses Disclosures

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

NOTE 3 – SEGMENT INFORMATION

Segment data for the nine months ended September 30, 2024 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$322	$435	$(23)	$734
Cost of revenues*	(1,292)	(521)	710	(1,103)
Gross profit	(970)	(86)	687	(369)
Cost of development services and research and development expenses*	(4,542)	(4,079)	699	(7,922)
Operating expenses*	(1,226)	(9,012)	(728)	(10,966)
Impairment expenses **	-	(692)	-	(692)
Loss from deconsolidation	-	-	(66)	(66)
Other income	(126)	12	-	(114)
Depreciation and amortization	(1,171)	(581)	127	(1,625)
Loss from extinguishment in connection with convertible loan	-	(141)	-	(141)
Financial income (expenses), net	(756)	(1,752)	123	(2,385)
Convertible loans induced conversion expenses	-	(4,304)	-	(4,304)
Income (loss) before income taxes	$(8,791)	$(20,635)	$842	$(28,584)

*	Excluding Depreciation, amortization expenses
**	Relates to impairment expenses on certain property, plant and equipment.

Segment data for the nine months ended September 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$44	$350	$(29)	$365
Cost of revenues*	(6,959)	(531)	1,874	(5,616)
Gross profit	(6,915)	(181)	1,845	(5,251)
Cost of development services and research and development expenses*	(6,828)	(2,830)	2,327	(7,331)
Operating expenses*	(31,921)	(4,962)	3,930	(32,953)
Loss from deconsolidation of Octomera	-	-	(5,343)	(5,343)
Other income, net	2	2		4
Depreciation and amortization	(1,294)	(589)	517	(1,366)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Credit losses on convertible loan receivable	-	(2,688)	-	(2,688)
Financial (expenses) income, net	(587)	(1,425)	94	(1,918)
Share in net income of associated companies	-	(10)	(542)	(552)
Loss before income taxes	$(47,543)	$(12,966)	$2,828	$(57,681)

*	Excluding Depreciation, amortization expenses

Segment data for the three months ended September 30, 2024 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$272	$75	$-	$347
Cost of revenues*	(245)	(192)	-	(437)
Gross profit	27	(117)	-	(90)
Cost of development services and research and development expenses*	(1,291)	(3,048)	2	(4,337)
Operating expenses*	(680)	(1,975)	(82)	(2,737)
Impairment expenses**	-	(692)	-	(692)
Other income	(126)	4	-	(122)
Depreciation and amortization	(301)	(194)	(43)	(538)
Financial expenses, net	(202)	(515)	(1)	(718)
Loss before income taxes	$(2,573)	(6,537)	(124)	(9,234)

*	Excluding Depreciation, amortization expenses
**	Relates to impairment expenses on certain property, plant and equipment.

Segment data for the three months ended September 30, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$29	$110	$(29)	$110
Cost of revenues*	(1,875)	(133)	1,874	(134)
Gross profit	(1,846)	(23)	1,845	(24)
Cost of development services and research and development expenses*	(2,327)	(779)	2,327	(779)
Operating expenses*	(3,931)	(1,240)	3,930	(1,241)
Other income	-	2	-	2
Depreciation and amortization	(515)	(193)	517	(191)
Financial (expenses) income, net	(92)	(546)	93	(545)
Share in net income of associated companies	-	(11)	(542)	(553)
Loss before income taxes	$(8,711)	$(2,790)	$8,170	$(3,331)

*	Excluding Depreciation, amortization expenses

NOTE 4 – RECONSOLIDATION OF OCTOMERA LLC

Pursuant to the MM UPA signed on January 29, 2024, the Company and MM agreed to the following:

1.	Consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three-year period 2025-2027, then the Company will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If the Company sells Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay MM 5% of the net proceeds.

2.	MM’s designated members of the Board of Managers of Octomera resigned and the Company amended the Second Amended and Restated Limited Liability Company Agreement of Octomera (the “Octomera LLC Agreement”) to be a single member agreement reflecting the transactions consummated under the UPA, such that MM no longer (i) is a member of Octomera or a party to the Octomera LLC Agreement, or (ii) has a right to appoint members of the board of managers of Octomera.

3.	10 secured promissory notes between Orgenesis Maryland LLC and MM, reflecting an aggregate outstanding principal amount of $2,600 (the “Notes”), were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by Orgenesis Maryland LLC in favor of MM that secured the obligations under the Notes.

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

The Company incurred transaction costs of approximately $50 and $0 during the nine and three months ended September 30, 2024 respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations.

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

The estimated fair value of the contingent consideration is based on management’s assessment of whether, and at what level, the financial metrics will be achieved, and the present value factors associated with the timing of the payments. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value, which was $4,643 as of January 29, 2024. As of September 30, 2024, the fair value was $4,906. Changes in the fair value of contingent consideration are recorded in operating expenses. The total revaluation expense for the period ended September 30, 2024 was $ 263.

Key inputs for the simulation are summarized below.

Key Valuation Inputs	Jan 29, 2024	September 30, 2024
Standard Deviation	13.5%	13.6%
Risk-free interest rate	4.4%	4.2%
Possible trigger event examination	Year 10	Year 9.5
Average 5 years revenue growth	50%	50%
Trigger events	30%	30%
EV/EBIT Multiple	11.1	11.1

*	Based on a Monte Carlo simulation analysis of 30,000 iterations

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

The Company recorded $2,699 being what it owes to OBI under Accounts payable related Parties on the balance sheet of September 30, 2024.

The following table summarizes the deconsolidated assets and liabilities as of February 14, 2024:

Total assets acquired:
Cash and cash equivalents	$4
Property, plants and equipment, net	2,884
Other Assets	1,422
Total assets	$4,310

Total liabilities assumed:	$4,244
Total Net Assets deconsolidated	$66
Loss from deconsolidation of OBI	$66

NOTE 5 – EQUITY

Private Placement Offering

On March 3, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 227,272 shares of Common Stock at a purchase price of $10.3 per share, Warrants to purchase up to 227,272 shares of Common Stock at an exercise price of $15.0 per share, and further Warrants to purchase up to 227,272 shares of Common Stock at an exercise price of $20.0 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. The Company received gross proceeds of approximately $2.3 million before deducting related offering expenses. The Offering closed on March 5, 2024.

On May 10, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, 15,000 shares of the Company’s Common Stock at a purchase price of $10.3 per share, Warrants to purchase up to 15,000 shares of Common Stock at an exercise price of $15.0 per share, and further Warrants to purchase up to 15,000 shares of Common Stock at an exercise price of $20.0 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. The Company received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024.

NOTE 6 – CONVERTIBLE LOANS

The table below summarizes the Company’s outstanding convertible loans as of September 30, 2024.

Principal Amount	Issuance Date	Current Interest Rate	Current Maturity	Current Conversion Price of loan into equity
at Issuance	(Year)%		(Year)	$
$100	2019	8%	2024	10.3
100	2020	8%	2024	10.3
1,150	2022	6%	*2023	45.0
5,000	2023	8%	2026	24.6
$6,350

*	Was not repaid by September 30, 2024.

The table below summarizes the Company’s outstanding convertible loans as of December 31, 2023.

Principal	Issuance Date	Current Interest Rate	Current Maturity	Current Conversion Price of loan into equity
Amount	(Year)%		(Year)	$	Note
Convertible Loans Outstanding as of December 31, 2023
$750	2018	10%	2026	25.0
1,500	2019	10%	2026	25.0
100	2019	8%	2024	70.0
5,000	2019	10%	2026	25.0
100	2020	8%	2024	70.0
5,000	2022	10%	2026	25.0
1,150	2022	6%	**2023	45.0
5,000	2023	8%	2026	24.6
735	2023	8%	2024	08.5
$19,335

**	Was not yet paid by December 31, 2023.

Debt Exchange Agreements

On May 21, 2024, the Company entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007 of outstanding principal and accrued interest was exchanged for the right to receive an aggregate of 1,577,695 shares of Common Stock of the Company. A total of 1,182,919 shares of Common Stock have been issued pursuant to the debt exchange agreements as of September 30, 2024. The Company reduced the exchange price from $25.0 to $10.3 per share for a total of $14,784 of outstanding principal. As a result, the Company recorded an induced conversion expense equal to the fair value of the incremental consideration, amounting to $4,304.

Additional notes related to changes in convertible loans terms that occurred in 2024

In January 2024, the Company and lender agreed to extend the maturity date of the loan amount to December 31, 2026. In consideration for such extension, the Company issued to the lender warrants to purchase 84,000 shares of Common Stock at an exercise price of $8.5 per share. Based on its analysis, the Company concluded that this change in terms should be accounted for as an extinguishment. The loan amount was included in the debt exchange agreement.

NOTE 7 –LOANS

The table below summarizes the Company’s outstanding long-term loans as of September 30, 2024 and December 31, 2023, respectively:

Principal Amount	Interest Rate	Year of Maturity	September 30, 2024	December31, 2023
(in thousands)%			(in thousands)
$2,600	10	2034	$2,828	$-

See note 4.

The table below summarizes the Company’s outstanding short-term loans as of September 30, 2024 and December 31, 2023, respectively:

Currency	Interest Rate	September 30, 2024	December 31, 2023
	%	(in thousands)
USD	8	$287	$258
USD	10	4,603	61
USD	(*)8	-	(**)331
Euro	8	15	-
		$4,905	$650

(*)	Weighted average interest.

(**)	The terms of the loan were amended on January 1, 2024. Under the new terms, the loan became convertible into shares of Common Stock and the lender agreed to extend the maturity date to December 31, 2024. In consideration for such extension, the Company issued to the lender warrants to purchase 36,000 shares of the Company’s Common Stock at a price of $8.5 per share and granted lender the right to convert any part of the outstanding balance of the loan into Common Stock of the Company at the conversion rate of $8.5 per share. Based on its analysis, the Company concluded that this change in terms should be accounted for as a modification. This loan was converted as per the debt exchange agreement. See note 6.

During October 2024, the Company entered into short term loan agreements with certain parties for a total of $790. The loans bear 10% annual interest, and the loan holders were issued warrants to purchase a total of 767,089 shares of Common Stock of the Company at a price of $1.03 per share. In addition, during October 2024, the Company agreed with certain short term loan holders to extend the maturity date of loans in the amount of $2,300. The Company reduced the warrant exercise price for 526,187 warrants held by such loan holders to $1.03.

The table below summarizes the Company’s warrants granted to loan holders for the period ended September 30, 2024.

Date of issuance	Reason for issuance	Number of warrants	Weighted Average Exercise price	Warrant vesting (subject to continued service provided to Company)	Expiration date
April 07, 2024	Loan Agreement	15,625	$8	Immediate	October 06, 2024
April 05, 2024	Loan Agreement	21,875	$8	Immediate	October 04, 2024
August 21, 2024	Loan Agreement	24,272	$10.3	Immediate	August 20, 2029
August 21, 2024	Loan Agreement	97,088	$10.3	Immediate	August 20, 2029
September 06, 2024	Loan Agreement	24,272	$10.3	Immediate	September 05, 2025
September 10, 2024	Loan Agreement	1,942	$10.3	Immediate	September 09, 2025
September 09, 2024	Loan Agreement	24,272	$10.3	Immediate	September 08, 2029
September 17, 2024	Loan Agreement	24,272	$10.3	Immediate	September 16, 2029
September 30, 2024	Loan Agreement	14,563	$10.3	Immediate	September 29, 2025
Total		248,181	$10.0

NOTE 8 – STOCK-BASED COMPENSATION

a.	Options Granted to Employees

The table below summarizes the terms of options for the purchase of shares in the Company granted to employees during the period from January 1, 2024 to September 30, 2024:

	No. of Options Granted	Exercise Price	Vesting Period	Fair Value at Grant (in thousands)	Expiration Period
Employees	126,912	$5.0-$10.3	41,100 quarterly over a period of two years, 20,000 quarterly over a period of four years, 1,250 annually over a period of three years and 64,563 immediate	$655	10 years

The fair valuation of these option grants is based on the following assumptions:

During the Period from January 1, 2024 to September 30, 2024
Value of one common share	$4.9-$10.3
Dividend yield	0%
Expected stock price volatility	79%-110%
Risk free interest rate	3.86%-4.49%
Expected term (years)	2.50-6.06

b.	Restricted Stock Units (“RSUs”) Granted to Employees

Below is a table summarizing all the RSUs grants to employees during the period from January 1, 2024 to September 30, 2024:

	No. of Options Granted	Vesting Period	Fair Value at Grant (in thousands)
Employees	8,250	5,000 Immediate and 3,250 quarterly over a period of two years	$44

c.	Shares and warrants issued to advisors.

Below is a table summarizing the shares and warrants grants to advisers during the period from January 1, 2024 to September 30, 2024:

Date of issue of share or warrant	Reason for issue of share or warrant	Consideration	Exercise price of warrants	Warrant vesting (subject to continued service provided to Company)	Warrant expiry date
March 7, 2024	Strategic advisor agreement	50,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock	$10.3	One third on March 7, 2024, one third on June 5, 2024, and one third on September 3, 2024.	March 6, 2029
April 18, 2024	Strategic advisor agreement	Warrants to purchase 50,000 shares of Common Stock	$10.3	One third on April 18, 2024, one third on July 18, 2024, and one third on October 18, 2024.	April 17, 2029
April 23, 2024	Strategic advisor agreement	Warrants to purchase 50,000 shares of Common Stock	$10.3	One third on April 16, 2024, one third on July 16, 2024, and one third on October 16, 2024.	April 22, 2029
May 22, 2024	Strategic advisor agreement	Warrants to purchase 47,500 shares of Common Stock	$10.3	One third on May 21, 2024, one third on August 21, 2024, and one third on November 21, 2024.	May 21, 2029
July 14, 2024	Strategic advisor agreement	Warrants to purchase 20,000 shares of Common Stock	$10.3	One third on July 14, 2024, one third on October 14, 2024, and one third on January 14, 2024.	July 13, 2029
September 5, 2024	Strategic advisor agreement	50,000 shares of Common	$10.3

	No. of Warrants Granted	Vesting Period	Fair Value at Grant (in thousands)
Warrants	217,500	Over a period of nine months	$646
Shares	50,000	N/A	$350

The fair valuation of these shares grants is based on the market value of the share at the date of grant.

The fair valuation of these warrants grants is based on the following assumptions:

During the Period from January 1, 2024 to September 30, 2024
Value of one common share	$5.1-$8.4
Dividend yield	0%
Expected stock price volatility	87%-91%
Risk free interest rate	4.07%-4.68%
Expected term (years)	5

NOTE 9 – LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc.	$9,120	$3,725	$27,789	$48,738
Weighted average number of common shares outstanding	4,715,229	3,002,259	3,938,419	2,868,078
Net loss per share	$1.93	$0.12	$7.06	$1.70

For the nine months ended September 30, 2024 and September 30, 2023, all outstanding convertible notes, options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Diluted loss per share excludes 1,613,665 shares underlying outstanding options and warrants and 247,895 shares issuable upon conversion of convertible loans for the nine months ended September 30, 2024, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share excludes 1,825,724 shares underlying outstanding options and warrants and 247,895 shares issuable upon conversion of convertible loans for the three months ended September 30, 2024, because the effect of their inclusion in the computation would be antidilutive.

Diluted loss per share excludes 768,004 shares underlying outstanding options and warrants and 713,902 shares upon conversion of convertible loans for the nine months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive. Diluted loss per share excludes 796,348 shares underlying outstanding options and warrants and 721,335 shares issuable conversion of convertible loans for the three months ended September 30, 2023, because the effect of their inclusion in the computation would be antidilutive.

NOTE 10 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Revenue stream:
Cell process development services and hospital services	$347	$110	$734	$365
Total	$347	$110	$734	$365

A breakdown of the revenues per customer constituted at least 10% of revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Revenue earned:
Customer A (United States)	$265	$-	$265	$130
Customer B (United States)	$-	$-	$300	$-

Contract Assets and Liabilities

Contract assets are mainly comprised of trade receivables net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for trade receivables is comprised of:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Balance as of beginning of period	$88	$36,183
Reconsolidation (deconsolidation) of Octomera	82	(5,985)
Additions	458	403
Collections	(981)	(6,090)
Allowances for credit losses	512	(24,388)
Exchange rate differences	2	(52)
Balance as of end of period	$161	$71

The activity for contract liabilities is comprised of:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Balance as of beginning of period	$200	$70
Deconsolidation of Octomera	110	(106)
Deconsolidation of OBI	(60)	-
Additions	160	156
Realizations	(279)	-
Balance as of end of period	$131	$120

NOTE 11 – OTHER SIGNIFICANT TRANSACTIONS AND AGREEMENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2024

a.	Asset Purchase and Strategic Collaboration Agreement.

On April 5, 2024, the Company entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by the Company of five Orgenesis Mobile Processing Units and Labs (“OMPULs”) to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to the Company or to third-party lessees designated by the Company. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree is to pay an aggregate purchase price of $8,340 subject to adjustment through a verification mechanism set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, Germfree has paid the Company $6,720 as of September 30, 2024, which has been recorded under current liabilities.

On November 5, 2024, Germfree notified the Company of its intention not to lease any OMPULS back to the Company. Germfree confirmed that it has satisfied its obligations to the Company under the Purchase Agreement, and the Company therefore does not expect to receive any further payments thereunder. The Company and Germfree plan to resolve any outstanding issues together.

b.	Asset Purchase Agreement with Broaden.

On July 10, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Broaden Bioscience and Technology Corp. (“Broaden”) for the purchase by the Company of the following assets (the “Assets”): The process and algorithms developed by Broaden for processing CAR-T, RACE CAR-T and all oncology products that will enable the Company to develop and sell treatments to third parties, which include Broaden’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals related thereto. Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, the Company will pay Broaden an amount equal to the value of the Assets established with the assistance of a third party valuation firm not to exceed $11,000 (the “Consideration”), less a debt adjustment relating to $10,767 owed to the Company by Broaden for work performed and invoiced (but fully impaired in the Company’s financial statements) between August 2022 and May 2023 (the “Debt”), as detailed in the Purchase Agreement. The Consideration that exceeds the Debt will be payable at the election of the Company in shares of the Company’s common stock at a price of $30.0 per share or 10% above the market price at such time it is paid, whichever is higher, or a note with amortization in 24 months from the date of the Purchase Agreement, including prepayment provisions. The Company accounted for the Purchase agreement by recording the difference between the Consideration and Debt as research and development expenses, and the consideration that exceeds the debt was recorded in other long term liabilities.

Asset Purchase Agreement with Theracell.

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

Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, the Company will pay Theracell an aggregate purchase price of $13,000 (the “Consideration”), which is equal to the value of the Assets established with the assistance of a third-party valuation firm, less a debt adjustment in the amount of $10,324 which was owed (but fully impaired in the Company’s financial statements) by Theracell to the Company (the “Debt”). The aggregate Consideration will be paid by the Company as follows: (i) $400 will be paid to Theracell within 60 days after signing of the Purchase Agreement, (ii) $250 will be paid to Theracell within one year after signing of the Purchase Agreement, and (iii) the remaining amount (less any Debt) will be paid to Theracell in four equal annual payments beginning on December 30, 2025 and ending on December 30, 2028. As of the date of this quarterly report on Form 10-Q, the Company had paid Theracell $243. The Company accounted for the Purchase agreement by recording the difference between the Consideration and Debt as research and development expenses, and the consideration that exceeds the debt was recorded in short term or other long-term liabilities as appropriate.

Material Definitive Agreement

On August 9, 2024, the Company and Harley Street Healthcare Group (London) Plc Ltd. (“HSHG”) entered into a Strategic Partnership Agreement (the “Agreement”) pursuant to which the Company and HSHG agreed to form a joint venture to collaborate in the clinical development and commercialization of wellness and longevity-related services, including personalized preventative care and regenerative therapies, which are to be offered on a subscription basis by HSHG in line with a planned offering of “Health & Wellness as a Service” initially within the territory of the United Kingdom, the UAE, MENA, Canada, ASEAN, the Balkans, Africa, Latam and the Indian Subcontinent (the “Territory”). Pursuant to the Agreement, any new joint venture entity to be formed (the “JV”) will initially be owned 49% by the Company and 51% by HSHG. Thereafter, ownership of the JV entity will be based on each party’s respective contributions, and control of the board of the JV entity will be based upon such percentage contributions. Until the parties mutually agree to form the new JV entity, HSHG and the Company shall each carry out the respective tasks assigned to them for the implementation of the project in accordance with the Agreement and the applicable work plan thereunder.

Pursuant to the Agreement, HSHG agreed to invest (by the end of December 2024 for phase I) $5,000 in the Company’s shares of common stock at a purchase price equal to the greater of (i) $10.3 per share (subject to adjustment for stock splits, consolidations and similar transactions) or (ii) a 5% premium to the Nasdaq official closing price of the common stock of the Company at the time of HSHG’s investment. Upon receipt by the Company of the $5,000 investment set forth above, HSHG will receive 485,437 three-year warrants to purchase 485,437 shares of the Company’s common stock at an exercise price equal to the greater of (i) $10.3 per share (subject to adjustment for stock splits, consolidations and similar transactions) or (ii) a 10% premium to the Nasdaq official closing price of the Company’s common stock. In addition, HSHG will have the option to provide up to $5,000 of additional funding for phase II, to be invested by December 31, 2025 in the Company’s shares of common stock under the same terms (the “Option”). The Option shall expire on the one-year anniversary of the date which the Company receives the original investment from HSHG (the “Effective Date”). In addition, following the Effective Date, HSHG will have the option to nominate a representative board member to join the Company’s board of directors, subject to the Company obtaining the proper corporate approvals and the applicable rules and regulations of the Nasdaq Stock Market.

The Company shall contribute to the JV its intellectual property rights in the form of a license agreement to be entered into by the parties, which will require that HSHG shall be solely responsible for payment of all costs of the manufacturing, distributing, marketing and/or selling of the Company’s products within the Territory. In addition, the Company shall provide the know-how and tech transfer of the Company’s products, and will support the JV and HSHG in the implementation of one or more products in the Territory, including implementing the relevant Company quality management system, all as specified and detailed in the applicable work plan and the relevant master services agreement. The Company will have the option to nominate a representative board member to join the JV and HSHG’s board of directors, subject to HSHG obtaining the proper approval for adding a board member.

In addition, each of the parties may provide additional funding in an amount to be mutually agreed by the parties, to cover the operations costs of the project in accordance with the applicable work plan. Such additional investment may be in the form of an equity investment for shares in the JV entity, a convertible loan, and/or procured services (the “Additional Investment”), if required (as determined by the Parties) upon mutual agreement in order to continue the activities of the applicable project(s). The valuation of the JV/any jointly controlled entities for the purposes of such Additional Investment will be mutually agreed by the parties or determined with the assistance of an independent third-party expert to be mutually selected by the parties. Any Additional Investment by either party may result in a dilution of the other party’s participating interest.

The Company and HSHG shall have the right to purchase all of HSHG’s or the Company’s interest in the JV subject to all rules and regulations to which it is then subject, including without limitation, the rules of any U.S. national securities exchange (“ORGS Buy-Out”). In the event that the ORGS Buy-Out is implemented, then, for the purposes of the ORGS Buy-Out, the JV’s valuation shall be determined by an independent third-party expert to be mutually selected by the parties.

As of September 30, 2024 the JV entity had not been incorporated. As of the date of this quarterly report on Form 10-Q, no funds had yet been received from HSHG.

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

On September 6, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, Octomera LLC, Orgenesis Biotech Israel Ltd, Theracell Laboratories Private Company and Vered Caplan (collectively, the “defendants”) by Ehud Almon (Plaintiff) for certain finders’ fees and / or royalties related to sales made by an Octomera subsidiary to a Greek entity in the amount of $896 and also for other means of compensation. The Israeli Subsidiary and Vered Caplan filed their statement of defense on January 28, 2024 claiming, inter alia, that the Plaintiff did not serve as a broker, but rather served as the Greek entity’s representative and as such he is not entitled to compensation of any kind from the defendants. It was also clarified that the defendants did not enter into a finder’s agreement with the Plaintiff. Additionally, the Israeli subsidiary and Vered Caplan claimed that the Plaintiff concealed material information from the court, including the signed partnership agreement between the Greek entity’s owner and the Plaintiff, as well as certain criminal charges brought against him in Greece. On February 22, 2024, the Plaintiff filed a request for service of process to deliver the Claim to the Company and the other defendants incorporated outside of Israel. This request was denied on the same day. An appeal filed by the Plaintiff on the aforementioned decision was denied. On May 27, 2024, the Plaintiff filed a new request for service of process to deliver the Claim to the Company and the other defendants incorporated outside of Israel. On May 28, 2024 the request was accepted. The court ruled that the Claim be delivered via courier to the Company and Octomera LLC, and delivered in accordance with the Hague Convention to Theracell Laboratories. After requesting a continuance, on September 18, 2024, the Plaintiff filed an update that the Claim was delivered to the Company and Octomera LLC on August 16, 2024. On the same day, the Claimant also filed a motion, petitioning that the Claim will be delivered to Theracell Laboratories via the Company or via Vered Caplan, in order to minimize the costs of translating and delivering the Claim to Greece. On October 7, 2024 Vered Caplan filed her opposition to the abovementioned motion, claiming that there is no legal basis for the Claimant’s request, especially since the ruling regarding the service of process was made per the Plaintiff’s request. On October 10, 2024 the Company filed its opposition to the request, on the same basis, mentioning, inter alia, that the claim itself has no connection to Israel and that the Israeli courts are not the appropriate forum for the Plaintiff’s claims. Ruling on the abovementioned motion is pending. According to management’s estimation, since the likelihood of the Plaintiff winning the case is less than fifty percent, no provision was made in the financial statements.

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

On November 1, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, and Vered Caplan (collectively, the “Defendants”) by Fidelity Venture Capital Ltd. and Dror Atzmon (together – the “Plaintiffs”). The claim is based on two agreements the Company entered into with the Plaintiffs on November 2, 2016: (a) an unsecured convertible note agreements for an aggregate amount of NIS 1 million ($280). The loan bears a monthly interest rate of 2% and will mature on May 1, 2017, unless converted earlier and (b) a consultation agreement which awarded the Plaintiffs 80 thousand warrants. The exercise price of the warrants and conversion price were fixed at $5.2 per share (pre-reverse stock split implemented by the Company in November 2017). On April 27, 2017, and November 2, 2017, the Company entered into extension agreements through November 2, 2017 and May 2, 2018, respectively, in connection with the convertible note agreements. In March 2018, the Plaintiffs submitted a notice of their intention to convert into shares the Company’s common stock, the principal amount of the loan, and accrued interest of approximately $383 outstanding. In addition, the Plaintiffs exercised all the warrants awarded in the consultation agreement. In light of the reverse stock split which took place in November 2017, the Company disagreed with the plaintiffs’ calculations regarding the number of issuable shares of Common Stock. The Company responded to the notice and rejected these contentions in their entirety. In April 2018, the Company terminated the agreements based on several claims, including mistake, intentional misrepresentation and bad faith. Therefore, the Company deposited the shares in total amount of 10,798 issued under those agreements and the principal amount and accrued interest of the loan in an escrow account. The deposit of the principal amount and accrued interest presented as restricted cash in the balance sheet as of December 31, 2023. Based on the calculation difference, in their Claim, the Plaintiffs request damages in the amount of NIS 40,140, and the issuance of 1,186,960 shares of the Company. The Defendants filed their statement of defense on April 15, 2024, in which they raised, among others, the aforementioned claims and additional procedural and substantial claims, including laches. The parties have agreed to start mediation proceeding in connection with the Claim. According to management’s estimation, since the likelihood of the Plaintiffs winning the case is less than fifty percent, no provision was made in the financial statements.

On July 11, 2024 the Israeli subsidiary reached a settlement agreement regarding unpaid rentals sanctioned by the Tel Aviv Magistrate’s court pursuant to which the subsidiary will pay the amount of NIS 427,000 (approximately $114) including VAT to the lessor of leased premises no later than September 30, 2024, which includes a grace period for late payments. As of the date of this quarterly report on Form 10-Q, the Company had paid all of the settlement amount less $12, and the lessor agreed to defer payment of the $12 to December 28, 2024. In the event that the Company fails to meet all of its obligations under the settlement agreement, the Company may be liable to pay an additional NIS 211,000 (approximately $57) over and above the amount still due, in respect of claims for unpaid rentals made by the lessor.

Except as described above, the Company is not involved in any pending material legal proceedings.

NOTE 13 – SUBSEQUENT EVENTS

On November 8, 2024, the two Belgian subsidiaries of the Company, viz. Orgenesis Belgium SRL and Orgenesis Services SRL (“the Belgian subsidiaries”), petitioned the Liège Business Court in Belgium for allowing their judicial reorganization pursuant to Article XX.41 of the Belgian Code of Economic Law. The petition follows the current inability of the Belgian subsidiaries to pay employee payroll expenses and accounts payable. The Company has requested a 6-month reorganization period. The Liège Business Court has agreed to consider the petition, and the next hearing will take place on November 22, 2024.

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

Significant developments during the nine-months ended September 30, 2024

On September 27, 2023, we received a notice from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2) (the “Bid Price Rule”). On April 17, 2024, we received a notice (the “Notice”) from the Staff which stated that it could not accept a plan to regain compliance and the Staff stated that our securities would be delisted from The Nasdaq Capital Market unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. As permitted by the Notice, we timely requested a hearing before the Panel, which request stayed any further delisting action by the Staff pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. On June 6, 2024, we met with the Panel regarding our potential delisting from The Nasdaq Stock Market as a result of our violation of the Bid Price Rule and non-compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b). On June 8, 2024, we received the Panel’s decision which granted us until October 14, 2024 to regain compliance with the Bid Price and Equity Rules. On October 17, 2024, Nasdaq notified the Company that the Panel had determined to delist the Company’s Common Stock and that trading of the Company’s Common Stock will be suspended at the open of trading on October 21, 2024. In connection with the Nasdaq delisting notice, Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “SEC”) after applicable appeal periods have lapsed. The Company’s Common Stock began trading under “ORGS” on the OTCQX with the open of the markets on October 21, 2024.

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

On February 14, 2024, following a claim for payment by employees of OBI (a fully owned subsidiary of Octomera) of past salaries due, the district court in Haifa, Israel appointed a trustee to run the affairs of OBI. As a result of this appointment, effective February 14, 2024, we no longer control OBI and have ceased to consolidate the results of OBI into our consolidated results. We recognized a loss as a result of the deconsolidation of $66. We do not currently believe that rehabilitation of OBI is possible, and we purchased certain of OBI’s equipment.

On March 3, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 227,272 shares of our Common Stock at a purchase price of $10.3 per share, Warrants to purchase up to 227,272 shares of Common Stock at an exercise price of $15.0 per share, and Warrants to purchase up to 227,272 shares of Common Stock at an exercise price of $20.0 per share, all such Warrants exercisable immediately and expiring five years from the date of their issuance. We received gross proceeds of approximately $2,300 before deducting related offering expenses. The Offering closed on March 5, 2024.

On April 5, 2024, we entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc. (“Germfree”), for the sale by us of five OMPULs to Germfree, which are to be incorporated into Germfree’s lease fleet and leased back to us or to third-party lessees designated by us. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree is to pay us an aggregate purchase price of $8,340 subject to adjustment through a verification mechanism set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, Germfree has paid us $6,720 as of September 30, 2024.

On May 10, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 15,000 shares of our Common Stock at a purchase price of $10.3 per share, Warrants to purchase up to 15,000 shares of Common Stock at an exercise price of $15.0 per share, and further Warrants to purchase up to 15,000 shares of Common Stock at an exercise price of $20.0 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. We received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024.

On May 21, 2024 we entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007 of outstanding principal and accrued interest was exchanged for the right to receive an aggregate of 1,577,695 shares of common stock, par value $0.0001 per share, of our Common Stock, of which $14,860 was exchanged for shares at an exchange price of $10.3 per share of Common Stock and $1,147 was exchanged for shares at an exchange price of $8.5 per share of Common Stock.

On July 10, 2024, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Broaden Bioscience and Technology Corp. (“Broaden”) for the purchase by the Company of the following assets (the “Assets”): The process and algorithms developed by Broaden for processing CAR-T, RACE CAR-T and all oncology products that will enable us to develop and sell treatments to third parties, which include Broaden’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals related thereto. Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, we will pay Broaden an amount equal to the value of the Assets established by a third party valuation firm not to exceed $11,000 (the “Consideration”), less a debt adjustment relating to $10,767 owed to us by Broaden for work performed and invoiced between August 2022 and May 2023 (the “Debt”), as detailed in the Purchase Agreement. The Consideration that exceeds the Debt will be payable at our election in shares of our common stock at a price of $30.0 per share or 10% above the market price at such time it is paid, whichever is higher, or a note with amortization in 24 months from the date of the Purchase Agreement, including prepayment provisions.

On July 12, 2024, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Theracell Advanced Biotechnology S.A, Theracell Advanced Biotechnology LTD and IDNA Genomics Public Limited (collectively, “Theracell”) for the purchase by us of the following assets (the “Assets”) owned by Theracell:

●	50% of the outstanding ownership rights and equity interests in Theracell Laboratories IKE (“Theracell IKE”) not currently owned by us so that we shall own 100% of the outstanding equity interests of Theracell IKE; and

●	Certain products (the “Products”), which include: (i) the manufacturing processes, algorithms, work instructions, test methods, standard operating procedures and specifications for producing Tumor Infiltrating Lymphocytes (“TILs”) that meet current Good Manufacturing Practice (cGMP) requirements that will enable the Company to potentially use this product as a platform for treating a wide variety of solid tumors; (ii) a 3rd generation GMP lentivirus production process, which is part of a therapy manufacturing process that will enable the Company to potentially treat Beta Thalassemia therapies; (iii) an oncolytic virus cell carrier platform which will enable the Company to potentially develop treatments for an array of cancers; (iv) a process for the potential treatment of mesenchymal stem cells for kidney disorders; (v) a process for controlled isolation of regenerative EVs derived from mesenchymal stem cells for the potential treatment of kidney disorders; and (vi) bioxome encapsulated APIs for improved transdermal delivery and bioavailability for the potential treatment of atopic dermatitis/wound healing; including Theracell’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals relating to Products as further described in the Purchase Agreement.

Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, we will pay Theracell an aggregate purchase price of $13,000 (the “Consideration”), which is equal to the value of the Assets established by a third-party valuation firm, less a debt adjustment in the amount of $10,324 which was owed by Theracell to us (the “Debt”). The aggregate Consideration will be paid by us as follows: (i) $400 will be paid to Theracell within 60 days after signing of the Purchase Agreement, (ii) $250 will be paid to Theracell within one year after signing of the Purchase Agreement, and (iii) the remaining amount (less any Debt) will be paid to Theracell in four equal annual payments beginning on December 30, 2025 and ending on December 30, 2028. As of the date of this quarterly report on Form 10-Q, we had paid Theracell $243.

On August 9, 2024, we and Harley Street Healthcare Group (London) Plc Ltd. (“HSHG”) entered into a Strategic Partnership Agreement (the “Agreement”) pursuant to which the Company and HSHG agreed to form a joint venture to collaborate in the clinical development and commercialization of wellness and longevity-related services, including personalized preventative care and regenerative therapies, which are to be offered on a subscription basis by HSHG in line with a planned offering of “Health & Wellness as a Service” initially within the territory of the United Kingdom, the UAE, MENA, Canada, ASEAN, the Balkans, Africa, Latam and the Indian Subcontinent (the “Territory”). Pursuant to the Agreement, any new joint venture entity to be formed (the “JV”) will initially be owned 49% by us and 51% by HSHG. Thereafter, ownership of the JV entity will be based on each party’s respective contributions, and control of the board of the JV entity will be based upon such percentage contributions. Until the parties mutually agree to form the new JV entity, HSHG and we shall each carry out the respective tasks assigned to them for the implementation of the project in accordance with the Agreement and the applicable work plan thereunder.

Pursuant to the Agreement, HSHG agreed to invest (by the end of December 2024 for phase I) $5,000 in our shares of common stock at a purchase price equal to the greater of (i) $10.3 per share (subject to adjustment for stock splits, consolidations and similar transactions) or (ii) a 5% premium to the Nasdaq official closing price of our common stock at the time of HSHG’s investment. Upon receipt by us of the $5,000 investment set forth above, HSHG will receive 485,437 three-year warrants to purchase 485,437 shares of our common stock at an exercise price equal to the greater of (i) $10.3 per share (subject to adjustment for stock splits, consolidations and similar transactions) or (ii) a 10% premium to the Nasdaq official closing price of our common stock.

As of September 30, 2024 the JV entity had not been incorporated. As of the date of this quarterly report on Form 10-Q, no funds had yet been received from HSHG.

On September 20, 2024, we implemented a 1-for-10 reverse stock split (the “Reverse Split”) of our authorized and outstanding shares of Common Stock. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse split as if it had been effected prior to the earliest financial statement period included herein. Following the Reverse Split, the number of authorized shares of common stock that we are authorized to issue from time to time is 14,583,333 shares.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023.

The following table presents our results of operations for the three months ended September 30, 2024 and 2023:

	Three-Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Revenues	$347	$110
Cost of revenues	585	139
Gross profit	(238)	(29)
Cost of development services and research and development	4,523	808
Amortization of intangible assets	196	153
Change in Contingent consideration	81	-
Selling, general and administrative expenses	2,664	1,245
Impairment expense	692	-
Operating loss	8,394	2,235
Other expense (income), net	122	(2)
Financial expenses, net	718	545
Share in net loss of associated company	-	553
Loss before income taxes	-	3,331
Tax expense	-	394
Net loss	$9,234	$3,725

Revenues

Our revenues for the three months ended September 30, 2024 were $347, as compared to $110 for the three months ended September 30, 2023, representing an increase of 215%. The increase was as a result of work completed and payments received on cell processing development and hospital services.

Expenses

Cost of revenue

	Three-Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Salaries and related expenses	$154	$94
Stock-based compensation	2	1
Professional fees and consulting services	67	4
Raw materials	33	5
Depreciation expenses, net	148	5
Other expenses	181	30
Total	$585	$139

Cost of revenues for the three months ended September 30, 2024 were $585, as compared to $139 for the three months ended September 30, 2023, representing an increase of 321%. The increase was mainly attributable to Octomera segment related cost of revenues which, since the reconsolidation of Octomera, were included in our results. In the three months ended September 30, 2023, Octomera was not a consolidated subsidiary and its cost of revenues were therefore excluded from our results. Octomera segment cost of revenues declined in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 particularly as a result of the deconsolidation of OBI and reduced activities at the Korean subsidiary.

Cost of development services and research and development expenses

	Three Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Salaries and related expenses	$1,515	$669
Stock-based compensation	50	24
Professional fees and consulting services	729	(38)
Lab expenses	5	22
Depreciation expenses, net	186	29
Other research and development expenses	2,121	171
Less – grant	(83)	(69)
Total	$4,523	$808

Cost of development services and research and development for the three months ended September 30, 2024 were $4,523, as compared to $808 for the three months ended September 30, 2023, representing an increase of 460%.

The increase was mainly attributable to Octomera segment related expenses, which, since the reconsolidation of Octomera, were included in our results. In the three months ended September 30, 2023, Octomera was not a consolidated subsidiary and its cost of revenues were therefore excluded from our results. In addition, professional fees and consulting services and other research and development expenses increased as a result of the Asset Purchase Agreements referred to in Note 11. Octomera segment cost of development services and research and development expenses revenues declined in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 particularly as a result of the deconsolidation of OBI and reduced activities at the Korean subsidiary.

Selling, General and Administrative Expenses

	Three-Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Salaries and related expenses	$865	$259
Stock-based compensation	32	53
Accounting and legal fees	690	460
Professional fees	196	134
Rent and related expenses	125	13
Business development	342	60
Depreciation expenses, net	8	4
Other general and administrative expenses	406	262
Total	$2,664	$1,245

Selling, general and administrative expenses for the three months ended September 30, 2024 were $2,664, as compared to $1,245 for the three months ended September 30, 2023, representing an increase of 114%. The increase was mainly attributable to Octomera segment related expenses, which, since the reconsolidation of Octomera, were included in our results. In the three months ended September 30, 2023, Octomera was not a consolidated subsidiary and its cost of revenues were therefore excluded from our results. Octomera segment cost of selling, general and administration expenses declined in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 particularly as a result of the deconsolidation of OBI and reduced activities at the Korean subsidiary.

Financial Expenses, net

	Three-Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Interest expense on convertible loans and loans	$1,033	$611
Foreign exchange loss, net	(300)	(69)
Other expenses (income)	(15)	3
Total	$718	$545

Financial expenses, net for the three months ended September 30, 2024 were $718, as compared to $545 for the three months ended September 30, 2023, representing an increase of 32%. The increase was mainly due to finance expenses incurred on warrants issued in the three months ended September 30, 2024 granted to loan holders.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023.

The following table presents our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Revenues	$734	$365
Cost of revenues	1,615	6,093
Gross profit	(881)	(5,728)
Cost of development services and research and development	8,382	7,616
Amortization of intangible assets	575	568
Change in Contingent consideration	263	-
Selling, general and administrative expenses	10,781	32,989
Impairment expense	692	-
Operating loss	21,574	46,901
Other income, net	114	(4)
Loss from extinguishment in connection with convertible loan	141	283
Credit loss on convertible loan receivable	-	2,688
Financial expenses, net	2,385	1,918
Convertible loans induced conversion expenses	4,304	-
Share in net loss of associated company	-	552
Loss from deconsolidation of Octomera	66	5,343
Loss before income taxes	28,584	57,681
Tax expense	53	614
Net loss	$28,637	$58,295

Revenues

Our revenues for the nine months ended September 30, 2024 were $734, as compared to $365 for the nine months ended September 30, 2023, representing an increase of 101%. The increase was as a result of work completed and payments received on cell processing development and hospital services.

Expenses

Cost of revenues

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Salaries and related expenses	$585	$2,298
Stock-based compensation	4	4
Professional fees and consulting services	107	1,882
Raw materials	86	715
Depreciation expenses, net	512	477
Other expenses	321	717
Total	$1,615	$6,093

Cost of revenues for the nine months ended September 30, 2024 were $1,615, as compared to $6,093 for the nine months ended September 30, 2023, representing a decrease of 73%. The decrease was mainly attributable to reduced Octomera segment cost of revenues, particularly as a result of the deconsolidation of OBI and reduced activities at the Korean subsidiary.

Cost of development services and research and development expenses

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Salaries and related expenses	$4,438	$4,153
Stock-based compensation	135	187
Professional fees and consulting services	440	1,563
Lab expenses	102	326
Depreciation expenses, net	460	285
Other research and development expenses	3,062	1,312
Less – grant	(255)	(210)
Total	$8,382	$7,616

Cost of development services and research and development for the nine months ended September 30, 2024 were $8,382, as compared to $7,616 for the nine months ended September 30, 2023, representing an increase of 10%.

The increase in salaries and related expenses is mainly attributable to our accounting for Octomera segment cost of development services and research and development expenses from the reconsolidation date compared to accounting for such expenses in 2023 until the deconsolidation of Octomera. Professional fees and consulting services declined as a result of cost savings. Other research and development expenses increased mainly as a result of the Asset Purchase Agreements referred to in Note 11.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Salaries and related expenses	$2,659	$2,520
Stock-based compensation	160	197
Accounting and legal fees	2,385	2,804
Professional fees	(143)	1,020
Rent and related expenses	275	127
Business development	1,227	421
Depreciation expenses, net	78	36
Other general and administrative expenses	1,415	1,497
Credit losses	2,725	24,367
Total	$10,781	$32,989

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $10,781, as compared to $32,989 for the nine months ended September 30, 2023, representing a decrease of 67%.

The decrease was mainly as a result of a decrease in credit losses incurred in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, mainly in the Octomera segment, offset by an increase in business development expenses as a result of warrants granted to advisers.

Credit Loss on Convertible Loan Receivable

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Credit loss on convertible loans	$-	$2,688

Credit losses for the nine months ended September 30, 2024 were $0 compared to $2,688 for the nine months ended September 30, 2023. This was attributable to a provision created for a possible credit loss on a loan in the nine months ended September 30, 2023.

Financial Expenses, net

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Interest expense on convertible loans and loans	$2,474	$1,740
Foreign exchange loss (gain), net	(55)	173
Other expenses (income)	(34)	5
Total	$2,385	$1,918

Financial expenses, net for the nine months ended September 30, 2024 were $2,385, as compared to $1,918 for the nine months ended September 30, 2023, representing an increase of 24%. The increase was mainly due to interest on new loan agreements entered into and finance expenses incurred on warrants issued to loan holders.

Working Capital

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Current assets	$2,519	$4,076
Current liabilities	36,049	16,407
Working capital	$(33,530)	$(12,331)

Current assets decreased by $1,557 between December 31, 2023 and September 30, 2024 The decrease was mainly attributable to a decline in cash and cash equivalents, prepaid expenses, and receivables from related parties.

Current liabilities increased by $19,642 between December 31, 2023 and September 30, 2024 The increase was mainly attributable to:

●	the reconsolidation of Octomera which included an increase in accounts payable, accrued expenses and other payables, employees and related payables, and advance payments on account of grants;

●	the deconsolidation of OBI where we recorded an increase in accounts payable to related parties;

●	the Germfree receipt which was recorded in current liabilities.

●	Additional non-convertible short term loan agreements entered into.

The above increases were offset by a decline in current maturities of convertible loans, converted to equity.

Liquidity and Financial Condition

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)

Net loss	$(28,637)	$(58,295)

Net cash used in operating activities	(14,978)	(14,335)
Net cash used in investing activities	73	(3,645)
Net cash provided by financing activities	14,560	12,393
Increase in cash and cash equivalents	$(345)	$(5,587)

During the nine-month ended September 30, 2024, we funded our operations from operations as well as from proceeds raised from equity and debt offerings.

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $14,978, as compared to net cash used in operating activities of approximately $14,335 for the nine months ended September 30, 2023.

The change was mainly as a result of:

● a net loss of $28,637 for the nine months ended September 30, 2024 compared to a net loss of $58,295 for the nine months ended September 30, 2023;

● non-cash items incurred in the nine months ended September 30, 2023 that were not incurred in the nine months ended September 30, 2024

Net cash provided by investing activities for the nine months ended September 30, 2024 was approximately $73, as compared to net cash used in investing activities of approximately $3,645 for the nine months ended September 30, 2023. The change was mainly as a result of a decline in purchases of property and equipment and the cash impact from the deconsolidation of Octomera which incurred in the nine months ended September 30, 2023 not incurred in the nine months ended September 30, 2024.

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $14,560, as compared to net cash provided by financing activities of approximately $12,393 for the nine months ended September 30, 2023. The change was mainly attributable to proceeds raised from equity investments and warrant exercises in the amount of $2,556 in the nine months ended September 30, 2024 as compared to $4,341 in the nine months ended September 30, 2023. In addition, in the nine months ended September 30, 2024, we raised convertible loans in the amount of $75 compared to $5,660 in the nine months ended September 30, 2023, These decreases were offset by the receipt of $6,720 from Germfree and non-convertible loans received in the amount of $4,670 in the nine months ended September 30, 2024 compared to $425 received in the nine months ended September 30, 2023.

Liquidity & Capital Resources Outlook

Through September 2024, we had an accumulated deficit of $204,411 and for the nine months ended September 30, 2024 incurred negative operating cashflows of $14,978. Our activities have been funded by generating revenue, proceeds from loan agreements, and through offerings of our securities. There is no assurance that our business will generate sustainable positive cash flows to fund our operations.

The estimation and execution uncertainty regarding our future cash flows and management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

Due to our financial position, we will need to seek additional financing, refinance or amend the terms of existing convertible loans, and/or postpone expenses that are not based on firm commitments. In order to fund our operations until such time that we can generate sustainable positive cash flows, we will need to raise additional funds. As of the date of this report, we have assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is substantial doubt about our ability to continue as a going concern. We are planning to raise additional capital to continue our operations and to repay our outstanding loans when they become due, as well as to explore additional avenues to increase revenues and reduce or delay expenditures. Our failure to remain listed on Nasdaq will make it more difficult to raise additional capital. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether,and/or file for bankruptcy.

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

Management determined that we had the following material weakness in our internal control over financial reporting as of December 31, 2023:

We did not perform appropriate analyses related to our internal control over financial reporting in the accounting for whether it is probable we will collect substantially all the consideration to which we are entitled for revenue services provided, as well as our estimated credit losses. As of September 30, 2024, such material weakness had not been remediated.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unsuccessful in raising the capital necessary to address our going concern issues, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.

Historically, we funded our operations by raising capital from external sources, including through the sale of common stock and convertible loans. We are currently facing significant challenges to our ability to raise significant amounts of capital through the sale of common stock, including the following factors:

●	in general, it is difficult for development stage companies to raise capital under current market conditions;

●	the perception that we may be unable to continue as a going concern may impede our ability to attract further equity investment; and

●	our common stock was delisted from the Nasdaq Capital Market and our common stock began trading on the OTCQX on October 21, 2024. The delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities.

Given these factors, there can be no assurances we will be successful at raising sufficient capital to address our going concern issues. However, if we are successful, it may be on terms that are very dilutive to existing stockholders. Despite our ability to secure capital in the past, there can be no assurance that additional equity or debt financing will be available to us or that we may be able to secure funding from any other sources. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

The delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and the ability of investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

Our common stock was delisted by Nasdaq and our common stock currently trades on the OTCQX market. Our lack of a listing on a national securities exchange will likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock will be able to maintain its eligibility for trading on the OTCQX or any alternative exchange or markets.

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

We conduct certain of our operations in Israel. Conditions in Israel, including the attack by Hamas on October 7, 2023 and other terrorist organizations and Israel’s war against them, may affect certain of our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS DURING THE QUARTER

On April 5, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 21,875 shares of Common Stock at an exercise price of $8 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On April 7, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 15,625 shares of Common Stock at an exercise price of $8 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On July 14, 2024, the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months. In consideration for such services, the Company agreed to issue warrants to purchase up to 20,000 shares of Common Stock at an exercise price of $10.30, which vests one third on July 14, 2024, one third on October 14, 2024, and one third on January 14, 2025. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On August 15, 2024, the Company entered into a payment deferral agreement with a vendor relating to the deferral of payments to the vendor. In consideration for such deferral, the Company agreed to issue warrants to purchase up to 42,464 shares of Common Stock at an exercise price of $10.30, which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On August 21, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 24,272 shares of Common Stock at an exercise price of $10.30 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 5, 2024, the Company entered into a strategic advisor agreement with an individual relating to the provision of strategic advice and assistance to the Company for a term of 12 months. In consideration for such services, the Company agreed to issue 50,000 shares of Common Stock. These shares of Common Stock were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 6, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 24,272 shares of Common Stock at an exercise price of $10.30 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 9, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 24,272 shares of Common Stock at an exercise price of $10.30 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 10, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 1,942 shares of Common Stock at an exercise price of $10.30 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 17, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 24,272 shares of Common Stock at an exercise price of $10.30 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 21, 2024, the Company entered into a payment deferral agreement with a vendor relating to the deferral of payments to the vendor. In consideration for such deferral, the Company agreed to issue warrants to purchase up to 3,496 shares of Common Stock at an exercise price of $10.30, which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

On September 30, 2024, the Company entered into a loan agreement with a lender. In consideration for the loan agreement, the Company agreed to issue warrants to purchase up to 14,563 shares of Common Stock at an exercise price of $10.30 which vested upon issuance. These warrants and the shares of Common Stock underlying such warrants were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

No.	Description
3.1	Certificate of Change of Orgenesis Inc. dated September 20, 2024 (incorporated by reference to exhibit 3.1 to our current report on Form 8-K, filed on September 23, 2024).
(10)	Material Contracts
10.1	Loan Agreement dated July 3, 2024, by and among Koligo Therapeutics Inc. and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 8, 2024).
10.2	Asset Purchase Agreement, dated as of July 10, 2024, between Orgenesis Inc. and Broaden Bioscience and Technology Corp. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 12, 2024).
10.3	Asset Purchase Agreement, dated as of July 12, 2024, among Orgenesis Inc., Theracell Advanced Biotechnology S.A, Theracell Advanced Biotechnology LTD and IDNA Genomics Public Limited (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 12, 2024).
10.4	Strategic Partnership Agreement, dated as of August 9, 2024, by and between Orgenesis Inc. and Harley Street Healthcare Group (London) Plc Ltd. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 14, 2024).
Amended and Restated Promissory Note, dated as of August 23, 2024, by and between Orgenesis Maryland LLC, Jacob Safier and Orgenesis Inc. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 26, 2024).
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
Date: November 13, 2024

/s/ Victor Miller
Victor Miller
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2024

