Form 10-K
period 2024-12-31
Orgenesis Inc.
filed 2026-03-26
CIK 1460602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (480) 659-6404

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ORGS	OTC Expert Market*

* On October 17, 2024, the Nasdaq Stock Market (“Nasdaq”) notified Orgenesis Inc. (the “Company”) that it planned to file a notification of removal from listing (Form 25) with the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock from Nasdaq upon the completion of all applicable procedures. Nasdaq filed the Form 25 on May 8, 2025. The deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), occurred 90 days following the filing of the Form 25. Upon deregistration of the Company’s common stock under Section 12(b) of the Exchange Act, the Company’s common stock remained registered under Section 12(g) of the Exchange Act. The Company’s common stock began trading on the OTCQX operated by the OTC Markets Group, Inc. (“OTC Markets”) beginning on October 21, 2024. On June 3, 2025, OTC Markets moved the Company’s common stock from OTCQX to the Pink Limited tier. On July 29, 2025, OTC Markets moved the Company’s common stock from Pink Limited to the OTC Expert Market tier.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was $7,649,760, as computed by reference to the closing price of such common stock on the Nasdaq Capital Market on such date.

The registrant had 9,799,538 shares of common stock outstanding as of March 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ORGENESIS INC.

2024 FORM 10-K ANNUAL REPORT

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company,” “our Company” or “Orgenesis” refer to Orgenesis Inc., a Nevada corporation, and our majority or wholly-owned subsidiaries: Orgenesis Belgium SRL, a Belgian-based entity (the “Belgian Subsidiary”); Orgenesis Ltd., an Israeli corporation (the “Israeli Subsidiary”); Orgenesis Switzerland Sarl, (the “Swiss Subsidiary”); Koligo Therapeutics Inc., a Kentucky corporation (“Koligo”); Orgenesis CA, Inc. (the “California Subsidiary”); Mida Biotech BV (“Mida”); Orgenesis Italy SRL (the “Italian Subsidiary”), Orgenesis Austria GmbH, an Austrian corporation (“Orgenesis Austria”), Octomera LLC, a Delaware entity (“Octomera”) and its wholly or majority owned subsidiaries, Orgenesis Korea Co. Ltd., a Korean based entity; Orgenesis Services SRL, a Belgian-based entity; Orgenesis Maryland LLC a Maryland entity; Orgenesis Biotech Israel Ltd. (“OBI”), an Israeli entity; Tissue Genesis International LLC (“Tissue Genesis”) a Texas limited liability company; Orgenesis Germany GmbH, a German entity; Orgs POC CA Inc, a Californian entity; Orgenesis Australia PTY LTD an Australian entity, Theracell Laboratories IKE (“Theracell Laboratories”), a Greek company, and OCTO Services LLC, a Delaware limited liability company.

Forward-looking statements made in this Annual Report on Form 10-K include statements about:

Corporate and Financial

●	our ability to service our operations and expenses and other liquidity needs and to address our ability to continue as a going concern;
●	our ability to generate revenue from the commercialization of our point-of-care cell therapy (“POCare”) to reach patients and to increase such revenues;
●	our ability to achieve profitability;
●	our ability to manage our research and development programs that are based on novel technologies;
●	our ability to grow the size and capabilities of our organization through further collaboration and strategic alliances to expand our point-of-care cell therapy business;

●	our ability to control key elements relating to the development and commercialization of therapeutic product candidates with third parties;
●	our ability to manage potential disruptions as a result of the continued impact of the coronavirus outbreak;
●	our ability to manage the growth of our company;
●	our ability to attract and retain key scientific or management personnel and to expand our management team;
●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing; and
●	our belief that our therapeutic related developments have competitive advantages and can compete favorably and profitably in the cell and gene therapy industry.

Cell & Gene Therapy Business (“CGT”)

●	our ability to adequately fund and scale our various collaboration, license, partnership and joint venture agreements for the development of therapeutic products and technologies;
●	our ability to advance our therapeutic collaborations in terms of industrial development, clinical development, regulatory challenges, commercial partners and manufacturing availability;
●	our ability to implement our POCare strategy in order to further develop and advance autologous therapies to reach patients;
●	expectations regarding our ability to obtain and maintain existing intellectual property protection for our technologies and therapies;
●	our ability to commercialize products in light of the intellectual property rights of others;
●	our ability to obtain funding necessary to start and complete such clinical trials;
●	our ability to further our CGT development projects, either directly or through our JV partner agreements, and to fulfill our obligations under such agreements;
●	our belief that our systems and therapies are as at least as safe and as effective as other options;
●	our relationship with Tel Hashomer Medical Research Infrastructure and Services Ltd. (“THM”) and the growing risk that THM may cancel or, at the very least continue to challenge, the License Agreement with the Israeli Subsidiary;
●	the outcome of certain legal proceedings that we are or may become involved in;
●	our license agreements with other institutions;
●	expenditures not resulting in commercially successful products;
●	our dependence on the financial results of our POCare business;
●	our ability to generate sufficient revenue from our POCare services and grow our POCare business and to develop additional joint venture relationships in order to produce demonstrable revenues.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2024, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

(All monetary amounts are expressed in thousands of US dollars (unless stated otherwise), except for share and loss per share amounts.)

On September 20, 2024, the Company implemented a 1-for-10 reverse stock split (the “Reverse Split”) of its authorized and outstanding shares of Common Stock. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the Reverse Split as if it had been effected prior to the earliest financial statement period included herein.

Business Overview

We are a global biotech company working to unlock the promise of cell and gene therapies (“CGTs”) in an affordable and accessible offering. CGTs can use the patient’s own cells (autologous), or use donor cells (allogeneic), and, for regulatory purposes, are classified as Advanced Therapy Medicinal Products (“ATMPs”). We are primarily focused on pioneering a paradigm-shifting decentralized approach to CGT therapies utilizing an automated and/or closed approach validated for compliant production at or near the patient care site (“Decentralized Cell Processing or DCP Platform”). This approach has the potential to overcome the limitations of traditional centralized processing methods due to their complex logistics and inefficient unscalable processing methods leading to cost prohibitive products that currently limit the number of patients that can have access to these therapies.

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

To overcome these challenges, we have designed and implemented our DCP Platform - a scalable hub and spoke infrastructure of analytical centers overseeing standardized production platforms, technology and services governed by a central quality system, focusing on replicability and standardization of infrastructure and equipment with centralized monitoring and data management.

Features of the DCP Platform include a locally implemented quality system, Standard Operating Procedures (SOPs), Good Manufacturing Practices (“GMP”), training procedures, quality-control testing and hub oversight of the actual production. We are leveraging our unique approach to therapy production using our DCP Platform and various manufacturing platforms to address some of the quality, supply chain, scale-up and production challenges, adapting these therapies to validated manufacturing platforms that are adapted to standardized production units that can be placed quickly and a low cost throughout our DCP network.

Our activity is based on partnerships with hospital, research centers and leading centers of excellence for the supply of products. Partnerships include both developing or adapting potential cell and gene therapies to the platform and providing our own standardized production platforms on a commercial basis.

Over the past year, we have focused on validating advanced production platforms for various cell types. These platforms are designed to deliver high-quality, regulatory-compliant cell and gene therapies through a decentralized, automated, and scalable approach, significantly reducing costs and time-to-market. With integrated quality control and regulatory compliance features, they ensure the highest standards of safety and efficacy, enabling faster and more efficient delivery of CGT treatments to patients. We are working to commercialize these platforms by targeting healthcare institutions and industry partners. Our business strategy includes out-licensing, related services and shared revenue opportunities.

Our production platforms, either developed in-house or acquired, includes the following:

1.	Pancreatic Islets: The FDA-cleared Koligo platform, with over 80 patients treated at hospitals across the US.
2.	Chimeric Antigen Receptor T-cells (CAR-T): The CAR-T8-TOR platform: Over 200 patients have been treated utilizing this platform in Asia.
3.	Stromal Vascular Fraction (SVF) - Icellator2 platform: Over 70 patients treated in the USA in FDA-approved clinical trials, and over 1,750 patients treated in the rest of the world in eleven indications.
4.	MSC Oncolytic virus - TROJAN Platform: 16 pediatric and adult patients with relapsed or refractory solid tumors in Europe.
5.	Tumor-infiltrating lymphocytes (TILs) - LYMVADOR platform: Approved for clinical trials in Israel.
6.	Hematopoietic stem cells (HSCs) - HEMOSTART platform which may be eligible for EU support covering the cost of clinical trials.
7.	Dendritic vaccines – IdenTT platform
8.	Induced Pluripotent Stem Cells (iPSc) – Mida platform
9.	Exosomes production platform

Furthermore, we are expanding our pipeline of innovative therapies specifically designed to optimize and align with our production platforms. We believe that DCP platform addresses many of the challenges facing the supply of CGT, such as production capacity, logistics and efficient availability. The platforms target significantly lower production costs and potentially allow us to make progress toward our vision of improved access and outcomes in healthcare.

CGT market overview

The global CGT market is growing at a rapid pace with 1894 active clinical trials (ARM 2024 State of the Industry Briefing H1). 2023 was a breakthrough year for CGT. Seven CGTs were approved by the FDA in 2023, with 11+ decisions expected in 2024 (ARM 2024 State of the Industry Briefing H1). Several biotech companies developing CGTs have been acquired by large pharma (Gilead Sciences acquired Kite Pharma for $11.9 billion, Roche acquired Spark Therapeutics for $4.8 billion and Bayer acquired AskBio for $2 billion upfront and up to $2 billion in success-based milestone payments) before generating their first revenues.

2023 and 2024 brought more significant interest from large pharma and large biotech with Roche leading the way signing a definitive agreement to acquire Poseida Therapeutics for $1.5B with the lead program being an allogenic CAR-T, AstraZeneca acquired China-based CAR-T company Gracell Biotechnologies for $1B up-front, and investing $245M in Cellectis; other significant deals include Eli Lilly acquiring Sigilon Therapeutics for $345M+ and BioNTech agreeing to invest $200M into Autolus for access to their CAR-T programs. According to the 2023 Pharma R&D annual review by Informa, there are 21,292 drugs or therapies in development and roughly 19.4% are CGTs (4,132), this is up from 2020 when McKinsey & Company reported CGT products accounted for 12% of the industry’s clinical and 16% of the preclinical pipeline.

This is a relatively new field, developing quickly in the last decade. The initial development of these therapies began at clinical research centers, based on attempts of researchers and clinicians to incorporate the scientific knowledge that accumulated from the biotechnology industry, including advancements in genetic engineering of cells, cell sourcing, tissue engineering and the medical advancements of immunology. In the early years of development, it was not even clear if such therapies would be considered a clinical treatment (such as a bone marrow transplant) or drug product such as a recombinant protein. In the last decade there has been much development in the regulatory framework required to bring such products to market, but still there is vagueness in some markets and unique regulatory pathways such as the legal framework in the EU for hospital exemption allowing hospitals who wish to provide such therapies to their patients to take responsibility for treating patients, and still a major portion of products are supplied directly by hospitals to patients utilizing clinical trials and unique regulatory pathways. Though the biotech industry has embraced this new modality of drug development, they face many challenges. The pharma and biotech companies are used to centralized production and providing shelf products that can be stored and made available on demand. Their development and production teams are eager to fit these therapies into the existing well-known paradigms. This has proven to be extremely challenging, and the result has been approvals of products such as CAR-Ts for blood cancers and products for treatment of genetic diseases costing hundreds of thousands of dollars, or even over two million dollars per patient. The capacity to produce such products is limited and, though they are considered a breakthrough in terms of clinical results, the high cost has severely restricted market adoption.

While the biotech industry struggles to determine the best way to lower costs of goods and enable CGTs to scale, the scientific community continues to advance and push the development of such therapies to new heights. Clinicians and researchers are excited by all the new tools such as new generations of industrial viruses, big data analysis for genetic and molecular data and technologies including CRISPR, mRNA, etc. available, often at a low cost, to perform advanced research in small labs. Most new therapies arise from academic institutes or small spinouts from such institutes. Though such research efforts may manage to progress into a clinical stage, utilizing lab based or hospital-based production solutions, they lack the resources to continue the development of such drugs to market approval. Historically, drug/therapeutic development has required investments of hundreds of millions of dollars to be successful. One significant cause for the high cost is that each therapy often requires unique production facilities and technologies that must be subcontracted or designed and built based on expensive subcontracting serves. Further, the cost of production during the clinical stage is extremely expensive. Given these financial restraints, researchers and institutes hope to out- license their therapeutic products to large biotech companies or spin-out new companies which is usually an option at a de-risked stage.

Orgenesis subsidiaries

The following is a description of our subsidiaries, all of which are wholly owned, and their area of expertise:

●	Koligo Therapeutics, Inc., a Kentucky corporation, which is a regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercializing its metabolic pipeline via the POCare Network throughout the United States and in international markets.

●	Orgenesis CA, Inc. a Delaware corporation, which is currently focused on development of our technologies and therapies in California.

●	Orgenesis Switzerland Sarl, which is currently focused on providing group management services.

●	MIDA Biotech BV, which is currently focused on research and development activities, was granted a 4 million Euro grant under the European Innovation Council Pathfinder Challenge Program which supports cutting-edge science and technology. The grant is for technologies enabling the production of autologous induced pluripotent stem cells (iPSCs) using microfluidic technologies and artificial intelligence (AI).

●	Orgenesis Italy SRL which is currently focused on R&D activities.

●	Orgenesis Ltd., an Israeli subsidiary which was focused on R&D and was a provider of R&D management services for out licenced products. (Declared bankrupt by Israeli district court in August 2025.

●	Orgenesis Austria GmbH, which is currently focused on the development of the Company’s technologies and therapies.

●	Octomera LLC, a Delaware corporation, which specializes in providing processing services within the Orgenesis group and to third party customers. Octomera’s current operating subsidiaries, all of which are wholly owned, are:

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.

●	Tissue Genesis International LLC, a Texas limited liability company currently focused on development of our technologies and therapies.

●	Orgenesis Germany GmbH, a German entity.

●	Theracell Laboratories IKE (“Theracell Labs”), a Greek company currently focused on expanding our POCare Network.

●	ORGS POC CA Inc, which is currently focussed on expanding our POCare Network in California.

●	Octo Services LLC, a Delaware entity.

During 2024, liquidation activities at the following subsidiaries commenced (See note 20):

●	Orgenesis Korea Co. Ltd
●	Orgenesis Biotech Israel Ltd
●	Orgenesis Australia PTY LTD
●	Orgenesis Belgium SRL
●	Orgenesis Services SRL

Therapies in Development

Subject to obtaining sufficient capital, we are attempting to advance a diverse pipeline of cell and gene therapies, consisting of investigational treatments and next-generation technologies aimed at addressing cancer and other unmet clinical needs. Central to this pipeline are personalized autologous cell therapies, where cells are derived from the patient’s own body, significantly minimizing the risk of immune rejection.

Our Advanced Therapy Medicinal Products (ATMPs) are developed through a combination of proprietary research, strategic joint ventures, and in-licensing agreements with biotech companies and leading research institutions. These therapies have been specifically adapted and validated to integrate seamlessly with our advanced production platforms, ensuring efficient manufacturing and delivery.

The following table summarizes the therapies that are included in our future development plans, which are discussed in detail below:

Therapy	Development Stage	Indication
Immuno-Oncology

HiCAR-T	Hospital exemption/	B-ALL, B-cell Lymphoma
IND enabling studies
T-LOOP	IND enabling studies	Solid Tumors
MDVAC	IND enabling studies	Solid Tumors
Intra Nasal Delivery of Cell based Immunotherapy	Pre-clinical	Drug delivery technology, Glioblastoma

Metabolic Diseases

KYSLECEL	Clinical use	TP-IAT
CellFix	Clinical use	Cartilage Defects
AutoSVF	Clinical development	Systemic ARDS, vascular disorders

Anti-Viral

Autovac	Pre-clinical	Autologous viral vaccine

Immuno-Oncology

HiCAR-T (CD 19)

Chimeric antigen receptor T cells (CAR-T cells) are genetically engineered T-cells designed for cancer immunotherapy. They are modified to produce artificial T-cell receptors (CARs) that recognize and target cancer cells. CAR-T cells can be derived either from a patient’s own blood (autologous) or from a healthy donor (allogeneic). The process involves harvesting T cells, genetically engineering them to express a CAR targeting specific tumor antigens and infusing them back into the patient. These engineered T cells act as a “living drug” that binds to cancer cells upon encountering their target antigen, activating them to proliferate and destroy the tumor.

We are developing an advanced anti-CD19 CAR-T therapy for the treatment of B-cell Acute Lymphoblastic Leukemia (ALL) and other B-cell lymphomas. This therapy leverages a novel processing technology that enables rapid delivery at a significantly reduced cost. This year, we reported promising real-world clinical data from 233 patients in Asia with CD19+ Acute Lymphoblastic Leukemia (B-cell ALL), showcasing the performance of our CAR-T CD19 therapy. The study highlights its strong safety profile, efficacy, and cost-effectiveness compared to existing treatments.

Key Real-World Clinical Outcomes of the Therapy:

●	Efficacy: The therapy demonstrated outstanding complete response (CR) rates, achieving 82% in adults and 93% in pediatric patients, underscoring its effectiveness across age groups.
●	Safety: Severe Cytokine Release Syndrome (CRS) occurred in only 2% of adult patients and 6% of pediatric patients, reflecting a significant safety advantage over conventional CAR-T therapies.

We believe that these compelling findings support the broader potential of the therapy in treating B-cell ALL, B-cell lymphomas, and other related conditions.

In addition to its clinical performance, the cost-effectiveness of our therapy is further enhanced by our DCP platform. This platform reduces CAR-T production costs from $152,500 to $41,750 per batch—a 73% reduction compared to traditional centralized manufacturing (see graph below). These advancements make our therapy not only clinically superior but also economically accessible, broadening its potential to transform the treatment landscape for B-cell ALL, B-cell lymphomas, and other related conditions.

CAR-T Centralized versus Decentralized Production (DCP)

*Management estimates based on internal costing of development batches; Hodgson et. al., Cellares Cost-Benefit, 2023 Analysis

T-LOOP (Tumor Infiltrating Lymphocytes (TIL)

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

We have received approval from the Israeli Ministry of Health to conduct clinical research, marking an important milestone in advancing our TILs (Tumor-Infiltrating Lymphocytes) therapy development.

MDVAC

MDVAC (Dual Vaccine Cell-Based Cancer Immunotherapy) is a novel cell-based immunotherapy licensed from Columbia University, designed to target a wide range of solid tumors. It consists of two pre-activated antigen-presenting cells (APCs)—dendritic cells (DCs) and macrophages—loaded with allogeneic whole cancer cell lines, thereby maximizing the repertoire of cancer antigen presentation.

MDVAC leverages the immune system’s natural ability to recognize and respond to cancer neo-antigens, enhancing the efficacy of cancer immunotherapy. The parallel presentation of cancer antigens promotes improved immune education and enhances the immune system’s ability to recognize tumors, leading to tumor growth arrest and reduced metastasis.

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

Anti viral

Autovac

AutoVac is an autologous, pan-antigenic cell-based vaccine platform designed to combat viral infections through the ex vivo induction of immune responses. Utilizing specific target antigens, AutoVac enables a rapid and adaptable response during viral outbreaks. As part of our initial proof of concept, we are focusing on validating this novel vaccine platform against Coronavirus Disease 2019 (COVID-19).

Preliminary in vitro findings demonstrated successful immune cell activation correlating with antigen expression, confirming its immunogenic potential. Further testing against additional viral pathogens has validated the platform’s specificity, robustness, and versatility. This year, we expanded our research to explore additional viral targets, including Zika virus, further demonstrating AutoVac’s potential to address a wide range of viral threats.

Strategic CGT Therapeutics Collaborations

Collaborations, partnerships, joint ventures and license agreements are key components of our POCare strategy.

Our POCare technology collaborators and partners include Columbia University in the City of New York, , UC Davis,

For more information, see note 12, “Collaboration and Licensing Agreements” of the “Notes to the Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Current Development and processing facilities

Koligo

Koligo has closed down its commercial production facilities for KYSLECEL at an FDA-registered establishment in Indiana. Koligo is currently focusing on upgrading its production to modular units and identifying additional locations.

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

Tissue Genesis International (“TGI”) has expanded its development pipeline from the Icellator to additional systems for automation of Cell and Gene Therapy and incorporation of these various platforms into the Decentralized Production Units.

On the Icellator front, in 2024 TGI continued to service our existing customers both domestically and abroad, added new customers, increased revenue from sales, extended shelf-life of existing Icellator inventory, continued Adipase development, and engaged in production of a new lot of disposables.

TGI includes the integration of our development projects, foremost among them the Control Tower for automation of cGMP cell and gene therapy inside Decentralized Production Units. In 2024 TGI brought this project into the ISO quality system and engaged with contract engineering firms with the requisite experience and that meet our stringent quality assurance standards.

Theracell Laboratories

Theracell Laboratories, located in Greece, specializes on developing and processing innovative cell therapies for our customers. It was designated as a “Priority Investment of Strategic National Importance” by Enterprise Greece, the official Greek national investment and trade promotion agency, which is responsible for the allocation of Greek government funding. As a result of this designation, Theracell will be inducted into Greece’s fast-track licensing and approval process. This is expected to help advance development and clinical use of our CGT, subject to regulatory requirements.

Services offered by Octomera

The services that Octomera offers include:

●	Development, adaptation, and optimization of therapy production processes within decentralized production platforms, including bio-isolators, prefabricated clean rooms.
●	Adaptation of automation and closed systems to serviced therapies.
●	Incorporation of the serviced therapies compliant with GMP in the Decentralized Production Units that we designed and built.
●	Tech transfers and training of local teams for the serviced therapies.
●	Processing and supply of the therapies and required supplies under GMP conditions within our DCP including required quality control testing; and

The processing services are performed throughout our decentralized hubs that provide harmonized and standardized services to customers. We believe this approach is in line with current regulatory guidelines regarding decentralized production and provides an efficient and scalable pathway for CGT therapies to reach patients rapidly at lowered costs. Our Services are designed to allow rapid capacity expansion while integrating new technologies to bring together patients, doctors and industry partners with a goal of achieving standardized, regulated clinical development and production of therapies.

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

We believe that the existing industry paradigm in which each therapy developer invests in setting up unique infrastructure such as specialized clean rooms and production facilities is inefficient. The cost of construction, regulatory authorization and maintenance of these facilities is not only prohibitive but extremely difficult and lengthy to replicate, allowing no economies of scale. We have based the design of our POCare Platform on the concept of standardizing infrastructure by providing flexible building blocks through the POCare Centers, Decentralized Production Platforms, which allows for quick expansion at multiple locations.

Global Harmonization: The POCare Platform overcomes conventional processing challenges by enabling high quality standards and sterile, scalable onsite processing of CGTs orchestrated by the POCare Centers to service local hospitals. Processing infrastructure is harmonized and reproducible using our platform. The use of our platform can shorten implementation time from approximately 18-24 months to approximately 3-9 months, offers a more cost-effective environment and enables local scalability by connecting additional Decentralized Production Units. The network structure is supported and connected by the centralization of the harmonized best industry practices and standards to meet the highest quality standards (“QMS”, Quality Management System). Further global harmonization is implemented through standardization of the training programs, centralized data management and a unified supply chain.

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

We aim to build value in various aspects of our company ranging from supply related processes including development and distribution systems, clinical and regulatory services, engineering and devices such as Decentralized Production Units and OMPULs discussed below and delivery systems. Therapies serviced include immuno-oncology, anti-aging, metabolic, dermatology, orthopedic, as well as regenerative technologies.

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

Notable 2024 Activities

On January 29, 2024, the Company and Metalmark Capital Partners (“Metalmark” or “MM”) entered into a Unit Purchase Agreement (the “MM UPA”), pursuant to which the Company acquired all of the preferred units of Octomera LLC (“Octomera”) previously owned by MM (the “MM Acquisition”), and effective that date, reconsolidated Octomera into its accounts. The Company currently owns 100% of the equity interests of Octomera. The Company had previously, from June 30, 2023 (“date of deconsolidation”), deconsolidated Octomera from its consolidated financial statements.

On April 5, 2024, the Company entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by the Company of five OMPULs to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to the Company or to third-party lessees designated by the Company. On November 5, 2024, Germfree notified the Company of its intention not to lease any OMPULS back to the Company. Germfree confirmed that it has satisfied its obligations to the Company under the Purchase Agreement. On June 13, 2025 the Company and Germfree resolved all remaining differences between themselves.

On May 21, 2024, the Company entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007,372 of outstanding principal and accrued interest was exchanged for an aggregate of 1,577,695 shares of common stock of the Company. On July 10, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Broaden Bioscience and Technology Corp. (“Broaden”) for the purchase by the Company of the following assets (the “Assets”): The process and algorithms developed by Broaden for processing CAR-T, RACE CAR-T and all oncology products that will enable the Company to develop and sell treatments to third parties, which include Broaden’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals related thereto.

On July 12, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Theracell Advanced Biotechnology S.A, Theracell Advanced Biotechnology LTD and IDNA Genomics Public Limited (collectively, “Theracell”) for the purchase by the Company of the following assets (the “Assets”) owned by Theracell: 1) 50% of the outstanding ownership rights and equity interests in Theracell Laboratories IKE (“Theracell IKE”) not currently owned by the Company so that the Company shall own 100% of the outstanding equity interests of Theracell IKE; and 2) Certain products (the “Products”), which include: (i) the manufacturing processes, algorithms, work instructions, test methods, standard operating procedures and specifications for producing Tumor Infiltrating Lymphocytes (“TILs”) that meet current Good Manufacturing Practice (cGMP) requirements that will enable the Company to potentially use this product as a platform for treating a wide variety of solid tumors; (ii) a 3rd generation GMP lentivirus production process, which is part of a therapy manufacturing process that will enable the Company to potentially treat Beta Thalassemia therapies; (iii) an oncolytic virus cell carrier platform which will enable the Company to potentially develop treatments for an array of cancers; (iv) a process for the potential treatment of mesenchymal stem cells for kidney disorders; (v) a process for controlled isolation of regenerative EVs derived from mesenchymal stem cells for the potential treatment of kidney disorders; and (vi) bioxome encapsulated APIs for improved transdermal delivery and bioavailability for the potential treatment of atopic dermatitis/wound healing; including Theracell’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals.

On October 19, 2024, Mark Goodman resigned as a director of the Company, On October 28, 2024, the Board of Directors of the Company, following the recommendation of the Nominating and Corporate Governance Committee of the Board, elected Adam Pelavin, Jagannathan Bhalaji, and Santhosh Nagaraj to serve as members of the Board. On December 24, 2024, Jagannathan Bhalaji resigned as a director of the Company. On August 9, 2025, Yaron Adler and Adam Pelavin resigned as directors of the Company. On August 18, 2025, Santhosh Nagaraja resigned as a director of the Company.

On August 8, 2025, Mr. Victor Miller, the Chief Financial Officer, Treasurer and Secretary of the Company resigned. Vered Caplan assumed the role of the principal financial and accounting officer following his resignation.

On March 10, 2026, the Company appointed Douglas Karriker as its Chief Financial Officer, Treasurer and Secretary, effective March 10, 2026.

On November 8, 2024, the two Belgian subsidiaries of the Company, viz. Orgenesis Belgium SRL and Orgenesis Services SRL (“the Belgian subsidiaries”), petitioned the Liège Business Court in Belgium (“Court”) for allowing their judicial reorganization pursuant to Article XX.41 of the Belgian Code of Economic Law. The petition follows the current inability of the Belgian subsidiaries to pay employee payroll expenses and accounts payable. The Court ordered the liquidation of the two subsidiaries, which were deconsolidated from the Company’s accounts.

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

●	POCare cell processing

We provide distributed cell processing services for third party customers at POCare Centers in close proximity to patients.

Our POCare revenue is as follows:

	Years Ended December 31,
Revenue stream:	2024		2023
	(in thousands)
POCare development services	$		$-
Cell process development services and hospital services		1,020	515
License fees		15	15
Total		$1,035	$530

Liquidity

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $0.1 million and $0.8 million, respectively, and working capital deficits of approximately $26 million and $12 million, respectively. We continue to incur significant expenses in connection with operating as a public company. As of December 31, 2024 and 2023, we had accounts payable and accrued expenses of $12.8 million and $8.7 million, respectively.

We had approximately $65.8 million in outstanding debts as of December 31, 2024, inclusive of the calculated fair market value, and not the actual repayment amount, of our convertible loans, revolving line of credit, loans with related parties, and other debt obligations. In September 2025, we repaid $6.3 million of this outstanding debt.

We intend to continue to seek delays on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.

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

In addition, we own or have exclusive rights to nineteen (19) United States patents, twenty one (21) foreign-issued patents, sixteen (16) pending patent applications in the United States, twenty seven (27) pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Korea, Panama, Russia, Singapore, and South Africa. These patents and patent applications relate, among others, to (1) dendritic cell based (whole cell) vaccines, and their use for treating cancer and viral diseases; (2) compositions comprising Ranpirnase and other ribonucleases and their use for treating viral diseases; (3) tumor infiltrating lymphocytes (TILs) and their use for treating cancer; (4) compositions comprising immune cells for treating COVID-19; (5) therapeutic compositions comprising exosomes, bioxomes, and redoxomes; (6) Sterile bio-processing system for culturing cells; (7) chimeric antigen receptors (CARs); (8) Mobile Processing Units; (9) Cell-delivery devices; and (10) skin diseases treatment and anti-aging compositions.

We have two granted U.S. patents and a pending U.S. patent application directed, among others, to dendritic cell-based (whole cell) vaccines, and their use for treating cancer and viral diseases. The granted U.S. patents will expire in 2037.

We have granted and pending U.S. patent applications directed, among others, to compositions comprising Ranpirnase and other ribonucleases for the treatment of viral diseases. Granted U.S. patents and if issued, any patents based on these applications will expire between 2024 and 2042. Counterpart granted patents and patents applications were filed in Australia, Canada, China, Europe, Hong Kong, Japan, Mexico, New Zealand, South Korea, Russian Federation, Singapore, and South Africa. If issued, any patents based on these applications will expire between 2035 and 2042. These expiration dates do not include any patent term extensions that might be available following the grant of marketing authorizations.

We have pending U.S. patent applications directed, among others, to therapeutic compositions comprising exosomes, bioxomes, and redoxomes. If issued, any patents based on these applications will expire between 2029 and 2041. Counterpart patents applications were filed in, China, Europe, India, Israel, and Japan, . If issued, any patents based on these applications will expire in 2039 and 2041. These expiration dates do not include any patent term extensions that might be available following the grant of marketing authorizations.

We have a pending U.S. patent application directed, among others, to immune cell-based vaccines comprising antigens against Coronavirus Disease 2019 (COVID-19). A counterpart patent application was also filed in Europe. If issued, any patents based on these applications will expire in 2043, without including any patent term extensions that might be available following the grant of marketing authorizations.

We have granted U.S. patent and a pending U.S. patent application, directed, among others, to bioreactors for cell culture and automated devices for supporting cell therapies. The granted U.S. patents will expire in 2027. If issued, any patents based on pending applications will expire in 2041. Counterpart patent applications were filed in Israel, Japan, and Mexico. Patents were granted in Korea, China and Canada and will expire in 2027.

We have a pending U.S. patent application directed, among others, to tumor infiltrating lymphocytes (TILs) and their use for treating cancer. If issued, patents will expire in 2042, without including any patent term extension that might be available following the grant of marketing authorizations.

We have pending U.S. patent application directed, among others, to a sterile bio-processing system for culturing cells and methods for culturing cells, such as tumor infiltrating lymphocytes (TILs). Counterpart patent applications were filed in China and Europe. If issued, any patent based on this application would expire in 2044, without including any patent term extensions that might be available following the grant of marketing authorizations.

We have a pending U.S. patent application directed, among others, to compositions comprising mesenchymal stem cells, and their use for treating solid tumors. If issued, any patent based on this application would expire in 2040. Counterpart patent applications were filed in Europe, and Israel. If issued, any patents based on these applications would expire in 2040. These expiration dates do not include any patent term extensions that might be available following the grant of marketing authorizations.

We have a pending U.S. patent application directed, among others, to methods of treating cancer or CNS-related diseases by intranasal administration of an oncolytic virus. If converted into national phase applications and issued, any patents based on these applications will expire in 2043, without including any patent term extensions that might be available following the grant of marketing authorizations. A counterpart patent application was filed in Europe.

We have two pending U.S. patent applications and a pending European patent application, directed, among others, to chimeric antigen receptors (CARs), and their use for treating malignancies. Counterpart patent applications were filed in China and Hong-Kong. If issued, any patents based on the U.S. applications would expire in 2042 or 2043, without including any patent term extensions that might be available following the grant of marketing authorizations.

We have a pending U.S. patent application directed, among others, to a composition comprising topiramate and bioxome, redoxome, HA, extracellular vesicles (EV), or PRP extracellular vesicles and its use for the treatment of a dermatological condition. If issued, any patents based on this application would expire in 2042, without including any patent term extensions that might be available following the grant of marketing authorizations.

We also own IP and related Extracellular Vesicle (“EV”) Technology pursuant to an EV purchase agreement (the “EV Agreement”). Pursuant to the EV Agreement, we received all of the rights in EV technology purchased. In addition, we received an exclusive worldwide license to use the EV IP technology for any purpose.

We have one U.S. patent application relating to hydrogel compositions (co-applicants).

We have two U.S. patent applications and two EP patent applications relating to adipose derived treatments (co-applicants).

We have a pending U.S. patent application and a pending EP patent application directed, among others, to Mobile Processing Units.

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

In 2024, the FDA’s regulatory landscape for cell and gene therapies (CGTs) continues to evolve with an increased emphasis on accelerated approval pathways and flexibility in clinical trial endpoints. The FDA’s Center for Biologics Evaluation and Research (CBER) is prioritizing fast-track approval options, particularly for rare diseases, through the use of surrogate or intermediate clinical endpoints supported by biomarker data and animal models. https://www.fda.gov/

Regulatory Process in Europe

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

In 2024, the European regulatory framework for cell and gene therapies (CGTs) continues to emphasize innovation while maintaining rigorous standards to ensure safety and efficacy. The European Medicines Agency (EMA) remains focused on adaptive pathways and flexibility in approving CGTs, particularly through mechanisms such as conditional marketing authorizations and adaptive licensing to expedite patient access while awaiting full clinical validation. https://core-reference.org/news-summaries/march-2024/

Clinical Trials

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

Human Capital Resources

As of December 31, 2024, we had an aggregate of 77 employees working at our company and Subsidiaries. In addition, we retain the services of outside consultants for various functions including clinical work, finance, accounting and business development services. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees.

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

Diversity, Equity and Inclusion

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values. This is reflected in our numbers with our total workforce being approximately 44% women, 14% ethnically diverse and 61% over the age of 40.

Environmental, Social and Governance

Our commitment to integrating sustainability across our organization begins with our Board of Directors, or the Board. The Nominating and Governance Committee of the Board has oversight of strategy and risk management related to Environmental, Social and Governance, or ESG. All employees are responsible for upholding our core values, including to communicate, collaborate, innovate and be respectful, as well as for adhering to our Code of Ethics and Business Conduct, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We encourage employees to come to us with observations and complaints, ensuring we understand the severity and frequency of an event in order to escalate and assess accordingly. Our Chief Compliance Officer strives to ensure accountability, objectivity, and compliance with our Code of Conduct. If a complaint is financial in nature, an Audit Committee member is notified concurrently, which triggers an investigation, action, and report.

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

During 2024 and 2025, we experienced significant changes in the trading status of our common stock. Following the delisting of our common stock from the Nasdaq Capital Market, our common stock began trading on the OTCQX operated by the OTC Markets Group, Inc. (“OTC Markets”) beginning on October 21, 2024. On June 3, 2025, following delays in our Exchange Act filings and the expiration of the applicable grace period, OTC Markets moved the trading of our common stock from OTCQX to the Pink Limited tier. On July 29, 2025, due to further delays in our Exchange Act filings, OTC Markets moved the trading of our common stock from OTC Pink Limited to the OTC Expert Market tier. As a result, public access to bid and ask prices and trading volume information became restricted, and most investors are not able to easily trade our common stock during this period. Despite these developments, our common stock remains tradable, with pricing information accessible to brokers and market makers. We are actively working to complete and file all required periodic reports to regain compliance with our Exchange Act reporting obligations. We intend to reapply for listing on the OTCQX Market as soon as we become current in our SEC filings. Our common stock is currently traded on the OTC Expert Market under the symbol “ORGS.”

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

●	Our management, as of December 31, 2024, and our independent registered public accounting firm, in its report on our financial statements as of and for the fiscal year ended December 31, 2024, have concluded that there is substantial doubt as to our ability to continue as a going concern.

●	Our POCare business has a limited operating history and an unproven business model and faces significant challenges as the cell therapy industry is rapidly evolving. Our prospects may be considered speculative and any failure to execute our business strategy could adversely impact our business.

●	We are not profitable as of December 31, 2024, have limited cash flow and, unless we increase revenues and take advantage of any commercial opportunities that arise to expand our POCare business, the perceived value of our company may decrease and our stock price could be affected accordingly.

●	Our research and development efforts on novel technology using cell-based therapy and our future success is highly dependent on the successful development of that technology.

●	We require additional capital to support our business, and this capital may not be available on acceptable terms or at all.

●	We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

●	Our success will depend on strategic collaborations with third parties to develop and commercialize therapeutic product candidates, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

●	Our success depends on our ability to protect our intellectual property and our proprietary technologies.

●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

●	Our success depends on our ability to develop and grow our paradigm-shifting decentralized approach to CGT therapies utilizing an automated and/or closed approach validated for compliant production at or near the patient care site (“Decentralized Cell Processing or DCP Platform”) and Octomera’s cell processing business.

●	Our success depends on our ability to develop and roll out our Decentralized Production Units and OMPULs.

●	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

●	We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data storage risks.

●	There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or overseas, and as a result, we may not be able to generate product revenue.

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

●	Our product candidates are biologics, and the manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities.

●	Cell-based therapies rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

●	We currently have no marketing and sales organization and have no experience in marketing therapeutic products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

●	There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or overseas, and as a result, we may not be able to generate product revenue.

●	We face significant competition from other biotechnology and pharmaceutical companies, many of which have substantially greater financial, technical and other resources, and our operating results will suffer if we fail to compete effectively.

●	We are highly dependent on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

●	Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

●	Third parties to whom we may license or transfer development and commercialization rights for products covered by intellectual property rights may not be successful in their efforts and, as a result, we may not receive future royalty or other milestone payments relating to those products or rights.

●	Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect certain of our operations.

●	We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

●	Our securities have been delisted from Nasdaq and currently trade on the OTC Expert Market, which could make it difficult to trade our common stock.

●	We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

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

Risks Related to Our Company and POCare Business

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and require additional capital immediately. Our management, as of December 31, 2024, and our independent registered public accounting firm, in its report on our financial statements as of and for the fiscal year ended December 31, 2024, have concluded that there is substantial doubt as to our ability to continue as a going concern.

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs beyond [DATE] and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2024 were prepared assuming that we will continue as a going concern. The going concern basis of the presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and satisfy our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from our inability to continue as a going concern. As of December 31, 2024, our management concluded that, based on expected operating losses and negative cash flows, there is substantial doubt about our ability to continue as a going concern for the twelve months after the date the financial statements were issued. Our ability to continue as a going concern is subject to our ability to raise additional capital through equity offerings or debt financings. However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We are reliant on Alpha Prosperity Fund SPC for our immediate capital needs and will require shareholder approval to receive up to an additional $2,750,000 upon the exercise of certain warrants, which we may not be able to obtain. We intend to continue to seek delays on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.

Our POCare business has a limited operating history and an unproven business model and faces significant challenges as the cell therapy industry is rapidly evolving. Our prospects may be considered speculative and any failure to execute our business strategy could adversely impact our operations and the price of our common stock.

Our POCare business has a limited operating history and an unproven business model. Our plans to continue to grow our POCare cell therapy business and to further the development of ATMPs are subject to significant challenges, including having sufficient cash resources to support our operations. In addition, we may not be able to implement our POCare business or commence clinical trials or respond to competitive pressures due to other non-financial factors beyond our control. Our failure to effectively execute our business strategy could adversely affect our ability to successfully grow our POCare business and develop cell therapy product candidates, which could cause the value of your investment in our common stock to decline.

We are not profitable as of December 31, 2024, have limited cash flow and, unless we increase revenues and take advantage of any commercial opportunities that arise to expand our POCare business, the perceived value of our company may decrease and our stock price could be affected accordingly.

For the year ended December 31, 2024 and as of the date of this report, we assessed our financial condition and concluded that based on current and projected cash resources and commitments, there is a substantial doubt about our ability to continue as a going concern to meet our current operations for the next 12 months from the date of this report. Our auditor’s report for the year ended December 31, 2024 includes a going concern opinion on the matter. Management is unable to predict if and when we will be able to generate significant revenues or achieve profitability. Our plan regarding these matters is to continue improving the net results in our POCare business into fiscal year 2025. There can be no assurance that we will be successful in increasing revenues, improving our POCare results or that the perceived value of our company will increase. In the event that we are unable to generate significant revenues in our POCare business, our business and stock price could be adversely affected.

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

As of December 31, 2024, we employed 77 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Capital and credit market conditions, adverse events affecting our business or industry, the tightening of lending standards, rising interest rates, negative actions by regulatory authorities or rating agencies, the lack of liquidity in our common stock or other factors also could negatively impact our ability to obtain future financing on terms acceptable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to support our business growth and respond to business challenges could be significantly limited. In addition, the terms of any additional equity or debt issuances may adversely affect the value and price of our common stock, our results of operations, financial condition and cash flows.

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

We conduct certain of our operations in Israel. Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect certain of our operations.

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

While we are incorporated in the State of Nevada, currently a majority of our directors and executive officers are not residents of the United States, and the foreign persons named in this Annual Report on Form 10-K are located outside of the United States. The majority of our assets are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to assert U.S. securities law claims in original actions instituted in foreign countries in which we operate. Foreign courts may refuse to hear a claim based on a violation of U.S. securities laws on the grounds that foreign countries are not necessary the most appropriate forum in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that foreign law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by foreign countries’ laws. There is little binding case law in foreign countries addressing the matters described above.

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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. The EU and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, for example, effective May 25, 2018, the EU General Data Protection Regulation (GDPR) replaced the prior EU Data Protection Directive (95/46) that governed the processing of personal data in the European Union. The GDPR imposes significant obligations on controllers and processors of personal data, including, as compared to the prior directive, higher standards for obtaining consent from individuals to process their personal data, more robust notification requirements to individuals about the processing of their personal data, a strengthened individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data and increased requirements pertaining to health data, and strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes additional obligations on, and required contractual provisions to be included in, contracts between companies subject to the GDPR and their third-party processors that relate to the processing of personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data.

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

A variety of risks associated with operating our business internationally could materially adversely affect our business. We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries, unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks.

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

Risks Related to Our Decentralized Production Units or OMPULs (“DPU & Os”)

We may not be able to operate our DPU & Os in all cities or desired locations and the sizes and use of our laboratories in such DPU & Os may be restricted due to zoning, environmental, medical waste, or other licensing regulations.

We may be subject to local zoning ordinances or other similar restrictions that may limit where the DPU & Os can be located and the extent of their size and use. In addition, international, federal, state and local environmental and other administrative and licensing regulations could restrict the ability of the DPU & Os to connect with local power, water, sewer, and other infrastructure. Our success depends on our ability to develop and roll out our DPU & Os which may become more difficult or more expensive by such applicable regulations. Changes in any of these regulations could require us to close or move our DPU & Os which would affect our ability to conduct and grow our business.

If our existing DPU & O facilities become damaged or inoperable or if we are required to vacate our existing facilities, our ability to perform our tests and pursue our research and development efforts may be jeopardized.

We currently perform a majority of tests relating to our POCare Services out of our DPU & Os. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate for some period of time. In addition, since there is no lengthy history of use of DPU & Os and the DPU & Os are still in the development stage, we are unable to predict the normal wear and tear on such DPU & Os or how many years each DPU & Os will remain operational.

The inability to perform our tests or to reduce the backlog that could develop if our facilities are inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation. Furthermore, our DPU & O facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, or to locate and qualify new facilities.

We carry insurance for damage to our property and disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our facility and business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

Changes in the price and availability of our raw materials could be detrimental to our DPU & O operations.

Supply chain issues, including limited supply of certain raw material or supply interruptions, delays or shortages of material may disrupt our daily operations as the DPU & Os may be unable to retain an inventory of materials required to maintain operations or to build or repair such DPU & Os.

We are dependent on skilled human capital for our DPU & Os.

Our ability to innovate and execute is dependent on the ability to hire, replace, and train skilled personnel. The employment market suffers from shortage of candidates that may continue in future years and cause delays and inabilities to execute our plans. Additionally, based on current trends in the US labor market, there could be a shortage of available trained staff for the DPU & Os in the United States. Staff retention could also be a significant operational issue.

If we are unable to successfully secure our locations and premises, we may be unable to operate out of our DPU & Os or keep our employees and laboratory equipment safe.

In certain cities and urban markets, homelessness, rising crime rates and decreased police funding, could impact the security of the DPU & Os and the safety of employees and patients. If we are unable to successfully secure our DPU & Os, our research and development could be negatively impacted.

Our DPU & Os are operated in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our results of operations and financial condition, and harm our business.

The clinical laboratory testing industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely to us in the future. Areas of the regulatory environment that may affect our ability to conduct our DPU & O business include, without limitation:

●	federal and state laws governing laboratory testing, including CLIA, and state licensing laws;
●	federal and state laws and enforcement policies governing the development, use and distribution of diagnostic medical devices, including laboratory developed tests, or LDTs;
●	federal, state and local laws governing the handling and disposal of medical and hazardous waste;
●	federal and state Occupational Safety and Health Administration rules and regulations; and
●	European Union GMP approvals, which may be delayed because of the use DPU & Os which could then delay manufacturing for clinical trials.

Risks Related to Our Trans-Differentiation Technologies for Diabetes and the THM License Agreement

THM is entitled to cancel the THM License Agreement.

Pursuant to the terms of the THM License Agreement with THM, Orgenesis Ltd, the Israeli Subsidiary (currently in liquidation proceedings), must develop, manufacture, sell and market the products pursuant to the milestones and time schedule specified in the development plan. In the event the Israeli Subsidiary fails to fulfill the terms of the development plan under the THM License Agreement, THM shall be entitled to terminate the THM License Agreement by providing the Israeli Subsidiary with written notice of such a breach and if the Israeli Subsidiary does not cure such breach within one year of receiving the notice. THM may also terminate the THM License Agreement if the Israeli Subsidiary breaches an obligation contained in the THM License Agreement and does not cure it within 180 days of receiving notice of the breach. We also run the risk that THM may attempt cancel or, at the very least challenge, the License Agreement with the Israeli Subsidiary as we continue to expand our focus to other therapies and business activities. While we have not received any notice of cancellation of the THM License Agreement, we have received an allegation regarding the scope of the rights by THM that may present future challenges for our Israeli Subsidiary to continue to develop, manufacture, sell and market the products pursuant to the milestones and time schedule specified in the development plan of the THM License Agreement. In addition, THM has filed a complaint against us in the Tel Aviv District Court relating to the scope of such THM license and the royalties and other payments that THM is entitled to thereunder. See “Legal Proceedings” in this Annual Report on Form 10-K. Such complaint may lead to further risk of cancellation of the THM License Agreement.

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

Risks Related to our Common Stock

Our common stock has been delisted from Nasdaq.

Our common stock was delisted from the Nasdaq Capital Market in October 2024. Following the delisting of our common stock from the Nasdaq Capital Market, our common stock began trading on the OTCQX operated by OTC Markets beginning on October 21, 2024. On June 3, 2025, following delays in our Exchange Act filings and the expiration of the applicable grace period, OTC Markets moved the trading of our common stock from OTCQX to the Pink Limited tier. On July 29, 2025, due to further delays in our Exchange Act filings, OTC Markets moved the trading of our common stock from OTC Pink Limited to the OTC Expert Market tier. As a result of the delisting of our securities, we and our stockholders could face significant material adverse consequences including:

●a limited availability of market quotations for our shares;

●reduced liquidity for our shares;

●a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●a limited amount of news and analyst coverage;

●a decreased ability to issue additional securities or obtain additional financing in the future, including due to our inability to use a Form S-3 for a shelf financing;

●a loss of interest from institutional investors, which may further decrease liquidity and market visibility; and

●a loss of confidence among customers, vendors, suppliers, and employees, which could negatively impact our business operations and future prospects.

Trading on the OTC Markets is often thin, volatile, and sporadic, leading to wide fluctuations in trading prices that may not reflect the company’s actual operating performance. These factors can also impair our ability to raise additional capital through public or private sales of equity securities, as well as limit our ability to use our securities as consideration for acquisitions or investments.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We were not able to file this annual report on Form 10-K for the year ended December 31, 2024 with the SEC within the time period specified by the Exchange Act, due in part to having insufficient funds to service our operations, expenses and other liquidity needs, including the retention of services providers necessary to assist in the preparation and review of our financial statements and periodic reports. If we are not able to file our future periodic reports in the time specified by the Exchange Act, stockholders and potential investors will not have current public information about us, which will likely have a negative effect on our ability to obtain future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. More broadly, our inability to maintain current public information pursuant to SEC and OTC reporting rules will have a negative impact on how we are viewed by our stockholders, potential financing sources, the investing public and strategic and commercial parties with whom we do business. Failure to maintain current public information is in circumvention of certain contractual obligations of the Company and could result in an event of default under certain of our indebtedness. Additionally, if our SEC filing delinquencies are prolonged, the SEC could institute administrative proceedings to revoke our registration under the Exchange Act and suspend the trading of our common stock. Our inability to timely file periodic reports now and in the future could materially and adversely affect our continuing business and operations, as well as our future business growth and financial condition.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 14,583,333 shares of our common stock with a par value of $0.0001 per share. Pursuant to the Convertible Loan Agreement for a credit facility of up to $10,000,000, dated as of September 10, 2025, by and among Theracell Laboratories IKE (“Theracell”), a subsidiary of Octomera LLC, which is a subsidiary of Orgenesis Inc., and Alpha Prosperity Fund SPC, acting on behalf of and for the account of Segregated Portfolio P (the “Lender”), the Lender has the option, at its sole discretion, to convert the outstanding amount of the loan (currently, $10,000,000 drawn under the credit facility as well as $775,000 paid over and above the $10,000,000 credit line amount)  into equity of either us or Theracell, such that the Lender would hold up to 80% of the outstanding share capital of the applicable entity. The conversion of the loan into our shares is subject to shareholder approval of the issuance of the required shares. In addition, the Agreement provides that the Lender will be issued a warrant to purchase 15% of the fully diluted share capital of either us or Theracell, at the Lender’s discretion, for an aggregate exercise price of $250,000 and exercisable for three years from issuance. The issuance of shares upon exercise of the warrant is likewise subject to shareholder approval of the issuance of such shares. Additional warrants would be issued in connection with each cumulative drawdown of an additional $1,000,000 under the credit facility. Accordingly, the issuance of shares of common stock pursuant to the Convertible Loan Agreement and warrants referenced above would have the following effects:

●our existing stockholders’ proportionate ownership interest in us will decrease significantly and it would trigger a change of control of our company;

●the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

●the relative voting strength of each previously outstanding share of our common stock may be diminished; and

●the market price of shares of our common stock may decline.

In addition, our Board of Directors may choose to issue shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

If the Lender converts its outstanding loan amount into shares representing up to 80% of our outstanding common stock, the Lender could significantly influence the outcome of our corporate matters.

If the Lender elects to convert its outstanding loan amount into shares of our common stock representing up to 80% of our outstanding shares and/or exercise its warrants to purchase 15% of our fully diluted share capital, the Lender could, as a result, have the ability to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or sale of our company or its assets. This concentration of ownership in our shares by the Lender could limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. During the 52 weeks ended December 31, 2024, our stock price has fluctuated from a low of $ 0.89 to a high of $10. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on our business.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Our management is also required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weakness identified. As described in Item 9A of this Annual Report on Form 10-K, there were several material weaknesses identified in our internal control over financial reporting.

We are working to remediate our material weaknesses as soon as practicable. Our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects. Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis or result in misstatements. Likewise, if our financial statements are not filed on a timely basis, we could be subject to regulatory actions, legal proceedings or investigations by FINRA, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our agreements. Ineffective internal controls could also cause investors to lose confidence in our financial reporting, which could have a negative effect on our stock price, business strategies and ability to raise capital.

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

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including those perpetrated by hackers and unintentional disruptions to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modelling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our board of directors provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Executive Officer.

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

We also identify our cybersecurity threat risks by comparing our processes to standards set by the Center for Internet Security (CIS) as well as by engaging experts to attempt to infiltrate our information systems. We utilize Microsoft Security tools to facilitate our CIS assessments, ensuring alignment with industry best practices and enhancing our security posture.

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

●	Monitor emerging data protection laws and implement changes to our processes designed to comply with such laws and implement the latest Center for Internet Security benchmarks to comply with up-to-date requirements using Microsoft Compliance Manager and Azure Security Center.
●	Through our policies, practices, and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care, including using policies such as “right to know” and “right to access” with granular access to confidential information, managed via Microsoft Azure Active Directory’s Role-Based Access Control (RBAC).
●	Employ technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence using Microsoft Defender for Endpoint and Microsoft Sentinel for active threat hunting and alerts monitoring by cybersecurity operators, threat analytics, endpoint management, and application evaluations.
●	Provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
●	Conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats, including built-in tools for phishing campaigns and attack simulators, and usage of sandbox environments to evaluate threats.
●	Conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data.
●	Run tabletop exercises to simulate responses to cybersecurity incidents and use the findings to improve our processes and technologies.
●	Leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident.
●	Carry information security risk insurance that provides protection against potential losses arising from a cybersecurity incident.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data, or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data storage risks.” Such disclosures are incorporated by reference herein.

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

Our board of directors receives an annual update, and more often if required, from management of our cybersecurity threat risk management and strategy processes. These updates cover topics such as our data security posture, results from third-party assessments, progress toward pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In these sessions, our board of directors generally receives a report that includes cybersecurity details and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties. Management also discusses such matters with our Chief Executive Officer. Our board of directors also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of the board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer and our external cybersecurity consultants. These consultants are informed about, and monitor, the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these consultants report to management about cybersecurity threat risks, among other cybersecurity-related matters, at least annually.

ITEM 2. PROPERTIES

We do not own any real property. A description of the leased premises we utilize in several of our facilities is as follows:

Entity	Property Description

Orgenesis Inc.	●	Our principal office is located at 20271 Goldenrod Lane, Germantown, MD 20876.

Orgenesis Maryland LLC	●	FastForward laboratory and office located at 1812 Ashland Ave, Baltimore, Maryland 21205.
	●	Natick, Massachusetts

Mida Biotech BV	Laboratories and offices located in Leiden, The Netherlands

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

See note 23 of Item 8 of this Annual Report on Form 10-K for details of pending legal proceedings.

Except as described therein, we are not involved in any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From March 18, 2018 until October 20, 2024, our common stock was listed for trading on the Nasdaq Capital Market. Our common stock was delisted from the Nasdaq Capital Market in October 2024. Following the delisting of our common stock from the Nasdaq Capital Market, our common stock began trading on the OTCQX operated by OTC Markets beginning on October 21, 2024. On June 3, 2025, following delays in our Exchange Act filings and the expiration of the applicable grace period, OTC Markets moved the trading of our common stock from OTCQX to the Pink Limited tier. On July 29, 2025, due to further delays in our Exchange Act filings, OTC Markets moved the trading of our common stock from OTC Pink Limited to the OTC Expert Market tier. As a result, public access to bid and ask prices and trading volume information became restricted, and most investors are not able to easily trade our common stock during this period. Despite these developments, our common stock remains tradable, with pricing information accessible to brokers and market makers. We are actively working to complete and file all required periodic reports to regain compliance with our Exchange Act reporting obligations. We intend to reapply for listing on the OTCQX Market as soon as we become current in our SEC filings. Our common stock is currently traded on the OTC Expert Market under the symbol “ORGS.”

As of March 26, 2026, there were 248 holders of record of our common stock, and the last reported sale price of our common stock on the OTC Expert on March 26, 2026 was $0.58. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our common stock.

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

On October 31, 2024, Koligo and the Company entered into a loan extension agreement with a lender. In consideration for the extension, (i) the Company agreed to issue a warrant to the lender for the right to purchase 200,000 shares of common stock, at an exercise price per share of $1.03 per share, which is exercisable until one year from the new maturity date of the loan, and (ii) the Company agreed to reduce the exercise price of warrants to purchase an aggregate of 331,327 shares of common stock held by Nir to $1.03 per share.

On October 31, 2024, Koligo, the Company and a lender entered into a loan agreement. As partial consideration for the entry into of the loan agreement, the Company agreed to issue to the lender a warrant to purchase 485,437 shares of common stock of the Company at an exercise price of $1.03 per share, which shall be exercisable for a period of 12 months from the effective date. If Koligo fails to pay timely the amounts due under the loan on the maturity date, the Company shall issue to the lender an additional warrant to purchase 485,437 shares of common stock of the Company at an exercise price of $1.03 per share, which shall be exercisable for a period of 12 months from the effective date.

On November 4, 2024, Orgenesis Maryland LLC (“Orgenesis Maryland”), a subsidiary of the Company, entered into a promissory note with a lender. As partial consideration for the entry into of the note, the Company agreed to issue lender five-year warrants to purchase an aggregate of 242,718 shares of common stock of the Company at an exercise price of $1.03 per share. If Orgenesis Maryland fails to pay timely the amounts due under the note on the maturity date, the Company shall issue to lender additional five-year warrants to purchase an aggregate of 242,718 shares of common stock of the Company at an exercise price of $1.03 per share.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

All monetary amounts are expressed in thousands of US dollars (unless stated otherwise), except for share and loss per share amounts. On September 20, 2024, we implemented a 1-for-10 reverse stock split (the “Reverse Split”) of its authorized and outstanding shares of Common Stock. All share and per share amounts in these financial statements have been retroactively adjusted to reflect the Reverse Split as if it had been effected prior to the earliest financial statement period included herein.

Corporate Overview

We are a global biotech company working to unlock the promise of cell and gene therapies (“CGTs”) in an affordable and accessible offering. CGTs can use the patient’s own cells (autologous) or use donor cells (allogenic), and, for regulatory purposes, are classified as Advanced Therapy Medicinal Products (“ATMPs”). We are primarily focused on pioneering a paradigm-shifting decentralized approach to CGT therapies utilizing an automated and/or closed approach validated for compliant production at or near the patient care site (“Decentralized Cell Processing or DCP Platform”). This approach has the potential to overcome the limitations of traditional centralized processing methods due to their complex logistics and inefficient unscalable processing methods leading to cost prohibitive products that currently limit the number of patients that can have access to these therapies.

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

To overcome these challenges, we have designed and implemented our DCP Platform - a scalable hub and spoke infrastructure of analytical centers overseeing standardized production platforms, technology and services governed by a central quality system, focusing on replicability and standardization of infrastructure and equipment with centralized monitoring and data management.

Features of the DCP Platform include a locally implemented quality system, Standard Operating Procedures (SOPs), Good Manufacturing Practices (“GMP”), training procedures, quality-control testing and hub oversight of the actual production. We are leveraging our unique approach to therapy production using our DCP Platform and various manufacturing platforms to address some of the quality, supply chain, scale-up and production challenges, adapting these therapies to validated manufacturing platforms that are adapted to standardized production units that can be placed quickly and a low cost throughout our DCP network.

Our activity is based on partnerships with hospital, research centers and leading centers of excellence for the supply of products. Partnerships include both developing or adapting potential cell and gene therapies to the platform and providing our own standardized production platforms on a commercial basis.

Over the past year, we have focused on validating advanced production platforms for various cell types. These platforms are designed to deliver high-quality, regulatory-compliant cell and gene therapies through a decentralized, automated, and scalable approach, significantly reducing costs and time-to-market. With integrated quality control and regulatory compliance features, they ensure the highest standards of safety and efficacy, enabling faster and more efficient delivery of CGT treatments to patients. We are working to commercialize these platforms by targeting healthcare institutions and industry partners. Our business strategy includes out-licensing, related services and shared revenue opportunities.

Furthermore, we are expanding our pipeline of innovative therapies specifically designed to optimize and align with our production platforms. We believe that DCP platform addresses many of the challenges facing the supply of CGT, such as production capacity, logistics and efficient availability. The platforms target significantly lower production costs and potentially allow us to make progress toward our vision of improved access and outcomes in healthcare.

While the biotech industry struggles to determine the best way to lower costs of goods and enable CGTs to scale, the scientific community continues to advance and push the development of such therapies to new heights. Clinicians and researchers are excited by all the new tools such as new generations of industrial viruses, big data analysis for genetic and molecular data and technologies including CRISPR, mRNA, etc. available, often at a low cost, to perform advanced research in small labs. Most new therapies arise from academic institutes or small spinouts from such institutes. Though such research efforts may manage to progress into a clinical stage, utilizing lab based or hospital-based production solutions, they lack the resources to continue the development of such drugs to market approval. Historically, drug/therapeutic development has required investments of hundreds of millions of dollars to be successful. One significant cause for the high cost is that each therapy often requires unique production facilities and technologies that must be subcontracted or designed and built based on expensive subcontracting services. Further, the cost of production during the clinical stage is extremely expensive. Given these financial restraints, researchers and institutes hope to out- license their therapeutic products to large biotech companies or spin-out new companies which is usually an option at a de-risked stage

In addition, we are developing our pipeline of advanced therapies with the goal of entering into out-licensing agreements for these therapies.

Our platform may also be utilized by other parties, such as biotech companies and hospitals for the supply of their products.

The ability to produce these products at low cost allows for an expedited development process, and the partnership with hospitals around the globe enables joint grants and lower cost of clinical development. We also review many therapies available for out licensing and select the ones which we believe have the highest market potential, can benefit the most from a point of care approach and have the highest chance of clinical success. We assess such issues by utilizing its global POCare Network and our internal knowhow accumulated over a decade of involvement in the field.

To summarize: We in-license to quickly adapt therapies to a point-of-care approach through regional partnerships, and we out-license our therapies for market approval in preferred geographical regions. This approach lowers overall development cost, through minimizing pre-clinical development costs incurred by us, and through receiving of the additional funding from grants and/or payments by regional partners.

Orgenesis subsidiaries

The following is a description of our subsidiaries, all of which are wholly owned, and their area of expertise:

●	Koligo Therapeutics, Inc., a Kentucky corporation, which is a regenerative medicine company, specializing in developing personalized cell therapies. It is currently focused on commercializing its metabolic pipeline via the POCare Network throughout the United States and in international markets.

●	Orgenesis CA, Inc. a Delaware corporation, which is currently focused on development of our technologies and therapies in California.

●	Orgenesis Switzerland Sarl, which is currently focused on providing group management services.

●	MIDA Biotech BV, which is currently focused on research and development activities, was granted a 4 million Euro grant under the European Innovation Council Pathfinder Challenge Program which supports cutting-edge science and technology. The grant is for technologies enabling the production of autologous induced pluripotent stem cells (iPSCs) using microfluidic technologies and artificial intelligence (AI).

●	Orgenesis Italy SRL which is currently focused on R&D activities.

●	Orgenesis Ltd., an Israeli subsidiary which is focused on R&D and a provider of R&D management services for out licenced products. (Declared bankrupt by Israeli district court in August 2025.

●	Orgenesis Austria GmbH, which is currently focused on the development of the Company’s technologies and therapies.

●	Octomera LLC, a Delaware corporation, which specializes in providing processing services within the Orgenesis group and to third party customers. Octomera’s current operating subsidiaries, all of which are wholly owned, are:

●	Orgenesis Maryland LLC, which is the center of POCare Services activity in North America and is currently focused on setting up and providing POCare Services and cell-processing services to the POCare Network.

●	Tissue Genesis International LLC, a Texas limited liability company currently focused on development of our technologies and therapies.

●	Orgenesis Germany GmbH, a German entity.

●	Theracell Laboratories IKE (“Theracell Labs”), a Greek company currently focused on expanding our POCare Network.

●	ORGS POC CA Inc, which is currently focussed on expanding our POCare Network in California.

●	Octo Services LLC, a Delaware entity.

Services provided by Octomera include:

●	Process development of therapies, process adaptation, and optimization inside the DPU & O”;
●	Adaptation of automation and closed systems to serviced therapies;
●	Incorporation of the serviced therapies compliant with GMP in the DPU & O s;
●	Tech transfers and training of local teams for the serviced therapies at the POCare Centers;
●	Processing and supply of the therapies and required supplies under GMP conditions within our POCare Network, including required quality control testing; and
●	Contract Research Organization services for clinical trials.

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

During 2024, liquidation activities at the following subsidiaries commenced (See note 20):

●	Orgenesis Korea Co. Ltd
●	Orgenesis Biotech Israel Ltd
●	Orgenesis Australia PTY LTD
●	Orgenesis Belgium SRL
●	Orgenesis Services SRL

Significant Developments During Fiscal 2024

On January 29, 2024, (“date of reconsolidation”), we and an affiliate of Metalmark Capital Partners (“Metalmark” or “MM”) entered into a Unit Purchase Agreement (the “UPA”), pursuant to which we acquired all the preferred units of Octomera owned by MM (the “Acquisition”). As a result of the acquisition, we therefore now own 100% of the equity interests of Octomera. We had previously deconsolidated Octomera from our consolidated financial statements. Pursuant to the acquisition, MM and us further agreed to the following:

1.	Consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three-year period 2025-2027, then we will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If we sell Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, we shall pay MM 5% of the net proceeds.

2.	MM’s designated members of the Board of Managers of Octomera resigned and the we amended the Second Amended and Restated Limited Liability Company Agreement of Octomera (the “Octomera LLC Agreement”) to be a single member agreement reflecting the transactions consummated under the UPA, such that MM no longer (i) is a member of Octomera or a party to the Octomera LLC Agreement, or (ii) has a right to appoint members of the board of managers of Octomera.

Additionally, pursuant to an extension agreement signed between us and MM on January 28, 2024, the maturity date of certain loans that MM had lent to us in the amount of $2,600 was extended to January 28, 2034.

On February 14, 2024, following a claim for payment by employees of OBI (a fully owned subsidiary of Octomera) of past salaries due, the district court in Haifa, Israel appointed a trustee to run the affairs of OBI. As a result of this appointment, effective February 14, 2024, we no longer controlled OBI and ceased to consolidate the results of OBI into our consolidated results. We recognized a loss as a result of the deconsolidation of $66. We did not believe that rehabilitation of OBI was possible, and we purchased certain of OBI’s equipment.

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

On April 5, 2024, we entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc. (“Germfree”), for the sale by us of five OMPULs to Germfree, which were to be incorporated into Germfree’s lease fleet and leased back to us or to third-party lessees designated by us. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree agreed to pay us an aggregate purchase price of $8,340 subject to adjustment through a verification mechanism set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, Germfree has paid us $6,720 as of December 31, 2024.

Pursuant to the Purchase Agreement, Germfree agreed to exclusively manufacture and distribute OMPULs and supply us with OMPULs for use worldwide for ten years (the “Term”), under a license to all OMPUL-related intellectual property owned by us.

On November 5, 2024, Germfree notified us of its intention not to lease any OMPULS back to us. Germfree confirmed that it had satisfied its obligations to us under the Purchase Agreement, and we therefore do not expect to receive any further payments thereunder. [COMPANY TO DESCRIBE LAWSUIT AND SETTLEMENT]

On May 10, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in a private placement, 15,000 shares of our Common Stock at a purchase price of $10.3 per share, Warrants to purchase up to 15,000 shares of Common Stock at an exercise price of $15.0 per share, and further Warrants to purchase up to 15,000 shares of Common Stock at an exercise price of $20.0 per share, all such Warrants exercisable immediately and expiring five years from their date of issuance. We received gross proceeds of approximately $154 before deducting related offering expenses. The Offering closed on May 10, 2024.

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

Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, we agreed to pay Theracell an aggregate purchase price of $13,000 (the “Consideration”), which is equal to the value of the Assets established by a third-party valuation firm, less a debt adjustment in the amount of $10,324 which was owed by Theracell to us (the “Debt”). The aggregate Consideration will be paid by us as follows: (i) $400 will be paid to Theracell within 60 days after signing of the Purchase Agreement, (ii) $250 will be paid to Theracell within one year after signing of the Purchase Agreement, and (iii) the remaining amount (less any Debt) will be paid to Theracell in four equal annual payments beginning on December 30, 2025 and ending on December 30, 2028. As of the date of this annual report on Form 10-K, we had paid Theracell $243.

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

On December 20, 2024, the Liège Business Court in Belgium appointed provisional liquidators for Orgenesis Belgium SRL and Orgenesis Services SRL (“the Belgian subsidiaries”). The Belgian subsidiaries had, on November 8, 2024, petitioned the Liège Business Court to allow a judicial reorganization pursuant to Article XX.41 of the Belgian Code of Economic Law. The petition followed the inability of the Belgian subsidiaries to pay employee payroll expenses and accounts payable.

Results of Operations

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.

Our financial results for the year ended December 31, 2024 are summarized as follows in comparison to the year ended December 31, 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Revenues	$1,035	$530
Cost of sales	1,928	6,255
Gross profit	$(893)	$(5,725)
Cost of development services and research and development expenses	9,622	10,623
Amortization of intangible assets	728	721
Change in Contingent consideration	(4,643)	-
Selling, general and administrative expenses included credit losses of $24,367 for the year ended December 31, 2023	14,822	35,134
Share in loss of associated company	8	734
Impairment of investment	-	699
Impairment expenses	18,338	-
Operating loss	$39,768	$53,636
Loss from deconsolidation of subsidiaries (see note 3 and note 20)	(4,480)	5,343
Other income	(606)	(4)
Loss from extinguishment in connection with loans (see note 10 a of Item 8)	5,422	283
Credit loss on convertible loan receivable	-	2,688
Financial expense, net	4,508	2,499
Convertible loans induced conversion expenses	4,304	-
Loss before income taxes	$48,916	$64,445
Tax expense	97	473
Net loss	$49,013	$64,918

Revenues

The following table shows our revenues by major revenue streams:

	Years Ended December 31,
	2024	2023
	(in thousands)

Revenue stream:
Cell process development services and hospital services	$1,020	$515
License fees	15	15
Total	$1,035	$530

Our revenues for the year ended December 31, 2024 were $1,035, as compared to $530 for the year ended December 31, 2023, representing an increase of 95%. The increase was as a result of work completed and payments received on cell processing development and hospital services. A breakdown of the revenues per customer that constituted at least 10% of revenues is as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Revenue earned:
Customer A (United States)	$492	$-
Customer B (United States)	300	280
Customer C (United States)	-	90
Customer D (United States)	150	130

Expenses

Cost of Revenues

	Year Ended
	December 31, 2024	December 31, 2023
Salaries and related expenses	$636	$2,387
Stock-based compensation	5	4
Professional fees and consulting services	126	1,917
Raw materials	131	731
Depreciation expenses, net	654	481
Other expenses	376	735
Total	$1,928	$6,255

Cost of revenues for the year ended December 31, 2024 were $1,928, as compared to $6,255 for the year ended December 31, 2023, representing a decrease of 69%. The decrease was mainly attributable to reduced Octomera segment cost of revenues, particularly as a result of the deconsolidation of OBI and reduced activities at the Korean subsidiary.

Cost of development services and research and development expenses

	Year Ended
	December 31, 2024	December 31, 2023
Salaries and related expenses	$6,300	$4,800
Stock-based compensation	158	210
Subcontracting, professional and consulting services	745	3,662
Lab expenses	113	377
Depreciation expenses, net	620	312
Other research and development expenses	2,043	1,542
Less – grant	(357)	(280)
Total	$9,622	$10,623

Cost of development services and research and development for the year ended December 31, 2024 were $9,622, as compared to $10,623 for the year ended December 31, 2023, representing a decrease of 9%. The increase in salaries and related expenses is mainly attributable to our accounting for Octomera segment cost of development services and research and development expenses from the reconsolidation date compared to accounting for such expenses in 2023 until the deconsolidation of Octomera. Subcontracting, professional fees and consulting services declined as a result of cost savings. Other research and development expenses increased mainly as a result of the Asset Purchase Agreements referred to in Note 18.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2024	2023
	(in thousands)

Salaries and related expenses	$3,228	$2,825
Stock-based compensation	191	249
Accounting and legal fees	2,732	3,355
Professional fees	(29)	1,891
Rent and related expenses	2,239	161
Business development	1,801	464
Depreciation expenses, net	84	46
	3,893	1,776
Other general and administrative expenses	683	24,367
Total	$14,822	$35,134

Selling, general and administrative expenses for the year ended December 31, 2024 were $14,822, as compared to $35,134 for the year ended December 31, 2023, representing a decrease of 58%.

The decrease was mainly as a result of a decrease of $20,642 in credit losses incurred in the twelve months ended December 31, 2024 which were $2,725 compared to credit losses incurred of $23,367 in the twelve months ended December 31, 2023, mainly in the Octomera segment. The decrease was offset by an increase in business development expenses as a result of warrants granted to advisers.

Share in Net Loss of Associated Company

	Years Ended December 31,
	2024	2023
	(in thousands)

Share of Net Loss of Associated Company	$8	$734

Total	$8	$734

Share in net loss of associated company for the year ended December 31, 2024 was $ 8 , as compared to $734 for the year ended December 31, 2023, representing a decrease of 99%. The decrease in Share in net loss of associated company in the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily because Octomera was treated as an associated Company in 2023 from the deconsolidation date, and in 2024 it was accounted for as a controlled subsidiary from the reconsolidation date.

Loss (Profit) from deconsolidation of subsidiaries

	Years Ended December 31,
	2024	2023
	(in thousands)
Loss (Profit) from deconsolidation of subsidiaries	$(4,480)	$5,343

The profit from deconsolidation of subsidiaries in the twelve months ended December 31, 2024 was as a result of the deconsolidation of OBI, Orgenesis Korea, Orgenesis Belgium and Orgenesis Services. See note 20. The loss from deconsolidation of subsidiaries in the twelve months ended December 31, 2023 was as a result of the deconsolidation of Octomera. See note 3.

Other income

	Years Ended December 31,
	2024	2023
	(in thousands)
Other income	$(606)	$(4)

The other income earned in the twelve months ended December 31, 2024 was as a result of OMPULS sold to Germfree. See note 13f.

	Years Ended December 31,
	2024	2023
	(in thousands)
Loss from extinguishment	$5,422	$283

The Loss from extinguishment incurred in the twelve months ended December 31, 2024 was mainly as a result of a loss from extinguishment in connection with loans (see note 10 a of Item 8)

Credit Loss on Convertible loan receivable

	Years Ended December 31
	2024	2023
	(in thousands)
Credit loss on convertible loan receivable	$-	$2,688

The credit loss for the year ended December 31, 2024 was $0 compared to $2,688 for the year ended December 31, 2023. This was attributable to a provision created for a credit loss on a loan created in the twelve months ended December 31, 2023.

Financial Expenses, net

	Years Ended December 31,
	2024	2023
	(in thousands)
Interest expense on convertible loans and loans	3,737	2,167
Foreign exchange loss, net	782	325
Other (income) loss	(11)	7
Total	$4,508	$2,499

Financial expenses, net for the year ended December 31, 2024 were $4,508, as compared to $2,499 for the year ended December 31, 2023, representing an increase of 80%. The increase was mainly due to interest on new loan agreements entered into and finance expenses incurred on warrants issued to loan holders.

Convertible loans induced conversion expenses

	Years Ended December 31
	2024	2023
	(in thousands)
Convertible loans induced conversion expenses	$4,304	$-

The convertible loans induced conversion expense for the year ended December 31, 2024 was $ 4,304 compared to $0 for the year ended December 31, 2023. This was attributable to a charge generated as part of a Debt equity conversion in 2024. See note 10.

Impairment expenses

	Years Ended December 31
	2024	2023
	(in thousands)
Impairment expenses	$18,338	$699

Impairment expenses for the year ended December 31, 2024 were $ 18,338 compared to $0 for the year ended December 31, 2023. This was attributable to an impairment of goodwill of $1,211, property, plant and equipment of $8,752, and intangible assets of $8,375 (total impairment of approximately $18,338 million) in the twelve months ended December 31, 2024.

Tax expense

	Years Ended December 31,
	2024	2023
	(in thousands)
Tax expense	$97	$473
Total	$97	$473

Tax expense, net for the year ended December 31, 2024 were $97, as compared to $473 for the year ended December 31, 2023, representing a decrease of 79%. The increase is mainly attributable to increased tax liabilities in the U.S. Effective for years beginning after December 31, 2021, Internal Revenue Code Section 174 changed the tax treatment of research and experimentation (R&E) expenditures. While companies have historically deducted such costs for federal income tax purposes, these new rules require capitalization and prescribe cost recovery over a period of five years for research and development paid or incurred in the United States and 15 years for R&E paid or incurred outside of the United States.

Working Capital

	December 31,
	2024	2023
	(in thousands)

Current assets	$761	$4,076
Current liabilities	$26,920	$16,407
Working capital	$(26,159)	$(12,331)

Current assets decreased by $3,315 between December 31, 2023 and December 31, 2024. The decrease was mainly attributable to a decline in cash and cash equivalents, prepaid expenses, and receivables from related parties.

Current liabilities increased by $10,513 between December 31, 2023 and December 31, 2024. The increase was mainly attributable to:

●	the reconsolidation of Octomera which included an increase in accounts payable, accrued expenses and other payables, and employees and related payables;
●	the deconsolidation of subsidiaries where we recorded an increase in accounts payable to related parties;
●	Additional non-convertible short term loan agreements entered into.

The above increases were offset by a decline in current maturities of convertible loans, converted to equity.

Liquidity and Capital Resources

	Years Ended December 31,
	2024	2023
	(in thousands)

Net loss	$(49,013)	$(64,918)

Net cash used in operating activities	(17,076)	(14,837)
Net cash used in investing activities	365	(3,707)
Net cash provided by financing activities	15,959	13,618
Net change in cash and cash equivalents and restricted cash	$(752)	$(4,926)

During year ended December 31, 2024, we funded our operations from operations as well as from proceeds raised from equity and debt offerings.

Net cash used in operating activities for the year ended December 31, 2024 was approximately $17,076, as compared to net cash used in operating activities of approximately $14,837 for the year ended December 31, 2023. The decline was mainly as a result of a loss of $32,984 for the year ended December 31, 2024 compared to a loss of $64,918 for the year ended December 31, 2023, which is mainly related a decline in activity in the Octomera segment.

Net cash provided by investing activities for the year ended December 31, 2024 was approximately $365, as compared to net cash used in investing activities of approximately $3,707 for the year ended December 31, 2023. The change was mainly as a result of a decline in purchases of property and equipment and the cash impact from the deconsolidation of Octomera which incurred in the twelve months ended December 31, 2023 not incurred in the twelve months ended December 31, 2024.

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $15,959, as compared to net cash provided by financing activities of approximately $13,618 for the year ended December 31, 2023. The change was mainly attributable to proceeds raised from equity investments and warrant exercises in the amount of $2,556 in the twelve months ended December 31, 2024 as compared to $5,283 in the twelve months ended December 31, 2023. In addition, in the twelve months ended December 31, 2024, we raised convertible loans in the amount of $75 compared to $5,735 in the twelve months ended December 31, 2023, These decreases were offset by the receipt of $6,720 from Germfree and non-convertible loans received in the amount of $6,060 in the twelve months ended December 31, 2024 compared to $635 received in the twelve months ended December 31, 2023.

Liquidity and Capital Resources Outlook

Funding Requirements and Going Concern

As of December 31, 2024, we had an accumulated deficit of $224,787 and for the year ended December 31, 2024 incurred negative operating cashflows of $17,076. As of December 31, 2024, we had cash and cash equivalents of approximately $0.1 million. We had approximately $$65.8 million in outstanding liabilities as of December 31, 2024. In September 2025, we repaid $6.3 million of this outstanding debt. Our activities have been funded by generating revenue, through offerings of our securities, and through proceeds from loans. There is no assurance that our business will generate sustainable positive cash flows to fund our business and satisfy our debt obligations.

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

We expect our current and projected cash resources and commitments will not be sufficient to meet our obligations for the next 12 months, raising a substantial doubt about our ability to continue as a going concern. Our management’s plans include raising additional capital to fund our operations and to repay our outstanding loans when they become due, as well as exploring additional avenues to increase revenue and reduce capital expenditures. Our ability to fund the completion of our ongoing and planned activities may be substantially dependent upon whether we can obtain sufficient funding at acceptable terms. If we are unable to raise sufficient additional capital or meet revenue targets, we may have to reduce or eliminate certain activities and reduce our headcount.

The estimation and execution uncertainty regarding the our future cash flows and our management’s judgments and assumptions in estimating these cash flows is a significant estimate. Those assumptions include reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash.

We intend to continue to seek delays on certain payments and explore other ways of potentially reducing expenses with the goal of preserving cash until additional financing is secured. These efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements. We continue to actively seek additional financing. In the absence of additional sources of liquidity, we do not have sufficient existing cash resources to meet operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. In addition, substantial doubt about our ability to continue as a going concern may cause investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations.

Sources of Liquidity

To date, we have funded our operations primarily with the net proceeds from the issuance of convertible loans, the issuance of convertible promissory notes, draws upon a credit facility, the issuance and sale of equity securities and revenues generated from our business. As of December 31, 2024, we have cash and cash equivalents of $78. In the future, we expect to finance our cash needs through a combination of equity and debt financing (including the credit facility described below), including with related parties.

Segregated Portfolio Convertible Loan

Pursuant to the Convertible Loan Agreement for an initial loan of $1,000,000 and credit facility of up to $10,000,000, dated as of September 10, 2025, by and among Theracell Laboratories IKE (“Theracell”), a subsidiary of Octomera LLC, which is a subsidiary of Orgenesis Inc., and Alpha Prosperity Fund SPC, acting on behalf of and for the account of Segregated Portfolio P (the “Lender”), the Lender has the option, at its sole discretion, to convert the outstanding amount of the loans (currently, $[7,083,857]) into equity of either us or Theracell, such that the Lender would hold up to 80% of the outstanding share capital of the applicable entity. The conversion of the loan into our shares is subject to shareholder approval of the issuance of the required shares. In addition, the Agreement provides that the Lender will be issued a warrant to purchase 15% of the fully diluted share capital of either us or Theracell, at the Lender’s discretion, for an aggregate exercise price of $250,000 and exercisable for three years from issuance. The issuance of shares upon exercise of the warrant is likewise subject to shareholder approval of the issuance of such shares. Additional warrants would be issued in connection with each cumulative drawdown of an additional $1,000,000 under the credit facility. Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of principally cash and cash equivalents, bank deposits and certain receivables. We held these instruments with highly rated financial institutions, and we have not experienced any significant credit losses in these accounts and does not believe that we are exposed to any significant credit risk on these instruments, except for accounts receivable. We perform ongoing credit evaluations of its customers for the purpose of determining the appropriate allowance for doubtful accounts.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified the following material weaknesses:

In connection with our audit for the year ended December 31, 2023, we did not perform appropriate analyses related to our internal control over financial reporting in the accounting for whether it is probable we will collect substantially all the consideration to which we are entitled for revenue services provided, as well as our estimated credit losses during 2023. As a result, we identified a deficiency in the operating effectiveness of our internal control over financial reporting related to our accounting for revenues, credit losses and the related impacts relating thereto, which resulted in the restatement of our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023. As of December 31, 2024, such weakness has not been remediated. Management’s plans for remediation, which occurred during 2025 and are continuing, include a thorough credit assessment of all new customers, analysis of payment history for existing customers as well as an analysis on expected credit losses by customer.

We had an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting because we are a smaller reporting company and non-accelerated filer.

Remediation Efforts

Management is evaluating and implementing measures to address these deficiencies, including seeking ways to improve access to the financial resources necessary for timely analysis of accounting for revenues, credit losses and the related impacts relating thereto and for ongoing compliance with financial reporting requirements. In addition, the Company is in process of designing and evaluating processes and controls relating to its ITGC environment that will involve the following:

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

The Company remains committed to strengthening its internal controls and improving the timeliness and accuracy of its financial reporting.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding each of our current Directors and Executive Officers as of March 26, 2026.

Name	Age	Position
Vered Caplan	56	Chief Executive Officer and Chairperson of the Board of Directors
Douglas Karriker	51	Chief Financial Officer, Treasurer and Secretary
Itzhak Vider	64	Director
Adam Pelavin (1)	47	Director
Yaron Adler (2)	55	Director

(1)	A member on the audit committee.
(2)	A member on the compensation committee.

On October 19, 2024, Mark Goodman resigned as a director of the Company, On October 28, 2024, the Board of Directors of the Company, following the recommendation of the Nominating and Corporate Governance Committee of the Board, elected Adam Pelavin, Jagannathan Bhalaji, and Santhosh Nagaraj to serve as members of the Board. On December 24, 2024, Jagannathan Bhalaji resigned as a director of the Company. On August 9, 2025, Yaron Adler and Adam Pelavin resigned as directors of the Company. On August 18, 2025, Santhosh Nagaraja resigned as a director of the Company. Their resignations were not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On August 8, 2025, Mr. Victor Miller, the Chief Financial Officer, Treasurer and Secretary of the Company resigned. Vered Caplan assumed the role of the principal financial and accounting officer following his resignation.

On March 10, 2026, the Company appointed Mr. Douglas Karriker as the Chief Financial Officer, Treasurer and Secretary of the Company.

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

Douglas Karriker – Chief Financial Officer, Treasurer and Secretary

Mr. Karriker has served as Financial Controller of the Company since September 2023. Prior to joining the Company, Mr. Karriker served as Finance Director at Genixus, Corp. until August 2023. Prior to that, Mr. Karriker served as CFO/Treasurer/Vice President of Finance at DataTech Global from 2008 to 2022, where he was responsible for financial planning and analysis, treasury operations, and investor relations. From 1997 to 2008, he held various roles in corporate finance. Mr. Karriker began his career at Delhaize US, where he worked in the financial accounting and reporting division of a public company, operating in the consumer goods space. He holds a Bachelor of Science in Accounting from Appalachian State University and is a Certified Public Accountant (CPA).

Itzhak Vider – Director

Dr. Vider has served as a director since his appointment on July 8, 2024. Dr. Tsahi Vider is a Doctor of Medicine (Ben Gurion University, Israel, 1989) and a Board-Certified General Surgeon (Meir Hospital, Israel, 1998). He has over 20 years of experience in life-quality medical treatments, advanced aesthetic medicine, and clinical longevity. He is the founder of VIV Clinic, a leading medical wellness and aesthetic centers in Israel, and the Longevity Academy in Israel. Dr. Vider is an international expert in establishing and operating Hyperbaric Oxygen Therapy (HBOT) and Longevity Centers in multiple countries. Since 2024, he has served as the Medical Director at the Advanced Longevity Clinic in Israel.

We believe that Dr. Vider is qualified to serve on our Board of Directors because of his business experience and strategic understanding of advancing the valuation of companies in emerging industries.

Adam Pelavin – Director

Mr. Pelavin has been a partner at LifeForce Capital, a healthcare venture firm that invests in software-driven innovation in drug discovery and development and in care delivery and coordination, where he co-leads the firm’s strategies for AI + health and neuro, since June 2023. Prior to becoming a partner, Mr. Pelavin served as an Advisor and Venture Partner at LifeForce Capital from June 2016, supporting investor relations and fundraising as well as sourcing and support. During that period, Mr. Pelavin also advised several additional healthcare startups. Prior to LifeForce Capital, Mr. Pelavin co-founded and co-led Comprisma, a startup focused on realigning macro financial incentives in the U.S. healthcare system, from Jan 2011 until June 2015. Mr. Pelavin began his career in education policy and research at EdSource and later worked as an independent education content creator. Mr. Pelavin received a B.A. in Pure Mathematics from Pomona College (2002) and an M.F.A. in Fiction from the University of California, Riverside (2009).

We believe that Mr. Pelavin is qualified to serve on our Board of Directors because of his business experience and strategic understanding of advancing the valuation of companies in emerging industries.

Yaron Adler – Director

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

Board of Directors

Our Board of Directors currently consists of four (4) members; Vered Caplan, Itzhak Vider, Adam Pelavin and Yaron Adler. All directors hold office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election.

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

Director Independence

We have three independent directors. Our Board of Directors is not currently comprised of a majority of independent directors. In determining director independence, we use the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

The Board has concluded that Dr. Vider, Adam Pelavin and Yaron Adler are “independent” based on the definition set forth in the listing standards of the Nasdaq Stock Market, having concluded that any relationship between such directors and our company, in its opinion, does not interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Research and Development Committee. The sole member of each of the Audit Committee is Adam Pelavin. The sole member of the Compensation Committee is Yaron Adler. The sole member of the Research and Development Committee is Dr. Vider.

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

The Audit Committee held 7 meetings in 2024. In addition, the Audit Committee reviewed and approved various corporate items by way of written consent during the year 2024. The Board has determined that the sole member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that Dr. Vider is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated him to fill that role. See “Directors, Executive Officers and Corporate Governance – Directors” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee held 2 meetings in 2024. In addition, the Compensation Committee reviewed and approved various corporate items by way of written consent during the year ended December 31, 2024. The Board of Directors has determined that the sole member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

Research and Development Committee

The Research and Development Committee assists the Board in fulfilling the Board’s responsibilities to oversee our research and development programs, and strategies.

The Research and Development approved various corporate items by way of written consent during the year ended December 31, 2024.

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

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except for two late Form 4s filed by Victor Miller, one late Form 4 filed by Dr. Vider, a late Form 3 and Form 4 filed by Mark Goodman, one late Form 3 filed by Adam Pelavin, one late Form 3 filed by Jagannathan Bhalaji, and one late Form 3 filed by Santhosh Nagaraj.

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

INSIDER TRADING POLICY

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of the Company’s securities by our directors, officers and employees, as well as their immediate family members and entities controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid or accrued during the years ended December 31, 2024 and 2023. Our named executive officers consist of (1) our Chief Executive Officer and (2) our Chief Financial Officer. As of December 31, 2024, there were no other executive officers who earned more than $100,000 during the year ended December 31, 2024 and were serving as executive officers as of such date. [The table includes two additional executive officers who would have been among the three most highly compensated executive officers except for the fact that they were not serving as executive officers of the Company as of the end of 2024.]

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
Vered Caplan, CEO	2024	249,075	-	-	39,532	-	-	75,105	363,712
	2023	259,029	-	-	-	-	-	82,355	341,384
Victor Miller, CFO	2024	168,000	-	-	161,950	-	-	22,548	352,498

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 15 to this Annual Report on Form 10-K for the year ended December 31, 2024. No executive officers received options awards in the year ended December 31, 2024. See below for a summary of options awarded in previous years.

(2)	For 2024 and 2023, represents the compensation as described under the caption “All Other Compensation” below.

All Other Compensation

The following table provides information regarding each component of compensation for the years ended December 31, 2024 and 2023 included in the All Other Compensation column in the Summary Compensation Table above. Represents amounts paid in New Israeli Shekels (NIS) or Swiss Franks and converted at average exchange rates for the year.

Name	Year	Automobile and Communication Related Expenses $	Social Benefits $ (1)	Total $
Vered Caplan	2024 2023	2,416 2,627	72,689 79,728	75,105 82,355
Victor Miller	2024	-	22,548	22,548

(1)	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Switzerland, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Swiss severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities. See discussion below under “Narrative Disclosure to Summary Compensation Table – Vered Caplan.”

Outstanding Equity Awards at December 31, 2024

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2024.

Name	Grant Date	Number of Shares Underlying Unexercised Options (#) Exercisable	Number of Shares Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Vered Caplan	09-Dec-16(1)	16,666	-	48	09-Dec-26
	06-Jun-17(1)	8,333	-	72	06-Jun-27
	28-Jun-18(1)	24,999	-	83.6	28-Jun-28
	22-Oct-18(1)	8,500	-	59.9	22-Oct-28
	19-Mar-20(1)	8,500	-	29.9	18-Mar-30
	14-Jun-22(1)	8,500	-	20.00	13-Jun-32
	23-Jul-24(2)	2,125	6,375	6.40	22-Jul-34
Victor Miller	02-Jan-24(2)	8,750	8,750	5	01-Jan-34
	27-Jun-24(2)	3,750	16,250	6.3	27-Jun-34

(1)	The options were fully vested as of December 31, 2024.
(2)	The options vest on a quarterly basis over a period of two years from the date of grant.

Option Exercises and Stock Vested in 2024

The following table shows information regarding exercises of options to purchase our common stock and vesting of stock awards held by each executive officer named in the Summary Compensation Table during the year ended December 31, 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Vered Caplan	23,018	183,921	-	-
Victor Miller	2,500	10,416	-	-

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

Ms. Caplan received an aggregate salary and board fee of $249,075 2024. As of December 31, 2024, the $225,000 chairperson fee for 2022 ,2023 and 2024 was unpaid, but accrued, per agreement by Ms. Caplan. In addition, in 2024 Ms. Caplan was awarded options to purchase 8,500 shares of common stock.

Ms. Caplan received reimbursement for automobile and communication related expenses in the amount of $2,416 in 2024 and $2,627 in 2023. In addition, the Company contributed to savings, health, severance, pension, disability and insurance plans generally provided in Switzerland, including health, education, managerial insurance funds, and redeemed vacation pay in an amount equivalent to $72,689 in 2024 and $79,728 in 2023. These amounts represent Swiss severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities.

Victor Miller

On December 28, 2023, the Company appointed Victor Miller as its Chief Financial Officer, effective January 2, 2024. In connection with Mr. Miller’s appointment as Chief Financial Officer, he entered into a personal employment agreement (the “Miller Employment Agreement”) with the Company setting forth his compensation and certain other terms. Pursuant to the Employment Agreement, Mr. Miller was entitled to receive an annual base salary of $335,000 and an annual cash bonus of up to 40% of his then-current base salary (the “Annual Performance Bonus”). The Annual Performance Bonus, if any, will be based upon the achievement of certain corporate and individual performance objectives. Additionally, pursuant to the Employment Agreement Mr. Miller will receive a grant of 200,000 stock options (the “Stock Award”) upon the commencement of his employment. The Stock Award is subject to the terms of the Company’s equity compensation plan and a stock award agreement by and between the Company and Mr. Miller. The Stock Award will vest quarterly from the grant date (beginning March 31, 2024) over two years subject to Mr. Miller’s continued employment through each such vesting date. Pursuant to the Employment Agreement, Mr. Miller will be awarded an additional 200,000 stock options (or restricted stock units at Mr. Miller’s discretion) upon shareholder approval of an increase in the number of shares available under the Company’s option plan and 95,000 stock options (or restricted stock units at Mr. Miller’s discretion) at the end of each calendar year of service, which will vest over 16 calendar quarters. Upon a Change in Control (as defined in the Employment Agreement), all unvested options and/or RSU’s will vest immediately.

The Employment Agreement also provides for the following severance payments upon termination by the Company without Cause (as defined in the Employment Agreement) or by Mr. Miller for Good Reason (as defined in the Employment Agreement): (i) payment of his then-current salary for a period of 4 months, with this period increasing by one month annually on the anniversary of the Commencement Date (as defined in the Agreement), up to a maximum of 6 months; (ii) subject to Mr. Miller’s co-payment of premium amounts and proper election to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will contribute an amount equal to the monthly employer contribution towards Mr. Miller’s health insurance. This will continue until the earliest of 12 months from termination, his eligibility for group health plan benefits under another employer, or the cessation of his continuation rights under COBRA. Payment in each case is subject to Mr. Miller’s execution of a release satisfactory to the Company following such termination. If Mr. Miller’s employment terminates as a result of voluntary resignation, termination for Cause (as defined in the Employment Agreement), disability or death, he shall be entitled to receive Accrued Obligations (as defined in the Employment Agreement), but will not be eligible for severance pay and benefits.

Mr. Miller received an aggregate salary of $168,000 during 2024. In addition, in 2024 Mr. Miller was awarded options to purchase 40,000 shares of common stock of which 2,500 were exercised during the period ended December 31, 2024.

In addition, the Company contributed to savings, health, severance, pension, disability and insurance plans, including health, education, managerial insurance funds, and redeemed vacation pay in an amount equivalent to $22,548 in 2024. These amounts represent severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities.

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

The following table sets forth the compensation that would have been received by each of our executive officers had they been terminated as of December 31, 2024.

Name	Salary Continuation
Vered Caplan	$	*

(*) Termination by Company without cause: $250,000

Termination without cause following a change in control: $375,000

Director Compensation

The following table sets forth for each non-employee director that served as a director during the year ended December 31, 2024:

Year Ended December 31, 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)		Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Yachin	100,000	-	-		-	-	-	100,000
Yaron Adler	60,000	-	1,323	(2)	-	-	-	61,323
David Sidransky	35,000	-	-		-	-	-	35,000
Ashish Nanda	65,000	-	230,882	(3)	-	-	-	295,822
Mario Philips	16,667		161,817	(4)				178,484
Pelavin Adam			4,007	(5)				4,007
Bhalaji Jagannathan			4,007	(6)				4,007
Nagaraj Santhosh			4,007	(7)				4,007
Itzhak Vider			3,718	(8)				3,718

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our common stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 15 (Stock Based Compensation) to our financial statements, which are included in this Annual Report on Form 10-K.
(2)	In respect of 1,750 options which was vested on December 12, 2025.
(3)	In respect of 1,835 options which was vested on December 12, 2025.
(4)	In respect of 26,698 options which was expired on June 27, 2025.
(5)	In respect of 1,250 options which was vested on December 12, 2025, and 625 options which will vest on December 12, 2027.
(6)	In respect of 1,875 options which was forfeited on December 26, 2024.
(7)	In respect of 1,458 options which was vested on December 12, 2025, and 208 will vest on December 12, 2026, and 209 will vest on December 12, 2027.
(8)	In respect of 208 options which was vested on July 8, 2025, 208 options which will vest on July 8, 2026, and 209 which will vest on July 8, 2027.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of the Board of Directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 2026 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 26, 2026 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 9,799,538 shares of common stock outstanding on March 26, 2026.

Security Ownership of Greater than 5% Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent(1)
Jacob Safier c/o The Wolfson Group, One State Street Plaza, 29th Floor New York, NY 10004	7,415,801	(2)	43.08%
Neurocords, LLC 838 Walker Road, Suite 21 Dover, DE 19904	1,200,000	(3)	10.91%
ALPHA PROSPERITY FUND c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	6,657,787	(4)	40.45%
Alpha Prosperity Fund SPC c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	80,007,446	(5)	89.09%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent(1)
Vered Caplan c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	133,774	(6)	1.35%
Victor Miller c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	26,782	(7)	<1%
Itzhak Vider c/o Orgenesis Inc. 20271 Goldenrod Lane Germantown, MD 20876	1,708	(8)	<1%
Directors & Executive Officers as a Group (3 persons)	162,264		1.66%

Notes:

(1)	Percentage of ownership is based on 9,799,538 shares of our common stock outstanding as of March 26, 2026. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible debt currently exercisable, or convertible or exercisable or convertible within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or convertible debt but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Consists of 7,415,801 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.80 per share, exercisable until, September 2, 2030.

(3)	Consists of 1,200,000 shares of common stock.

(4)

Consists of (i) 1,296,561 shares of common stock, and (ii) 5,361,226 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.80 per share, exercisable until, February 12, 2027.

(5)

Consists of (i) 3,289,490 shares of common stock, (ii) 3,782,913 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.07 per share, exercisable until, September 10, 2028, (iii) 4,350,350 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.06 per share, exercisable until, September 10, 2028, (iv) 5,002,903 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.05 per share, exercisable until, September 10, 2028, (v) 12,369,677 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.04 per share, exercisable until, September 10, 2028, (vi) 7,608,790 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.03 per share, exercisable until, September 10, 2028, (vii) 8,750,108 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.03 per share, exercisable until, September 16, 2028, (viii) 10,062,625 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.02 per share, exercisable until, November 4, 2028, (ix) 11,539,975 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.02 per share, exercisable until, December 15, 2028, and (x) 13,250,615 shares of common stock issuable upon exercise of outstanding warrants at a price of $0.02 per share, exercisable until, January 15, 2028.

82

(6)

Consists of (i) 50,838 shares of common stock, (ii)16,666 shares of common stock issuable upon exercise of outstanding options at a price of $48.00 per share, (iii)8,333 shares of common stock issuable upon exercise of outstanding options at a price of $72.00 per share, (iv)24,999 shares of common stock issuable upon exercise of outstanding options at a price of $83.60 per share, (v)8,500 shares of common stock issuable upon exercise of outstanding options at a price of $59.90 per share, (vi) 8,500 shares of common stock issuable upon exercise of outstanding options at a price of $29.90 per share, (vii) 8,500 shares of common stock issuable upon exercise of outstanding options at a price of $20.00 per share, and (viii) 7,438 shares of common stock issuable upon exercise of outstanding options at a price of $6.40 per share. Does not include option for 1,063 shares of common stock with an exercise price of $6.40 per share that are exercisable quarterly after March 31, 2026.

(7)	Consists of (i) 2,500 shares of common stock, (ii)15,000 shares of common stock issuable upon exercise of outstanding options at a price of $5.00 per share, (iii)7,500 shares of common stock issuable upon exercise of outstanding options at a price of $6.30 per share, and (iv)1,782 shares of common stock issuable upon exercise of outstanding options at a price of $2.15 per share.

(8)	Consists of (i) 208 shares of common stock issuable upon exercise of outstanding options at a price of $6.50 per share, and (ii) 1,500 shares of common stock issuable upon exercise of outstanding options at a price of $0.98 per share. Does not include option for 417 shares of common stock with an exercise price of $6.50 per share that are exercisable on July 8, 2026.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options and RSUs	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	358,981	29.24	170,721
Equity compensation plans not approved by security holders	47,495	48.00	-
Total	406,476	31.43	170,721

(1)	Consists of the 2017 Equity Incentive Plan and the Global Share Incentive Plan (2012). For a short description of those plans, see Note 15 to our 2024 Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2024, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors has appointed Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited (“PwC”) as our independent registered public accounting firm for the years ended December 31, 2024 and 2023. The following table sets forth the fees billed to us for professional services rendered by PwC for the years ended December 31, 2024 and December 31, 2023:

	Years Ended December 31,
Services:	2024	2023
Audit Fees (1)	$226,000	$225,000
Audit-Related Fees (2)	142,000	42,000
Total fees	$368,000	$267,000

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans and special procedures related to regulatory filings in 2024.

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

e.	Exhibits required by Regulation S-K

No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to an exhibit to our registration statement on Form S-8, filed on August 7, 2020)

3.1	Certificate of Change of Orgenesis Inc. dated September 20, 2024 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on September 23, 2024)

3.3	Amended and Restated Bylaws of the Company, as amended dated December 14, 2022 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on December 19, 2022)

4.1	Description of Securities (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 9, 2020)

4.2	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 22, 2020)

4.3	Form of Stock Option Agreement (incorporated by reference to an exhibit to our registration statement on Form S-8, filed on August 7, 2020)

4.4	Form of Warrant, dated as of September 13, 2021, issued in connection with Convertible Note Extension Agreements (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)

4.5	Form of Warrant, dated as of September 13, 2021, issued in connection with Convertible Note Extension Agreements (incorporated by reference to an exhibit to our quarterly report filed on Form 10-Q, filed November 4, 2021)

4.6	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 5, 2022)

4.7	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 25, 2022)

4.8	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 17, 2022)

4.9	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 23, 2022)

4.10	Form of Nir Additional Warrant, dated as of October 23, 2022 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)

4.11	Form of Neumann Additional Warrant, dated as of October 23, 2022 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 27, 2022)

4.12	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)

4.13	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on February 24, 2023)

4.14	Form of Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 8, 2023)

4.15	Form of Nir Warrant, dated as of January 1, 2024 (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 5, 2024)

4.16	Form of Lukach Warrant, dated as of January 1, 2024(incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 5, 2024)

4.17	Form of March 2024 Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on March 7, 2024)

4.18	Form of March 2024 Warrant (incorporated by reference to an exhibit to our current report on Form 8-K, filed on March 7, 2024)

4.19	Form of Warrant issued to Jacob Safier (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 26, 2024)

10.3	2017 Equity Incentive Plan (incorporated by reference to an exhibit to our definitive proxy statement on Schedule 14A, filed on March 30, 2017)

10.6	Executive Directorship Agreement between the Company and Vered Caplan dated November 19, 2020 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 9, 2021)

10.7	Swiss Employment Agreement between the Company and Vered Caplan dated November 19, 2020 (incorporated by reference to an exhibit to our annual report on Form 10-K filed on March 9, 2021)

10.8	Convertible Loan Agreement, dated as of August 24, 2021, between the Company and Image Securities FCZ (incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 4, 2021)

10.17	Convertible Loan Agreement, dated May 17, 2022, by and among the Company and Southern Israel Bridging Fund Two, LP (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 17, 2022)

10.28	Global Share Incentive Plan (2012) (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 31, 2012)

10.29	Appendix – Israeli Taxpayers Global Share Incentive Plan (2012) (incorporated by reference to an exhibit to our current report on Form 8-K, filed on May 31, 2012)

10.30	Convertible Loan Agreement, dated January 10, 2023, by and among the Company and NewTech Investment Holdings, LLC (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)

10.31	Convertible Loan Agreement, dated January 10, 2023, by and among the Company and Ariel Malik (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 13, 2023)

10.42	Unit Purchase Agreement, dated as of January 29, 2024, between the Company and MM OS Holdings L.P. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on January 31, 2024)

10.43	Binding Term Sheet, dated as of February 26, 2024, between Orgenesis Maryland LLC and Germfree Laboratories LLC* (incorporated by reference to an exhibit to our current report on Form 8-K, filed on March 1, 2024)

10.44	Securities Purchase Agreement, dated March 3, 2024, by and among the Company and the Investors (incorporated by reference to an exhibit to our current report on Form 8-K, filed on March 7, 2024)

10.49	Loan Agreement dated July 3, 2024, by and among the Borrower and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 8, 2024)

10.50

Asset Purchase Agreement, dated as of July 10, 2024, between Orgenesis Inc. and Broaden Bioscience and Technology Corp.* (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 12, 2024)

10.51

Asset Purchase Agreement, dated as of July 12, 2024, among Orgenesis Inc., Theracell Advanced Biotechnology S.A, Theracell Advanced Biotechnology LTD and IDNA Genomics Public Limited* (incorporated by reference to an exhibit to our current report on Form 8-K, filed on July 12, 2024)

10.51

Strategic Partnership Agreement, dated as of August 9, 2024, by and between Orgenesis Inc. and Harley Street Healthcare Group (London) Plc Ltd.* (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 14, 2024)

10.52

Amended and Restated Promissory Note, dated as of August 23, 2024, by and between Orgenesis Maryland LLC, Jacob Safier and Orgenesis Inc. (incorporated by reference to an exhibit to our current report on Form 8-K, filed on August 26, 2024)

10.53	Loan Extension Agreement, dated as of October 31, 2024, by and between Koligo Therapeutics, Inc., the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 5, 2024)

10.54	Loan Agreement, dated as of October 31, 2024, by and between Koligo Therapeutics, Inc., the Company and Yehuda Nir (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 5, 2024)

10.55	Promissory Note, dated as of November 4, 2024, by and between Orgenesis Maryland LLC, the Company and Jacob Safier (incorporated by reference to an exhibit to our current report on Form 8-K, filed on November 5, 2024)

21.1*	List of Subsidiaries of Orgenesis Inc.

23.1*	Consent of independent registered public accounting firm

31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGENESIS INC.

By:	/s/ Vered Caplan
Vered Caplan
Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)
Date:	March 26, 2026

By:	/s/ Douglas Karriker
Douglas Karriker
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date:	March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vered Caplan
Vered Caplan
Chief Executive Officer and Chairperson of the Board of Directors (Principal Executive Officer)
Date:	March 26, 2026

By:	/s/ Douglas Karriker
Douglas Karriker
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date:	March 26, 2026

By:	/s/ Yaron Adler
Yaron Adler
Director
Date:	March 26, 2026

By:	/s/ Adam Pelavin
Adam Pelavin
Director
Date:	March 26, 2026

By:	/s/ Itzhak Vider
Itzhak Vider
Director
Date:	March 26, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORGENESIS INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Orgenesis Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orgenesis Inc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive loss (income), changes in equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

Haifa, Israel

March 26, 2026

We have served as the Company’s auditor since 2012.

ORGENESIS INC.

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
CURRENT ASSETS:
Cash and cash equivalents	$78	$837
Restricted cash	609	642
Accounts receivable, net of credit losses of December 31, 2024 $14,281 ($0 as of December 31, 2023)	40	88
Prepaid expenses and other receivables	34	2,017
Receivables from related parties	-	458
Inventory	-	34
Total current assets	761	4,076
NON CURRENT ASSETS:
Deposits	$12	$38
Equity investees	-	8
Property, plants and equipment, net	578	1,475
Intangible assets, net	-	7,375
Operating lease right-of-use assets	-	351
Goodwill	-	1,211
Other assets	-	18
Total non-current assets	590	10,476
TOTAL ASSETS	$1,351	$14,552

ORGENESIS INC.

CONSOLIDATED BALANCE SHEETS

(U.S. Dollars, in thousands, except share and per share amounts)

	December 31,
	2024	2023
Liabilities and equity
CURRENT LIABILITIES:
Short-term bank credit	$40	$-
Accounts payable	10,428	6,451
Accounts payable related Parties	2,695	133
Accrued expenses and other payables	2,345	2,218
Income tax payable	781	740
Employees and related payables	2,122	1,079
Other payable related parties	-	52
Advance payments on account of grant	72	2,180
Short-term loans	6,183	650
Current maturities of finance leases	25	18
Current maturities of operating leases	234	216
Short-term and current maturities of convertible loans	1,995	2,670
TOTAL CURRENT LIABILITIES	26,920	16,407

LONG-TERM LIABILITIES:
Non-current operating leases	$1,308	$96
Loans payable	2,895	-
Convertible loans	5,578	18,967
Finance leases	1	4
Contingent consideration (see note 4)	-	-
Other long-term liabilities	2,182	61
TOTAL LONG-TERM LIABILITIES	11,964	19,128
TOTAL LIABILITIES	38,884	35,535

EQUITY (CAPITAL DEFICIENCY):
Common stock of $0.0001 par value:
Authorized at December 31, 2024 and December 31, 2023: 14,583,333 shares; Issued at December 31, 2024 and December 31, 2023: 5,199,963 and 3,216,363 shares, respectively; Outstanding at December 31, 2024 and December 31, 2023: 5,171,306 and 3,187,706 shares, respectively.	5	3
Additional paid-in capital	188,163	156,837
Accumulated other comprehensive income	384	65
Treasury stock 286,567 shares as of December 31, 2024 and December 31, 2023	(1,266)	(1,266)
Accumulated deficit	(224,787)	(176,622)
Equity attributable to Orgenesis Inc.	(37,501)	(20,983)
Non-controlling interests	(32)	-
TOTAL EQUITY (CAPITAL DEFICIENCY)	(37,533)	(20,983)
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY (CAPITAL DEFICIENCY)	$1,351	$14,552

The accompanying notes are an integral part of these consolidated financial statements.

All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (See note 1)

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(U.S. Dollars, in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenues	$1,035	$530
Cost of revenues	1,928	6,255
Gross loss	$(893)	$(5,725)
Cost of development services and research and development expenses	9,622	10,623
Amortization of intangible assets	728	721
Change in Contingent consideration	(4,643)	-
Selling, general and administrative expenses included credit losses of $2,724 for the year ended December 31, 2024 and ($24,367 for the year ended December 31, 2023)	14,822	35,134
Share in net loss of associated companies	8	734
Impairment of investment	-	699
Impairment of long-lived assets	18,338	-
Operating loss	$39,768	$53,636
Loss (profit) from deconsolidation of OBI, Korea, Belgium, Services and Octomera (see note 3 and note 20)	(4,480)	5,343
Other income, net	(606)	(4)
Loss from extinguishment in connection with loans	5,422	283
Credit loss on convertible loan receivable	-	2,688
Financial expenses, net	4,508	2,499
Inducement expense on conversion of convertible loans	4,304	-
Loss before income taxes	$48,916	$64,445
Tax expense	97	473
Net loss	$49,013	$64,918
Net (loss) income attributable to non-controlling interests	(848)	(9,557)
Net loss attributable to Orgenesis Inc.	$48,165	$55,361

Loss per share:
Basic and diluted	$11.44	$19.08

Weighted average number of shares used in computation of Basic and Diluted loss per share:
Basic and diluted	4,210,839	2,900,787

Comprehensive loss:
Net loss	$49,013	$64,918
Other Comprehensive loss – Translation adjustment	(853)	49
Release of translation adjustment due to deconsolidation of Orgenesis Korea and the Belgian Subsidiary in 2024 (Octomera in 2023)	534	(384)
Comprehensive loss	$48,694	$64,583
Comprehensive (loss) income attributed to non-controlling interests	(848)	(9,557)
Comprehensive loss attributed to Orgenesis Inc.	$47,846	$55,026

The accompanying notes are an integral part of these consolidated financial statements.

All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (See note 1)

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CAPITAL DEFICIENCY)

(U.S. Dollars, in thousands, except share amounts)

	Common Stock			Accumulated Other			Equity Attributable
	Number	Par Value	Additional Paid-in Capital	Comprehensive Income (loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2024	3,187,489	$3	$156,837	$65	$(1,266)	$(176,622)	$(20,983)	$-	$(20,983)
Changes during the Year ended December 31, 2024:
Stock-based compensation to employees and directors	-	-	359	-	-	-	359	-	359
RSUs vested	12,410	*	-	-	-	-	-	-	-
Exercise of options	25,519	*	13	-	-	-	13	-	13
Issuance of shares to service providers	119,896	*	1,629	-	-	-	1,629	-	1,629
Exchange of convertible loans for equity	1,577,694	1	20,310	-	-	-	20,311	-	20,311
Issuance of warrants with respect to loans (see note 9)	-	-	1,459	-	-	-	1,459	-	1,459
Extinguishment in connection with convertible loan restructuring (see note 10 and note 11)	-	-	5,421	-	-	-	5,421	-	5,421
Issuance of shares and warrants	242,272	*	2,496	-	-	-	2,496	-	2,496
NCI arising from Octomera reconsolidation	-	-	-	-	-	-	-	408	408
Transaction with NCI (see note 3)	-		(408)	-	-	-	(408)	408	-
Issuance of shares due to exercise of warrants	6,026	1	47	-	-	-	48	-	48
Comprehensive income (loss) for the period	-	-	-	319	-	(48,165)	(47,846)	(848)	(48,694)
Balance at December 31, 2024	5,171,306	5	188,163	384	(1,266)	(224,787)	(37,501)	(32)	(37,533)

* Represents an amount lower than $1
**All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split (See note 1)

The accompanying notes are an integral part of these consolidated financial statement.

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. Dollars, in thousands, except share amounts)

	Common Stock			Accumulated Other			Equity Attributable
	Number	Par Value	Additional Paid-in Capital	Comprehensive Income (loss)	Treasury Shares	Accumulated Deficit	to Orgenesis Inc.	Non- Controlling Interest	Total
Balance at January 1, 2023	2,554,356	$3	$150,355	$(270)	$(1,266)	$(121,261)	$27,561	$1,510	$29,071
Changes during the Year ended December 31, 2023:
Stock-based compensation to employees and directors	-	-	415	-	-	-	415	-	415
Stock-based compensation to service providers	-	-	48	-	-	-	48	-	48
Issuance of shares and warrants net of issuance costs	535,764	*	5,283	-	-	-	5,283	-	5,283
Issuance of Shares due to exercise of warrants	97,369	*	-	-	-	-	-	-	-
Issuance of warrants with respect to convertible loans	-	-	449	-	-	-	449	-	449
Extinguishment in connection with convertible loan restructuring	-	-	287	-	-	-	287	-	287
Deconsolidation of Octomera	-	-	9,406	384	-	-	9,790	(1,360)	8,430
Adjustment to redemption value of redeemable non-controlling interest	-	-	(9,406)	-	-	-	(9,406)	-	(9,406)
Comprehensive income (loss) for the period	-	-	-	(49)	-	(55,361)	(55,410)	(150)	(55,560)
Balance at December 31, 2023	3,187,489	3	156,837	65	(1,266)	(176,622)	(20,983)	-	(20,983)

*	Represents an amount lower than $1

All share amounts have been retroactively adjusted to reflect a 1-for-10 reverse share split

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS(*)

(U.S. Dollars, in thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,013)	$(64,918)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,194	463
Convertible loans induced conversion expenses	4,304	-
Capital gain, net	(1,580)	-
Loss (gain) from deconsolidation of OBI, Korea and Belgium subsidiaries in 2024 (Octomera in 2023)	(4,480)	5,343
Share in loss of associated companies, net	8	734
Depreciation and amortization expenses	2,086	1,560
Credit loss on convertible loan receivable	-	2,688
Credit loss net related to OBI, Korea and Belgium subsidiaries	2,049	-
Impairment of investment (see note 2)	-	699
Impairment expenses (see note 2)	18,338	-
Effect of exchange differences on inter-company balances	2,447	227
Net changes in operating leases	1,588	(50)
Change in Contingent consideration	(4,643)	-
Interest expense accrued on loans and convertible loans	1,538	1,508
Loss from extinguishment in connection with convertible loan restructuring	5,422	283
Changes in operating assets and liabilities:
Accounts receivable	130	30,060
Prepaid expenses, other accounts receivable	2,262	432
Inventory	34	(389)
Other assets	43	13
Related parties, net	(2)	(439)
Accounts payable	(1,279)	5,516
Accrued expenses and other payable	(820)	1,013
Employee and related payables	1,300	411
Deferred taxes, net	(2)	9
Net cash used in operating activities	$(17,076)	$(14,837)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loan to associate entities	-	55
Purchase of property, plants and equipment	(263)	(2,096)
Investment in associated company	-	(660)
Cash acquired from acquisition of Octomera (see note 3)	139	-
Impact to cash resulting from deconsolidation of OBI, Korea and Belgium subsidiaries (see note 20)	(11)	-
Impact to cash resulting from deconsolidation	-	(973)
Investment in long-term deposits	500	(33)
Net cash used in investing activities	$365	$(3,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares due to exercise of options and warrants (net of transaction costs)	2,556	5,283
Proceeds from issuance of convertible loans	75	5,735
Proceeds from transaction with redeemable non-controlling interest that do not result in a loss of control	-	5,000
Repayment of convertible loans and convertible bonds	-	(3,000)
Repayment of short and long-term debt	(226)	(35)
Proceeds from issuance of loans payable	6,060	635
Grant received in respect of third party	774	-
Receipt from Germfree (see note 13f)	6,720	-
Net cash provided by financing activities	$15,959	$13,618
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(752)	(4,926)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(40)	$36
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	$1,479	$6,369
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$687	$1,479

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
Right-of-use assets obtained in exchange for new finance lease liabilities	$16,007	$-
Right-of-use assets obtained in exchange for new operation lease liabilities	$405	$752
Increase (decrease) in accounts payable related to purchase of property, plant and equipment	$-	$14
Extinguishment in connection with convertible loan restructuring	5,281	$287

CASH PAID DURING THE YEAR FOR:
Interest	$4	$785

The accompanying notes are an integral part of these consolidated financial statements.

ORGENESIS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All monetary amounts are expressed in thousands of US dollars (unless stated otherwise), except for share and loss per share amounts.

NOTE 1 – DESCRIPTION OF BUSINESS

a.	General

Orgenesis Inc. (the “Company”) is a global biotech company working to unlock the promise of cell and gene therapies (“CGTs”) in an affordable and accessible offering. CGTs can use the patient’s own cells (autologous), or use donor cells (allogenic), and for regulatory purposes, are classified as Advanced Therapy Medicinal Products (“ATMPs”). We are primarily focused on pioneering a paradigm-shifting decentralized approach to CGT therapies utilizing an automated and/or closed approach validated for compliant production at or near the patient care site (“Decentralized Cell Processing or DCP Platform”). This approach has the potential to overcome the limitations of traditional centralized processing methods due to their complex logistics and inefficient unscalable processing methods leading to cost prohibitive products that currently limit the number of patients that can have access to these therapies.

To overcome the challenges posed by traditional centralized processing methods, the Company has designed and implemented its DCP Platform - a scalable hub and spoke infrastructure of analytical centers overseeing standardized production platforms, technology and services governed by a central quality system, focusing on replicability and standardization of infrastructure and equipment with centralized monitoring and data management.

Features of the DCP Platform include a locally implemented quality system, Standard Operating Procedures (SOPs), Good Manufacturing Practices (“GMP”), training procedures, quality-control testing and hub oversight of the actual production. The Company is leveraging its unique approach to therapy production using its DCP Platform and various manufacturing platforms to address some of the quality, supply chain, scale-up and production challenges, adapting these therapies to validated manufacturing platforms that are adapted to standardized production units that can be placed quickly and a low cost throughout its DCP network.

To achieve these goals, the Company is developing a pipeline of POCare advanced therapies that can be processed and produced under such closed and automated processes and systems (“POCare Therapies”) as well as developing a collaborative worldwide network of academia, hospitals, and industry partners (POCare Network”) who are collaborating with the Company to build its DCP Platform.

On January 29, 2024 (“date of reconsolidation”), the Company and an affiliate of Metalmark Capital Partners (“Metalmark” or “MM”) entered into a Unit Purchase Agreement (the “UPA”), pursuant to which the Company acquired all of the preferred units of Octomera owned by MM (the “Acquisition”). Accordingly, the Company currently owns 100% of the equity interests of Octomera. The Company had previously deconsolidated Octomera from its consolidated financial statements (See note 3).

These consolidated financial statements include the accounts of Orgenesis Inc. and its subsidiaries. During 2024, the Company acquired Octomera (see note 3) and deconsolidated its OBI, Korea and Belgium subsidiaries (see note 20).

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

Through December 31, 2024, the Company had an accumulated deficit of $224,787. For the year ended December 31, 2024, the Company incurred negative cash flows from operating activities of $17,076. The Company’s activities have been funded primarily by offerings of its equity securities, loans, and convertible loans. There is no assurance that the Company’s business will generate sustainable positive cash flows to fund its business operations.

Further reductions in revenues or increases in operating costs, including cost to invest in and expand facilities, research and development, and commercial and clinical activities would require the Company to take mitigating actions such as seeking additional financing and/or postponing expenditures that are not based on firm commitments. In addition, to fund the Company’s operations until it can generate sustainable positive cash flows, the Company will need to raise additional funds.

During the year ended December 31, 2024, management identified impairment indicators and performed an impairment assessment for the Therapies reporting unit. Based on the quantitative analysis, management concluded that the reporting unit’s fair value was below its carrying amount and therefore recorded a full impairment of goodwill of $1,211, property, plant and equipment of $8,752, and intangible assets of $8,375 (total impairment of approximately $18,338 million). This impairment conclusion was based on our potential delay of payments to suppliers because of lack of funds, the dissolution of our subsidiaries in Belgium and Israel, our lack of revenue and the low market value of our common stock. In addition, as part of the Company’s annual assessment of its lease agreements, the Company recognized total lease charges of $1,541 that were recorded in rent expense.

The Company expects its current and projected cash resources and commitments will not be sufficient to meet the Company’s obligations for the next 12 months from the issuance of these financial statements,, raising a substantial doubt about the Company’s ability to continue as a going concern. Management plans include raising additional capital to fund the Company’s operations and to repay the Company’s outstanding loans when they become due, as well as exploring additional avenues to increase revenue and reduce capital expenditures. The Company’s ability to fund the completion of its ongoing and planned activities may be substantially dependent upon whether the Company can obtain sufficient funding at acceptable terms. If the Company is unable to raise sufficient additional capital or meet revenue targets, it may have to reduce or eliminate certain activities and reduce its headcount.

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

j.	Property, Plants and Equipment

Property, plants and equipment are recorded at cost and depreciated by the straight-line method over the estimated useful lives of the related assets.

Annual rates of depreciation are presented in the table below:

Weighted Average Useful Life (Years)
Production facility	3 - 10
Laboratory equipment	1 - 7
Office equipment and computers	3 - 17

Impairment charges of property, Plants and Equipment during the year ended December 31, 2024 were $8,752, see note 1.

k.	Intangible assets

Intangible assets and their useful lives are as follows:

	Useful Life (Years)	Amortization Recorded at Comprehensive Loss Line Item
Know-How	10	Amortization of intangible assets
Technology	15	Amortization of intangible assets

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

Impairment charges of intangible assets during the year ended December 31, 2024 were $8,375, see note 1.

l.	Goodwill

Goodwill represents the excess of consideration transferred over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is allocated to reporting units expected to benefit from the business combination. Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Before the Octomera deconsolidation (see note 3), the Company reallocated its goodwill into two identified operating units: Octomera and Therapies. Subsequent to the Octomera deconsolidation, the goodwill allocated to Octomera was derecognized. During the year ended December 31, 2024, the Company recorded goodwill impairment charges of $1,211 (see note 1). As a result of the derecognition and impairment recorded during 2024, the Company had no goodwill recorded as of December 31, 2024. Goodwill impairment is recognized when the quantitative assessment results in the carrying value exceeding the fair value, in which case an impairment charge is recorded to the extent the carrying value exceeds the fair value.

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

r.	Treasury shares

The Company repurchases its common stock from time to time on the open market and holds such shares as treasury stock. The Company presents the cost to repurchase treasury stock as a reduction of shareholders’ equity. The Company did not reissue nor cancel treasury shares during the year ended December 31, 2024 and December 31, 2023.

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

u.	Leases

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

v.	Segment reporting

The Company’s business includes two reporting segments: Octomera and Therapies. See note 5.

w.	Recently issued accounting pronouncements, not yet adopted

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting period beginning after December 15, 2025 and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is evaluating the impact of ASU 2025-05 on its consolidated financial statements if it elects to apply the practical expedient.

In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with underlying that are based on operations or activities specific to one of the parties to the contract. Further, the ASU clarifies that an entity should apply the guidance in ASC 606 to a contract with share-based noncash consideration. The guidance in other Topics (such as ASC 815 or ASC 312) does not apply to such consideration unless and until the entity’s right to receive or retain the consideration is unconditional. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is in the process of evaluating the effects of the ASU on its contracts.

NOTE 3 – RECONSOLIDATION OF OCTOMERA LLC

On June 30, 2023, the Company and MM entered into Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement Amendment”) to amend Octomera’s board composition. Pursuant to the LLC Agreement Amendment, the board of managers of Octomera (the “Octomera Board”) will be comprised of five managers, two of which will be appointed by the Company, one of which will be an industry expert appointed by MM, and two of which will be appointed by MM. The change was effective immediately. As a result of the amendment to the composition of the Octomera Board pursuant to the LLC Agreement Amendment described above, the Company deconsolidated Octomera from its consolidated financial statements as of June 30, 2023 (“date of deconsolidation”) and recorded its equity interest in Octomera as an equity method investment Prior to the date of deconsolidation the MM investment in Octomera was presented as a redeemable non-controlling interest on the Company’s balance sheet, and outside of permanent equity.

On January 29, 2024, the Company and MM entered into a UPA pursuant to which the Company acquired all of the preferred units of Octomera owned by MM and the Company and MM agreed to the following:

3.	Consideration:

●	Royalty Payments: If Octomera and its subsidiaries generate Net Revenue during the three-year period 2025-2027, then the Company will pay 5% of Net Revenues to MM pursuant to the MM UPA.

●	Milestone Payments: If the Company sells Octomera within ten years from the date of the Closing at a price that is more than $40 million excluding consideration for certain Excluded Assets as per the UPA, the Company shall pay MM 5% of the net proceeds.

4.	MM’s designated members of the Board of Managers of Octomera resigned and the Company amended the Second Amended and Restated Limited Liability Company Agreement of Octomera (the “Octomera LLC Agreement”) to be a single member agreement reflecting the transactions consummated under the UPA, such that MM no longer (i) is a member of Octomera or a party to the Octomera LLC Agreement, or (ii) has a right to appoint members of the board of managers of Octomera.

5.	10 secured promissory notes between Orgenesis Maryland LLC and MM, reflecting an aggregate outstanding principal amount of $2,600 (the “Notes”), were amended to, among other things, extend the maturity thereof to January 29, 2034 and to terminate the security interest granted by Orgenesis Maryland LLC in favor of MM that secured the obligations under the Notes.

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

The Company incurred transaction costs of approximately $50 and $0 during the year ended December 31, 2024 respectively, which were included in general and administrative expenses in the condensed consolidated statements of operations.

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

The estimated fair value of the contingent consideration is based on management’s assessment of whether, and at what level, the financial metrics will be achieved, and the present value factors associated with the timing of the payments. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value, which was $4,643 as of January 29, 2024. As of December 31, 2024, the fair value was $0, primarily as the Company does not expect significant revenue (see note 1). Changes in the fair value of contingent consideration are recorded in operating expenses. The total revaluation income for the period ended December 31, 2024 was $4,643.

Key inputs for the simulation are summarized below.

Key Valuation Inputs	Jan 29, 2024
Standard Deviation	13.5%
Risk-free interest rate	4.4%
Possible trigger event examination	Year 10
Average 5 years revenue growth	50%
Trigger events	30%
EV/EBIT Multiple	11.1

*	Based on a Monte Carlo simulation analysis of 30,000 iterations

NOTE 4 – EQUITY INVESTMENTS AND LOANS TO ASSOCIATES

As of December 31, 2024, and December 31, 2023, the balances of our equity-method investments were $- and $8, respectively, and are as follows:

a.	Octomera LLC

Since the date of deconsolidation, until the date of reconsolidation, the Company recorded its equity interest in Octomera as an equity method investment. As of January 31, 2024, the balance of our equity-method investment related to Octomera was approximately $0. The Company therefore did not provide for additional losses once the investment was reduced to zero since the Company did not guarantee obligations of Octomera and is not otherwise committed to provide further financial support to Octomera.

The following table presents summarized results of operations for the period that the investment in Octomera was recorded under the equity method:

	One-Months Ended	Six-Months Ended
	January 31, 2024	December 31, 2023
Total revenue	$23	$53
Gross loss	$771	$5,010
Net loss	$8,648	$20,145

b.	Butterfly Biosciences Sarl

There were no significant transactions in Butterfly Biosciences Sarl (“BB”), a Swiss corporation in which the Company holds a 49% participating interest incorporated pursuant to a joint venture agreement (“KC JVA”) with Kidney Cure Ltd (“KC”) in both of the years ending December 31, 2023 and 2024. In 2023, the Company and KC decided to terminate the KC JVA and liquidate BB. As of December 31, 2024, BB was not yet liquidated.

c.	RevaCel

During 2021, the Company and Revatis S.A (“Revatis”), pursuant to the Revatis JVA incorporated the Revatis JV Entity known as RevaCel Srl (“RevaCel”) in Belgium. RevaCel will develop products in the field of muscle-derived mesenchymal stem/progenitor cells. The Company holds a 51% participating interest in RevaCel and Revatis holds the remaining 49% and is entitled to appoint 2 of the 5 members of RevaCel’s board. Due to the Company’s significant influence over the JVE, the Company applies the equity method of accounting and is treated as an associated company.

The table below sets forth a summary of the changes in the investments and loans for the years ended December 31, 2024 and December 31, 2023

	December 31,
	2024	2023
	(in thousands)

Opening balance	$8	$135
Investments during the period	-	660
Repayment of loan	-	(55)
Share in net loss of associated companies	(8)	(734)
Exchange rate differences	-	2
Total	$-	$8

NOTE 5 – SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”), was identified as the chief operating decision maker (“CODM”). The CODM reviews financial information prepared on a consolidated basis, together with disaggregated information about revenues and contributed profit for the Company’s two reportable segments, Octomera and Therapies, in order to make decisions about resources to be allocated to the segments and to assess their performance. The Octomera segment reports the results of Octomera LLC and its subsidiaries, which specialize in providing processing services within the Orgenesis group and to third party customers. The Therapies segment includes all other group activities. Segment revenues, expenses and contributed profit exclude intersegment transactions.

The CDMO does not make operating and investing decisions based on assets and, accordingly, does not review asset information by segment. Therefore, a measure of segment assets is not disclosed.

Segment data for the year ended December 31, 2024 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$533	$525	$(23)	$1,035
Cost of revenues*	(1,351)	(633)	710	(1,274)
Gross profit (loss)	(818)	(108)	687	(239)
Cost of development services and research and development expenses*	(4,530)	(5,169)	697	(9,002)
Operating expenses*	(3,557)	(10,716)	4,178	(10,095)
Impairment of investment**	(6,509)	(11,829)	-	(18,338)
Share in net income of associated companies	-	(8)	-	(8)
Profit from deconsolidation	-	-	4,480	4,480
Other income, net	1,022	(416)	-	606
Depreciation and amortization	(1,558)	(771)	243	(2,086)
Loss from extinguishment in connection with convertible loan	-	(5,422)	-	(5,422)
Credit loss on convertible loan receivable	-	-	-	-
Financial Expenses, net	(4,682)	49	125	(4,508)
Finance fees related to convertible loans to equity	-	(4,304)	-	(4,304)
Income (loss) before income taxes	$(20,632)	$(38,694)	$10,410	$(48,916)

*	Excluding Depreciation, amortization and impairment expenses
**	Relates to impairment expenses on certain property, plant and equipment.

Segment data for the year ended December 31, 2023 is as follows:

	Octomera	Therapies	Eliminations	Consolidated
	(in thousands)
Revenues	$68	$515	$(53)	$530
Cost of revenues*	(9,505)	(690)	4,421	(5,774)
Gross profit (loss)	(9,437)	(175)	4,368	(5,244)
Cost of development services and research and development expenses*	(9,211)	(5,811)	4,711	(10,311)
Operating expenses*	(37,878)	(7,102)	9,892	(35,088)
Impairment of investment	-	(699)	-	(699)
Share in net income of associated companies	-	(74)	(660)	(734)
Profit from deconsolidation	-	-	(5,343)	(5,343)
Other income, net	1	3	-	4
Depreciation and amortization	(1,765)	(782)	987	(1,560)
Credit loss on convertible loan receivable	-	(2,688)	-	(2,688)
Loss from extinguishment in connection with convertible loan	-	(283)	-	(283)
Financial Expenses, net	(573)	(2,004)	78	(2,499)
Income (loss) before income taxes	$(58,863)	$(19,615)	$14,033	$(64,445)

*	Excluding Depreciation, amortization and impairment expenses

NOTE 6 – EQUITY

a. Financings

On February 23, 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the issuance and sale of 194,736 shares of Common Stock and warrants to purchase up to 97,368 shares of Common Stock (the “Warrants”) at a purchase price of $19.0 per share of Common Stock and accompanying Warrants in a registered direct offering (the “February 2023 Offering”). The February 2023 Offering closed on February 27, 2023.

The Warrants had an exercise price of $10.90 per share, were exercisable immediately and were to expire five years following the date of issuance. The Warrants had an alternate cashless exercise option (beginning on or after the earlier of (a) the thirty-day anniversary of the date of the Purchase Agreement and (b) the date on which the aggregate composite trading volume of Common Stock following the public announcement of the pricing terms exceeds 13,600,000 shares), to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise and (y) 1.0. The aggregate gross proceeds to the Company from the Offering were $3,700, before deducting placement agent cash fees equal to 7.0% of the gross proceeds received and other expenses payable by the Company.

All of the Warrants were exercised using the alternate cashless exercise option described above.

On August 31, 2023, the Company entered into a Securities Purchase Agreement with a certain accredited investor, pursuant to which the Company agreed to issue and sell, in a private placement (the “August 2023 Offering”), 200,000 shares of the Company’s Common Stock at a purchase price of $5.00 per share. The Company received proceeds of $1,000. The August 2023 Offering closed on August 31, 2023.

On November 8, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the investor (the “November 2023 Offering”), (i) 141,025 shares of Common Stock, and (ii) warrants exercisable for 141,025 shares of Common Stock. The combined offering price for each share and accompanying warrant was $7.80. The warrants will be exercisable immediately following the date of issuance and may be exercised for a period of five years from the initial exercisability date at an exercise price of $7.80 per share. The exercise prices and numbers of shares of Common Stock issuable upon exercise of the warrants will be subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s Common Stock. The Company received net proceeds of $942 after deducting $158 related transaction fees. The November 2023 Offering closed on November 9, 2023.

On March 8, 2024, the institutional investor exercised 2,500 warrants and on August 14, 2024 a further 3,526 warrants, at the $7.80 exercise price.

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

b. Warrants

A summary of the Company’s warrants granted to investors and as finder’s fees as of December 31, 2024, and December 31, 2023 and changes for the periods then ended is presented below:

	December 31,
	2024		2023
	Number of Warrants	Weighted Average Exercise Price $	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at the beginning of the period	584,216	30.64	538,158	44.10
Changes during the period:
Issued	7,015,288	2.52	289,124	14.60
Exercised	(6,026)	7.80	(97,368)	19.00
Expired	(2,286)	70.00	(145,698)	56.30
Warrants outstanding and exercisable at end of the period	7,591,192	3.58	584,216	30.64

NOTE 7 – PROPERTY, PLANTS AND EQUIPMENT

The following table represents the components of property, plants and equipment:

	December 31,
	2024	2023
	(in thousands)
Cost:
Production facility	$341	$55
Office furniture and computers	287	242
Lab equipment	10,010	1,061
Advance payment	2,526	692
Subtotal	13,164	2,050
Less – accumulated depreciation	(12,586)	(575)
Total	$578	$1,475

Depreciation expense for the years ended December 31, 2024 and December 31, 2023 were $1,360 thousand and $839 thousand, respectively.

Impairment expense for the years ended December 31, 2024 and December 31, 2023 were $8,752 thousand and $0 thousand, respectively (see note 1).

Property, plants and equipment, net by geographical location were as follows:

	December 31,
	2024	2023
	(in thousands)

Belgium	$-	$29
Greece	147	-
Netherlands	181	289
Israel	-	56
U.S.	250	1,101
Total	$578	$1,475

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2024 and 2023 are as follows:

(in thousands)
Goodwill as of December 31, 2022	$8,187
Deconsolidation of Octomera	(6,815)
Translation differences	(161)
Goodwill as of December 31, 2023	$1,211
Impairment of Goodwill	(1,211)
Goodwill as of December 31, 2024	$-

Goodwill impairment assessment for the year ended December 31, 2024

As of December 31, 2024, the Company performed an impairment analysis for its reporting units. Based on the Company’s assessment, it was concluded that the fair value of the Therapies reporting unit was below its carrying amounts and, accordingly, the Company recorded a full impairment of goodwill of $1,211 thousand (see note 1).

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

Other Intangible Assets

Other intangible assets consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Gross Carrying Amount:
Know How	$1,728	$-
Technology	9,340	9,340
Subtotal	11,068	9,340
Less – Accumulated amortization	* (11,068)	(1,965)
Net carrying amount of other intangible assets	$-	$7,375

Intangible assets amortization expenses were approximately $728 thousand and $721 thousand for the years ended December 31, 2024 and December 31, 2023, respectively.

*	Including impairment expense for the years ended December 31, 2024 and December 31, 2023 were $8,375 thousand and $0 thousand, respectively (see note 1).

NOTE 9 –LOANS

The table below summarizes the Company’s outstanding long-term loans as of December 31, 2024 and December 31, 2023, respectively:

Principal Amount	Interest Rate	Year of Maturity	December 31, 2024	December 31, 2023
(in thousands)%			(in thousands)
$2,600	10	2034	$2,895	$-

See Note 3.

The table below summarizes the Company’s outstanding short-term loans as of December 31, 2024 and December 31, 2023, respectively:

Currency	Interest Rate	December 31, 2024	December 31, 2023
	%	(in thousands)
USD	8	$291	$258
USD	10	5,877	61
USD	(*)8	-	(**)331
Euro	8	15	-
		$6,183	$650

(*)	Weighted average interest.

(**)	The terms of the loan were amended on January 1, 2024. Under the new terms, the loan became convertible into shares of Common Stock and the lender agreed to extend the maturity date to December 31, 2024. In consideration for such extension, the Company issued to the lender warrants to purchase 36,000 shares of the Company’s Common Stock at a price of $8.5 per share and granted lender the right to convert any part of the outstanding balance of the loan into Common Stock of the Company at the conversion rate of $8.5 per share. Based on its analysis, the Company concluded that this change in terms should be accounted for as a modification. This loan was converted as per the debt exchange agreement. See note 10.

The table below summarizes the Company’s warrants granted to loan holders for the period ended December 31, 2024.

Date of issuance	Number of warrants	Weighted Average Exercise price	Expiration date
April 07, 2024	15,625	$1.03	December 31, 2025
April 05, 2024	24,272	$1.03	December 31, 2025
August 21, 2024	21,875	$1.03	August 20, 2029
August 21, 2024	97,088	$1.03	August 20, 2029
September 06, 2024	24,272	$1.03	September 05, 2025
September 10, 2024	1,942	$10.3	September 09, 2025
September 09, 2024	24,272	$1.03	September 08, 2029
September 17, 2024	24,272	$1.03	September 15, 2029
September 30, 2024	14,563	$1.03	September 29, 2025
October 03, 2024	200,000	$1.03	November 29, 2025
October 22, 2024	485,437	$1.03	October 21, 2025
October 30, 2024	38,834	$1.03	October 28, 2025
November 04, 2024	242,718	$1.03	November 03, 2029
November 14, 2024	194,175	$1.03	November 13, 2025
November 15, 2024	242,718	$1.03	November 14, 2029
November 29, 2024	48,544	$1.03	December 28, 2029
December 13, 2024	48,544	$1.03	December 12, 2029
December 19, 2024	48,544	$1.03	December 18, 2029
November 30, 2024	2,020,238	$1.03	March 31, 2026
December 31, 2024	250,432	$1.03	March 31, 2026
December 31, 2024	249,701	$1.03	March 31, 2026
December 31, 2024	149,302	$1.03	March 31, 2026
December 31, 2024	1,012,037	$1.03	December 30, 2029
December 31, 2024	48,970	$1.03	December 30, 2029
December 31, 2024	48,784	$1.03	December 30, 2029
December 31, 2024	48,704	$1.03	December 30, 2029
December 31, 2024	246,909	$1.03	December 30, 2029
December 31, 2024	250,234	$1.03	December 30, 2029
Total	6,123,006	$1.03

In October 2024, the Company entered into agreements with its lenders to extend the maturity dates of certain loans to dates ranging from January through April 2025. In consideration for these extensions, the Company issued the lenders warrants to purchase an aggregate of 4,913,661 shares of the Company’s Common Stock at an exercise price of $1.03 per share. Based on management’s evaluation of the modification terms, the Company concluded that the amendments should be accounted for as a debt extinguishment and recorded an extinguishment loss of $5,280.

All warrants were fully vested upon issuance. The warrants remain exercisable only so long as the related service continues to be provided to the Company, in accordance with the applicable warrant agreements.

NOTE 10 – CONVERTIBLE LOANS

a.	Long-Term Convertible Loans

The tables below summarize the Company’s outstanding convertible loans as of December 31, 2024 and December 31, 2023 respectively:

Principal	Issuance Date	Current Interest Rate	Current Maturity	Current Conversion Price of loan into equity
Amount	(Year)%		(Year)	$
Convertible Loans Outstanding as of December 31, 2024
$100	2019	8%	2024	10.3
100	2020	8%	2024	10.3
1,150	2022	6%	*2023	45.0
5,000	2023	8%	2026	24.6
$6,350

*	Following the balance sheet date, the maturities of the loans were extended to dates in 2025.
**	Was not yet paid by December 31, 2024.

Convertible Loans Outstanding as of December 31, 2023

$750	2018	10%	2026	2.50
1,500	2019	10%	2026	2.50
100	2019	8%	2024	2.50
5,000	2019	10%	2026	2.50
100	2020	8%	2024	7.00
5,000	2022	10%	2026	2.50
1,150	2022	6%	**2023	4.50
5,000	2023	8%	2026	2.46
735	2023	8%	2024	*
$19,335

*	The conversion price is not fixed and is contingent on the terms under the loan agreement.
**	Was not yet paid by December 31, 2023.

Convertible Loans repaid during the year ended December 31, 2023

Principal Amount	Issuance Year	Interest Rate	Maturity Period	Exercise Price
3,000	2022	10%	1	$2.5

Debt Exchange Agreements

On May 21, 2024, the Company entered into debt exchange agreements with three convertible debt holders pursuant to which a total of $16,007 of outstanding principal and accrued interest was exchanged for the right to receive an aggregate of 1,577,695 shares of the Company’s Common Stock. During the year ended December 31, 2024, the Company issued an aggregate of 1,577,694. The Company reduced the exchange price from $25.0 to $10.3 per share for a total of $14,784 of outstanding principal. As a result, the Company recorded an induced conversion expense equal to the fair value of the incremental consideration, amounting to $4,304.

Additional notes related to changes in convertible loans terms that occurred in 2024

In January 2024, the Company and lender agreed to extend the maturity date of the loan amount to December 31, 2026. Inconsideration for such extension, the Company issued to the lender warrants to purchase 84,000 shares of Common Stock at an exercise price of $8.5 per share. Based on its analysis, the Company concluded that this change in terms should be accounted for as an extinguishment loss of $141. The loan amount was included in the debt exchange agreement.

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

Under the terms of the Koligo Convertible Loan Agreement, the Borrower agreed to use the Loan Amount to fund working capital and ongoing operations and for no other purposes unless the Lender agrees in writing. As of December 31, 2024, Koligo received $773 under the Koligo Convertible Loan Agreement, which was converted into shares in May 2024.

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

Manufacturing facilities

The Company leases space for its manufacturing facilities under operating lease agreements. The leasing contracts are for a period of 3-10 years.

Offices

The Company leases space for offices under operating leases. The leasing contracts are valid for terms of 4 years.

Lease Position

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	December 31,
	2024	2023
Assets
Operating Leases
Operating lease right-of-use assets	$-	$351

Finance Leases
Property, plants and equipment, gross	136	89
Accumulated depreciation	(136)	(65)
Property and equipment, net	$-	$24

Liabilities
Current liabilities
Current maturities of operating leases	$234	$216
Current maturities of long-term finance leases	$25	$18

Long-term liabilities
Non-current operating leases	$1,308	$96
Long-term finance leases	$1	$4

Weighted Average Remaining Lease Term
Operating leases	6.5 years	1.1 years
Finance leases	0.6 years	1.2 years
Weighted Average Discount Rate
Operating leases	9.2%	7.5%
Finance leases	10.4%	2.0%

Lease Costs

The table below presents certain information related to lease costs and finance and operating leases:

	Years ended December 31,
	2024	2023
	(in Thousands)
Operating lease cost:	$542	$561

Finance lease cost:
Amortization of leased assets	60	46
Interest on lease liabilities	4	5
Total finance lease cost	$64	$51

The table below presents supplemental cash flow information related to lease:

	Years ended December 31,
	2024	2023
	(in Thousands)
Cash paid for amounts included in the measurement of leases liabilities:
Operating leases	$541	$573
Finance leases	$64	$44

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$405	$752

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet.

	Operating Leases	Finance Leases
Year ended December 31,
2024	$346	$26
2025	342	-
2026	318	-
2027	284	-
2028	225	-
Thereafter	518	-
Total minimum lease payments	2,033	26
Less: amount of lease payments representing interest	(491)	-
Present value of future minimum lease payments	1,542	26
Less: Current leases obligations	(234)	(25)
Long-term leases obligations	$1,308	$1

Operating lease right-of-use assets by geographical location were as follows:

	December 31,
	2024	2023
	(in thousands)

Greece	$-	$-
Israel	-	292
U.S.	-	59
Total	$-	$351

NOTE 12 – COMMITMENTS AND LICENSE AGREEMENTS

See Note 13 for additional commitments related to Collaborations.

a.	Tel Hashomer Medical Research, Infrastructure and Services Ltd (“THM”)

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

As of December 31, 2024, the Israeli Subsidiary had not reached any of these milestones.

In the event of closing of an acquisition of all of the issued and outstanding share capital of the Israeli Subsidiary and/or consolidation of the Israeli Subsidiary or the Company into or with another corporation (“Exit”), the THM shall be entitled to choose whether to receive from the Israeli Subsidiary a one-time payment based, as applicable, on the value of either 4,636,510 shares of common stock of the Company at the time of the Exit or the value of 1,000 shares of common stock of the Israeli Subsidiary at the time of the Exit.

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

Effective April 2, 2019, the Company and Columbia entered into an Exclusive License Agreement (the “Columbia License Agreement”) whereby Columbia granted to the Company an exclusive license to discover, develop, manufacture, sell, and otherwise distribute certain product in the field of cancer therapy. In consideration of the licenses granted under the Columbia License Agreement, the Company shall pay to Columbia (i) a royalty of 5% of net sales of any product sold which incorporates a licensed Columbia patent and (ii) 2.5% of net sales of other products. In addition, the Company shall pay a flat $100 fee to Columbia upon the achievement of each regulatory milestone. To date no royalty incurring sales were made.

g.	Regents of the University of California

In December 2019, the Company and the Regents of the University of California (“University”) entered into a joint research agreement in the field of therapies and processing technologies according to an agreed upon work plan. According to the agreement, the Company will pay the University royalties of up to 5% (or up to 20% of sub-licensing sales) in the event of sales that includes certain types of University owned IP. To date, no royalty incurring sales were made.

h.	Caerus Therapeutics Inc

In October 2019, the Company and Caerus Therapeutics (“Caerus”), a Virginia company, concluded a license agreement whereby Caerus granted the Company an exclusive license to all Caerus IP relating to Advance Chemeric Antigen Vectors for Targeting Tumors for the development and/or commercialization of certain licensed products. In consideration for the License granted to the Company under this Agreement, the Company shall pay Caerus annual maintenance fees and royalties of sales of up to 5% and up to 18% of sub-license fees. To date, no royalty incurring sales were made.

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

During 2021, the Company and Savicell Ltd (“Savicell”) entered into a collaboration agreement (the “Savicell Agreement”) to collaborate in the evaluation, continued development, validation, and use of Savicell’s platform designed for the early detection and diagnosis of diseases and conditions and for quality control and monitoring purposes, in conjunction with the Company’s systems. Pursuant to the Savicell Agreement, the Company will provide to Savicell funding for the performance of certain tasks agreed upon by the parties in a work plan. In consideration for such funding, Savicell will supply the Company with products developed under the Savicell Agreement at preferential rates and grant to the Company a worldwide exclusive licence to sell such products in the Company’s point-of-care network of hospitals, clinics and institutions for quality control and monitoring of manufacturing and processing of autologous immune cells manipulated by cell and gene therapies. The Company will be required to pay a 10% royalty for all gross sales of such products developed under the Savicell Agreement. To date, no royalty incurring sales were made.

l.	Stromatis Pharma

During 2021, the Company and Stromatis Pharma Inc. (“Stromatis”) entered into a Collaboration and Sublicense Agreement (the “Stromatis Agreement”) to collaborate in refining methods for GMP manufacturing of CAR-T/CAR-NK CT109; and the development and validation of the Stromatis technology as it relates to the CAR-T/CAR-NK CT109 antibody up to and inclusive of filing of Investigational New Drug Application relating to Stromatis’ CAR-T/CAR-NK CT109 antibody (“Licensed Product”), in accordance with the agreed project plan (“Project”). The Company will fund the Project by providing Stromatis an amount of $1.2 million such funding to be provided based on approved projects. Stromatis will grant the Company certain perpetual, irrevocable royalty free and fully paid-up exclusive rights to manufacture, process and supply the Licensed Product (“Manufacturing Rights”) and perpetual, irrevocable, royalty bearing exclusive rights to market and sell and offer for sale the Licensed Product within the Company’s point of care network (“Marketing Rights”). To date, no royalty incurring sales were made.

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

During the year ended December 31, 2022, the Dutch Subsidiary, together with a consortium of other entities (“Consortium”) and EISMEA entered into a grant funding agreement for the funding of the development of an artificial intelligence guided microfluidic device that standardizes the GMP production of autologous induced pluripotent stem cells (iSPSCs) at greatly reduced costs (“iPSC project”). The total grant amount is Euro 3.999 million of which the Dutch subsidiary is eligible to receive up to Euro 1.179 million. The project started on September 1, 2022 and is expected to end on August 31, 2026. The Dutch subsidiary is the consortium leader for the iPSC project. During the year ended 31 December 2022, the subsidiary received initial working capital in the amount of Euro 1.920 million of which Euro 1.338 million was received on behalf of the other members of the Consortium and recorded in restricted cash, and Euro 582 for the use of the subsidiary as per the grant agreement. As at December 31, 2024, the restricted cash related to the iPSC project was $180. During the year ended December 31, 2024, the Company recognized grant income of $356 which was offset against research and development expenses.

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

b.	Revised and restated joint venture agreements

In January 2023, the Company entered into updated joint venture (JV) agreements (JVAs) with Theracell Advanced Biotechnology SA, Broaden Bioscience and Technology Corp, Image Securities FZC, Cure Therapeutics, and Med Centre for Gene and Cell Therapy FZ-LLC and assigned certain rights and obligations under its JVAs to Texas Advanced Therapies LLC, a Delaware Limited Liability company (“Texas AT”) not related to the Company. Texas AT was to receive the Company’s option to require the incorporation of the JV entity, the Company’s share in the JV entity, if and when incorporated, an option to invest additional funding in the JV entity, and board and veto rights on certain critical decisions in the JV entity. The Company retained a call option to acquire the JV partner’s share in the JV entity, as well as the right to receive a royalty and a right to conclude the Manufacturing and Service Agreement with the JV entity. Pursuant to the JVAs, the Company is not entitled to the additional share of fifteen percent of the JV entity’s GAAP profit after tax granted under the previous version of the JVAs, and the Company has no further obligation to provide additional funding to the JV entities. In May 2024, the Company was advised that Texas AT was dissolved effective December 27, 2023, which terminated the JVAs between the parties. As of December 31, 2024, no JV entities had been incorporated pursuant to the JVAs.

c.	Mircod

On July 25, 2023, the Company and Mircod LLC (“Mircod”) entered into a settlement and release agreement pursuant to which they agreed to terminate the joint venture and loan agreement between themselves. Also, pursuant to the agreement, Mircod agreed to deliver all the related deliverables to the Company, and the Company agreed to pay Mircod consideration in the amount of $1,000, of which half will be paid in cash, and one half in Orgenesis shares, upon receipt of the deliverables. As of December 31, 2024, Mircod invoiced the Company $300 in respect of deliverables that it claims were delivered and this amount is included in accounts payable.

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

The Company has received $215 from Sub-licensee as an advance on account of future license fees. No milestones have been completed to date. The Company and sub-licensee terminated this agreement in 2025

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

c.	Germfree Asset Purchase and Strategic Collaboration Agreement.

On April 5, 2024, the Company entered into an Asset Purchase and Strategic Collaboration Agreement (the “Purchase Agreement”) with Griffin Fund 3 BIDCO, Inc., (“Germfree”), for the sale by the Company of five Orgenesis Mobile Processing Units and Labs (“OMPULs”) to Germfree, which will be incorporated into Germfree’s lease fleet and leased back to the Company or to third-party lessees designated by the Company. Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, in consideration for the purchase of the OMPULs, the Orgenesis Quality Management Systems Framework (“OQMSF”) and related intellectual property rights, Germfree is to pay an aggregate purchase price of $8,340 subject to adjustment through a verification mechanism set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, Germfree paid the Company $6,720 as of December 31, 2024.

Pursuant to the Purchase Agreement, Germfree will exclusively manufacture and distribute OMPULs and supply the Company with OMPULs for use worldwide for ten years (the “Term”), under a license to all OMPUL-related intellectual property owned by the Company.

The Company will also license to Germfree the necessary technical package required to manufacture the OMPULs and will provide engineering services at a standard market rate with a statement of work to be agreed upon in advance. Germfree will provide service support for OMPULs including the provision of installation, commissioning, qualification, ongoing servicing, remote monitoring, and maintenance services for the facility, OMPULs, and related equipment. All intellectual property licensed to Germfree will remain the sole and exclusive property of the Company and all intellectual property or any improvements relating to the OMPULs or the OQMSF developed by Germfree will be the sole and exclusive property of Germfree.

On November 5, 2024, Germfree notified the Company of its intention not to lease any OMPULS back to the Company. Germfree confirmed that it has satisfied its obligations to the Company under the Purchase Agreement, and the Company therefore does not expect to receive any further payments thereunder. The Company therefore recognized the profit from the sale of the OMPUL as Other Income.

NOTE 14 –LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share for the periods indicated:

	Years ended December 31,
	2024	2023
	(in thousands, except per share data)
Basic and diluted:
Net loss attributable to Orgenesis Inc	$48,165	$55,361
Weighted average number of common shares outstanding	4,210,839	2,900,787
Net loss per share	$11.44	$19.08

For the year ended December 31, 2024, and December 31, 2023, all outstanding convertible notes, options, RSUs and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

Diluted loss per share excludes 2,156,406 shares underlying outstanding options, RSUs and warrants and 247,895 shares upon conversion of convertible loans for the year ended December 31, 2024, because the effect of their inclusion in the computation would be anti-dilutive. Diluted loss per share excludes 790,441 shares underlying outstanding options, RSUs and warrants and 715,775 shares upon conversion of convertible loans for the year ended December 31, 2023, because the effect of their inclusion in the computation would be antidilutive.

NOTE 15 – STOCK-BASED COMPENSATION

a.	Global Share Incentive Plan

The Company’s stockholders have approved the 2017 Equity Incentive Plan (the “2017 Plan”) under which, the Company had reserved a pool of 1,200,000 shares of the Company’s common stock, which may be issued at the discretion of the Company’s board of directors from time to time. Under this Plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with the vesting schedule that will be determined by the Company’s board of directors for each grant. The maximum contractual life term of the options is 10 years. As of December 31, 2024, total options available for grants under this plan are 841,019.

On May 23, 2012, the Company’s board of directors adopted the Global Share Incentive Plan 2012 (the “2012 Plan”) under which, the Company had reserved a pool of 100,000 shares of the Company’s common stock, which may be issued at the discretion of the Company’s board of directors from time to time. Under this plan, each option is exercisable into one share of common stock of the Company. The options may be exercised after vesting and in accordance with the vesting schedule that will be determined by the Company’s board of directors for each grant. The maximum contractual life term of the options is 10 years. As of December 31, 2024, total options available for grants under this plan are 76,982.

b.	Options Granted to Employees and Directors

Below is a table summarizing all of the options grants to employees and Directors made during the years ended December 31, 2024, and December 31, 2023:

	Year Ended	No. of options granted	Exercise price	Vesting period	Fair value at grant (in thousands)	Expiration period
Employees	December 31, 2024	61,100	$5-$6.4	67% vested quarterly over a period of two years, with the remaining amount vested quarterly over four years.	$260	10 years

Directors	December 31, 2024	76,522	$0.98-$10.3	4% annually over a period of three years, 84% vests immediately, and 12% vests on the one-year anniversary.	$412	10 years

Employees	December 31, 2023	31,800	$4.5-$13.6	51% Quarterly over a period of two years and the rest quarterly over a period of four years	148	10 years

Directors	December 31,2023	8,465	$4.5	On the one-year anniversary	$26	10 years

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

	Years Ended December 31,
	2024	2023
Value of one common share	$0.98-$10.3	$4.5-$13.6
Dividend yield	0%	0%
Expected stock price volatility	79%-110%	70%-80%
Risk free interest rate	3.86%-4.49%	3.9%-4.28%
Expected term (years)	2.5-6.06	5.5-6.06

A summary of the Company’s stock options granted to employees and directors as of December 31, 2024 and December 31, 2023 is presented below:

	Years Ended December 31
	2024		2023
	Number of Options	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $
Options outstanding at the beginning of the period	302,727	38.9	303,527	41.7
Changes during the period:
Granted	137,622	6.75	40,265	6.4
Exercised*	(25,519)	0.50	-	-
Expired	(29,059)	36.72	(17,884)	49.2
Forfeited	(14,732)	9.58	(23,181)	10.4
Options outstanding at end of the period	371,039	30.97	302,727	38.9
Options exercisable at end of the period	321,651	35.00	274,038	41.8

*	During the year ended December 31, 2024, the Company received $13 thousand from the exercise of employee options for the purchase of 25,519 shares of the Company’s Common Stock at a weighted average price of $0.50.

The following table presents summary information concerning the options granted and exercisable to employees and directors outstanding as of December 31, 2024 (in thousands, except per share data):

Exercise Price $	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $	Number of Exercisable Options	Aggregate Exercisable Options Value $
			(in thousands)		(in thousands)
0.98	7,585	9.95	7	-	-
4.5	9,161	8.91	-	6,161	28
5	17,500	8.01	-	8,750	44
6.3	21,250	9.52	-	3,750	24
6.4	50,684	9.42	-	37,522	240
6.5	625	9.52	-	-	-
10.3	32,281	9.56	-	32,281	332
13.6	2,434	7.11	-	1,922	26
18.6	8,465	3.22	-	8,465	157
20	27,653	6.16	-	29,400	588
20.1	4,700	4.25	-	4,700	94
28.9	8,465	2.85	-	8,465	245
29.6	2,800	6.08	-	2,800	83
29.9	34,945	4.07	-	34,945	1,045
31.4	250	4.90	-	250	8
45	2,000	4.37	-	2,000	90
46	13,080	4.01	-	13,080	602
47	625	0.49	-	625	29
48	46,662	1.45	-	46,662	2,240
50.2	2,100	3.41	-	2,100	105
50.7	4,950	2.45	-	4,950	251
51	2,087	5.17	-	2,087	106
51.2	7,550	5.11	-	7,550	387
59.9	27,155	3.02	-	27,154	1,626
68.4	1,200	5.38	-	1,200	82
72	8,333	2.43	-	8,333	600
83.6	24,999	3.49	-	24,999	2,090
89.1	1,500	3.46	-	1,500	134
	371,039	5.69	7	321,651	11,256

Costs incurred with respect to stock-based compensation for employees and directors for the years ended December 31, 2024 and December 31, 2023 were $ 640 thousand and $485 thousand, respectively. As of December 31, 2024, there was $ 177 thousand of unrecognized compensation costs related to non-vested employees and directors stock options, to be recorded over the next 3.5 years.

c.	Options Granted to Consultants and service providers

Below is a table summarizing all the compensation granted to consultants and service providers during the years ended December 31, 2024 and December 31, 2023:

	Year of grant	No. of options granted	Exercise price	Vesting period	Fair value at grant (in thousands)	Expiration period
Non-employees	2024	1,500	$6.7-$6.7	Quarterly over a period of two years	$9	10 years
Non-employees	2023	833	$13.6	Annually over a period of five years	$9	10 years

The fair value of options granted during 2024 and 2023 to consultants and service providers, was computed using the Black-Scholes model. The fair value of each stock option grant is estimated at the date of grant using a Black Scholes option pricing model. The volatility is based on the historical volatility of the Company, by statistical analysis of the weekly share price for past periods based on the expected term period, the expected term is the contractual term of each grant. The underlying data used for computing the fair value of the options are as follows:

	Years Ended December 31,
	2024	2023
Value of one common share	$6.7	$13.6
Dividend yield	0%	0%
Expected stock price volatility	87%	80%
Risk free interest rate	3.71%-3.76%	4.07%
Expected term (years)	10	10

A summary of the Company’s stock options granted to consultants and service providers as of December 31, 2024, and December 31, 2023 is presented below:

	Years Ended December 31,
	2024		2023
	Number of Options	Weighted Average Exercise Price $	Number of Options	Weighted Average Exercise Price $
Options outstanding at the beginning of the year	26,703	50.7	51,714	48.8
Changes during the year:
Granted	1,500	6.7	833	13.6
Expired	-	-	(2,333)	60.4
Forfeited	-	-	(23,511)	44.2
Cancelled	(1,500)	53.00	-	-
Options outstanding at end of the year	26,703	48.13	26,703	50.7
Options exercisable at end of the year	22,104	51.70	20,606	57.1

The following table presents summary information concerning the options granted and exercisable to consultants and service providers outstanding as of December 31, 2024 (in thousands, except per share data):

Exercise Price $	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $	Number of Exercisable Options	Aggregate Exercisable Options Value $
			(in thousands)		(in thousands)
6.7	1,500	9.68	-	1,000	7
13.6	833	8.44	-	-	-
20	2,833	7.46	-	2,000	40
29.6	750	6.96	-	750	22
29.9	2,000	5.22	-	2,000	60
40.9	2,500	4.75	-	2,500	102
44.2	512	2.93	-	512	23
45	1,333	4.53	-	500	23
46	2,000	5.96	-	400	18
48	833	1.94	-	833	40
50.7	500	4.19	-	500	25
59.9	1,666	3.81	-	1,666	100
68.4	750	5.38	-	750	51
70	7,000	4.83	-	7,000	490
83.4	860	3.52	-	860	72
84.3	833	3.04	-	833	70
	26,703	5.36	-	22,104	1,143

Costs incurred with respect to options granted to consultants and service providers for the years ended December 31, 2024 and December 31, 2023 were $ 41 and $63, respectively. As of December 31, 2024, there was $ 17 of unrecognized compensation costs related to non-vested consultants and service providers, to be recorded over the next 3.07 years.

d.	Restricted Stock Units (“RSUs”) Granted to Employees

Below is a table summarizing all the RSUs grants to employees and made during the years ended December 31, 2024:

	Year Ended	No. of options granted	Vesting period	Fair value at grant (in thousands)
Employees	December 31, 2024	8,250	Quarterly over a period of two years	$44
Employees	December 31, 2023	14,200	Quarterly over a period of two years	$50

The fair value of each RSUs grant is estimated based on the market value of the underlying stock at the date of grant.

A summary of the Company’s RSUs granted to employees as of December 31, 2024 is presented below:

	Years Ended December 31	Years Ended December 31
	2024	2023
	Number of RSUs	Number of RSUs
Options outstanding at the beginning of the period	14,200	-
Changes during the period:
Granted	8,250	14,200
Exercised	(12,410)	-
Forfeited	(1,306)	-
Options outstanding at end of the period	8,734	14,200

The following table presents summary information concerning the options granted and exercisable to employees and directors outstanding as of December 31, 2024 (in thousands, except per share data):

year	Number of Outstanding RSUs	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value $
			(in thousands)
2024	2,434	9.56	5
2023	6,300	8.99	12

Costs incurred with respect to RSUs compensation for employees for the years ended December 31, 2024 and December 31, 2023 were $46 and $0. As of December 31, 2024, there was $36 of unrecognized compensation costs related to non-vested employees RSUs, to be recorded over the next 1.39 years.

e. Shares and warrants issued to advisors.

Below is a table summarizing the shares and warrants grants to advisers during the period from January 1, 2024 to December 31, 2024:

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

For the period ended December 31, 2024
Value of one common share	$5.1-$8.4
Dividend yield	0%
Expected stock price volatility	87%-91%
Risk free interest rate	4.07%-4.68%
Expected term (years)	5

NOTE 16 – TAXES

a.	Corporate taxation in the U.S.

The corporate U.S. Federal Income tax rate applicable to the Company and its US subsidiaries is 21%.

As of December 31, 2024, the Company has an accumulated tax loss carryforward of approximately $48 million (as of December 31, 2023, approximately $36 million).

For U.S. federal income tax purposes, net operating losses (“NOLs”) arising in tax years beginning after December 31, 2017, the Internal Revenue Code of 1986, as amended (the “Code”) limits the ability to utilize NOL carryforwards to 80% of taxable income in tax years beginning after December 31, 2018. In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact the Company’s valuation allowance assessments for NOLs generated after December 31, 2017.

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

The Israeli Subsidiaries are taxed in accordance with Israeli tax laws. The corporate tax rate applicable to 2024 and 2023 are 23%.

As of December 31, 2024, the Israeli Subsidiary has an accumulated tax loss carryforward of approximately $10 million (as of December 31, 2023, approximately $10 million). Under the Israeli tax laws, carryforward tax losses have no expiration date.

c.	Deferred Taxes

The following table presents summary of information concerning the Company’s deferred taxes as of the years ending December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
	(U.S. dollars in thousands)
Deferred tax assets (liabilities), net:
Net operating loss carry forwards	$13,048	$12,331
Research and development expenses	4,466	3,932
Equity compensation	1,357	1,563
Employee benefits	80	70
Property, plants and equipment	(19)	(26)
Leases asset	-	66
Lease liability	-	(67)
Partnership Investment	31	8,627
Intangible assets	(1,455)	(1,629)
Bad debt allowance	2,910	575
Other	1,024	1,088
	21,442	26,530

Valuation allowance	(21,442)	(26,530)
Net deferred tax liabilities	$-	$-

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

The changes in valuation allowance are comprised as follows:

	December 31,
	2024	2023
	(U.S dollars in thousands)
Balance at the beginning of year	$(26,530)	$(14,753)
Deconsolidation of Octomera	-	1,252
Change during the year	5,088	(13,029)
Balance at end of year	$(21,442)	$(26,530)

d.	Reconciliation of the Theoretical Tax Expense to Actual Tax Expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for valuation allowance with respect to tax benefits from carry forward tax losses.

e.	Uncertain Tax Provisions

ASC Topic 740, “Income Taxes” requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the operating results of the Company. As of December 31, 2024, the Company has not accrued a provision for uncertain tax positions.

NOTE 17 – REVENUES

Disaggregation of Revenue

The following table disaggregates the Company’s revenues by major revenue streams.

	Years Ended December 31,
	2024	2023
	(in thousands)
Revenue stream:
Cell process development services and hospital services	$1,020	$515
License fees	15	15
Total	$1,035	$530

A breakdown of the revenues per customer what constituted at least 10% of revenues is as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Revenue earned:
Customer A (United States)	492	-
Customer B (United States)	300	280
Customer C (United States)	-	90
Customer D (United States)	150	280

Contract Assets and Liabilities

Contract assets are mainly comprised of accounts receivable net of allowance for doubtful debts, which includes amounts billed and currently due from customers.

The activity for accounts receivable is comprised of:

	Years Ended December 31,
	2024	2023
	(in thousands)

Balance as of beginning of period	$88	$36,183
Deconsolidation of Octomera	82	(5,985)
Additions	670	560
Collections	(1,268)	(6,230)
Allowances for credit losses	469	(24,388)
Exchange rate differences	(1)	(52)
Balance as of end of period	$40	$88

The activity for contract liabilities is comprised of:

	Years Ended December 31,
	2024	2023
	(in thousands)

Balance as of beginning of period	$200	$70
Reconsolidation (deconsolidation) of Octomera	110	(106)
Deconsolidation of OBI	(60)	-
Additions	300	236
Realizations	(445)	-
Balance as of end of period	$105	$200

NOTE 18 – COST OF DEVELOPMENT SERVICES AND RESEARCH AND DEVELOPMENT EXPENSES

	Years Ended December 31,
	2024	2023
	(in thousands)
Salaries and related expenses	$6,300	$4,800
Stock-based compensation	158	210
Subcontracting, professional and consulting services	745	3,662
Lab expenses	113	377
Depreciation expenses	620	312
Other research and development expenses	2,043	1,542
Less – grant	(357)	(280)
Total	$9,622	$10,623

d.	Asset Purchase Agreement with Broaden.

On July 10, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Broaden Bioscience and Technology Corp. (“Broaden”) for the purchase by the Company of the following assets (the “Assets”): The process and algorithms developed by Broaden for processing CAR-T, RACE CAR-T and all oncology products that will enable the Company to develop and sell treatments to third parties, which include Broaden’s rights, title and interests in and to all intellectual property, including, but not limited to, patents, patent applications, know-how, materials, licenses, permits and approvals related thereto. Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, the Company will pay Broaden an amount equal to the value of the Assets established with the assistance of a third party valuation firm not to exceed $11,000 (the “Consideration”), less a debt adjustment relating to $10,767 owed to the Company by Broaden for work performed and invoiced (but fully impaired in the Company’s financial statements) between August 2022 and May 2023 (the “Debt”), as detailed in the Purchase Agreement. The Consideration that exceeds the Debt will be payable at the election of the Company in shares of the Company’s common stock at a price of $30.0 per share or 10% above the market price at such time it is paid, whichever is higher, or a note with amortization in 24 months from the date of the Purchase Agreement, including prepayment provisions. The Company accounted for the Purchase agreement by recording the difference between the Consideration and Debt as research and development expenses, and the consideration that exceeds the debt was recorded in other long-term liabilities.

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

Pursuant to the Purchase Agreement, in consideration for the purchase of the Assets, the Company will pay Theracell an aggregate purchase price of $13,000 (the “Consideration”), which is equal to the value of the Assets established with the assistance of a third-party valuation firm, less a debt adjustment in the amount of $10,324 which was owed (but fully impaired in the Company’s financial statements) by Theracell to the Company (the “Debt”). The aggregate Consideration will be paid by the Company as follows: (i) $400 will be paid to Theracell within 60 days after signing of the Purchase Agreement, (ii) $250 will be paid to Theracell within one year after signing of the Purchase Agreement, and (iii) the remaining amount (less any Debt) will be paid to Theracell in four equal annual payments beginning on December 30, 2025 and ending on December 30, 2028. As of the date of this annual report on Form 10-K, the Company had paid Theracell $243. The Company accounted for the Purchase agreement by recording the difference between the Consideration and Debt as research and development expenses, and the consideration that exceeds the debt was recorded in short term or other long-term liabilities as appropriate.

NOTE 19 – FINANCIAL EXPENSES, NET

	Years Ended December 31,
	2024	2023
	(in thousands)
Interest expense on convertible loans	$3,737	$2,167
Foreign exchange loss, net	782	325
Other expense	(11)	7
Total	$4,508	$2,499

NOTE 20 – DECONSOLIDATION OF SUBSIDIARIES

Deconsolidation of Orgenesis Biotech Israel Limited (“OBI”)

On February 14, 2024, following a claim for payment by employees of OBI of past salaries due, the district court in Haifa, Israel appointed a trustee to run the affairs of OBI. As a result of this appointment, effective February 14, 2024, the Company no longer controlled OBI and has ceased to consolidate the results of OBI into its consolidated results. The Company recognized a loss as a result of the deconsolidation of $66. The Company does not currently believe that rehabilitation is possible and purchased certain OBI equipment.

The Company recorded $2,695 being what it owes to OBI under Accounts payable related Parties on the balance sheet of December 31, 2024.

The following table summarizes the deconsolidated assets and liabilities as of February 14, 2024:

Total assets acquired:
Cash and cash equivalents	$4
Property, plants and equipment, net	2,884
Other Assets	1,422
Total assets	$4,310

Total liabilities:	$4,244
Total Net Assets deconsolidated	$66
Loss from deconsolidation of OBI	$66

Deconsolidation of Korea, Belgium, Services

Deconsolidation of Orgenesis Korea

During 2024, following a claim for payment by employees of Orgenesis Korea of past salaries due, the court in Korea ordered the liquidation of Orgenesis Korea. As a result of thereof, effective October 1, 2024 , the Company no longer controlled Orgenesis Korea and has ceased to consolidate the results of Orgenesis Korea into its consolidated results. The Company recognized a profit as a result of the deconsolidation of $1,335.

Total assets acquired:
Cash and cash equivalents	$1
Property, plants and equipment, net	-
Other Assets	40
Total assets	$41

Total liabilities:	$749
Total Net liabilities deconsolidated	$708
Total accumulated other comprehensive income deconsolidated	$627
Profit from deconsolidation of Orgenesis Korea	$1,335

Deconsolidation of Orgenesis Belgium SRL and Orgenesis Services SRL (“the Belgian subsidiaries”)

On December 20, 2024, the Liège Business Court in Belgium appointed provisional liquidators for the Belgian subsidiaries. The Belgian subsidiaries had, on November 8, 2024, petitioned the Liège Business Court to allow a judicial reorganization pursuant to Article XX.41 of the Belgian Code of Economic Law. The petition followed the inability of the Belgian subsidiaries to pay employee payroll expenses and accounts payable.

As a result of thereof, effective December 20, 2024, the Company no longer controlled the Belgian subsidiaries and has ceased to consolidate their results into its consolidated results. The Company recognized a profit as a result of the deconsolidation of $3,213.

Orgenesis Belgium SRL
Total assets acquired:
Cash and cash equivalents	$
Property, plants and equipment, net		13
Other Assets		91
Total assets		$104

Total liabilities assumed:		$2,453
Total net liabilities deconsolidated		$2,349
Total Accumulated Other Comprehensive income deconsolidated		82
Profit from deconsolidation of Orgenesis Belgium SRL		$2,431

Orgenesis Services SRL
Total assets acquired:
Cash and cash equivalents	$5
Property, plants and equipment, net	768
Other Assets	124
Total assets	$897

Total liabilities assumed:	$1,852
Total net liabilities deconsolidated	$955
Total Accumulated Other Comprehensive loss deconsolidated	$(175)
Profit from deconsolidation of Orgenesis Services SRL	$782

The deconsolidation of the Belgian subsidiaries is described in this note. For related legal proceedings, including the appointment of provisional liquidators by the Liège Business Court, see note 22.

NOTE 21 – RELATED PARTIES TRANSACTIONS

a.	Related Parties presented in the consolidated statements of comprehensive loss

	Years ended December 31,
	2024	2023
	(in thousands)
Stock-based compensation expenses to executive officers	$89	$78
Stock-based compensation expenses to Board Members	$405	$99
Compensation of executive officers	$323	$690
Management and consulting fees to Board Members	$277	$380

b.	Related Parties presented in the consolidated balance sheets

	December 31,
	2024	2023
	(in thousands)
Executive officers’ payables	$225	$150
Non-executive directors’ payable	$543	$938
Amounts payable Orgenesis Biotech Israel Ltd	$(2,695)	$-

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

On November 1, 2023, a claim (the “Claim”) was filed in the Tel Aviv District Court (the “Court”) against the Company, the Israeli Subsidiary, and Vered Caplan (collectively, the “Defendants”) by Fidelity Venture Capital Ltd. and Dror Atzmon (together – the “Plaintiffs”). The claim is based on two agreements the Company entered into with the Plaintiffs on November 2, 2016: (a) an unsecured convertible note agreements for an aggregate amount of NIS 1 million ($280). The loan bears a monthly interest rate of 2% and will mature on May 1, 2017, unless converted earlier and (b) a consultation agreement which awarded the Plaintiffs 80 thousand warrants. The exercise price of the warrants and conversion price were fixed at $5.2 per share (pre-reverse stock split implemented by the Company in November 2017). On April 27, 2017, and November 2, 2017, the Company entered into extension agreements through November 2, 2017 and May 2, 2018, respectively, in connection with the convertible note agreements. In March 2018, the Plaintiffs submitted a notice of their intention to convert into shares the Company’s common stock, the principal amount of the loan, and accrued interest of approximately $383 outstanding. In addition, the Plaintiffs exercised all the warrants awarded in the consultation agreement. In light of the reverse stock split which took place in November 2017, the Company disagreed with the plaintiffs’ calculations regarding the number of issuable shares of Common Stock. The Company responded to the notice and rejected these contentions in their entirety. In April 2018, the Company terminated the agreements based on several claims, including mistake, intentional misrepresentation and bad faith. Therefore, the Company deposited the shares in total amount of 10,798 issued under those agreements and the principal amount and accrued interest of the loan in an escrow account. The deposit of the principal amount and accrued interest presented as restricted cash in the balance sheet as of December 31, 2024. Based on the calculation difference, in their Claim, the Plaintiffs request damages in the amount of NIS 40,143, and the issuance of 1,186,960 shares of the Company. The Defendants filed their statement of defense on April 15, 2024, in which they raised, among others, the aforementioned claims and additional procedural and substantial claims, including laches. The parties have agreed to start mediation proceeding in connection with the Claim. The mediation is currently taking place. According to management’s estimation, since the likelihood of the Plaintiffs winning the case is less than fifty percent, no provision was made in the financial statements.

On July 11, 2024, the Israeli subsidiary (Declared bankrupt by Israeli district court in August 2025) reached a settlement agreement regarding unpaid rentals sanctioned by the Tel Aviv Magistrate’s court pursuant to which the subsidiary will pay the amount of NIS 427,000 (approximately $114) including VAT to the lessor of leased premises no later than September 30, 2024, which includes a grace period for late payments. As of the date of this annual report on Form 10-K, the Company had paid all of the settlement amount less $47, and the lessor agreed to defer payment of the $47 to December 28, 2024. In the event that the Company fails to meet all of its obligations under the settlement agreement, the Company may be liable to pay an additional NIS 211,000 (approximately $57) over and above the amount still due, in respect of claims for unpaid rentals made by the lessor.

On December 20, 2024, the Liège Business Court in Belgium appointed provisional liquidators for Orgenesis Belgium SRL and Orgenesis Services SRL (“the Belgian subsidiaries”). The Belgian subsidiaries had, on November 8, 2024, petitioned the Liège Business Court to allow a judicial reorganization pursuant to Article XX.41 of the Belgian Code of Economic Law. The petition followed the inability of the Belgian subsidiaries to pay employee payroll expenses and accounts payable.

On December 19, 2024, Murray Bacal filed a complaint against Orgenesis, Inc. in the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida claiming non-payment for services provided pursuant to terms of a strategic advisor agreement. On June 8, 2025, the court entered a default final judgment against the Company for damages calculated to be $512 plus post-judgment interest. The Company has filed a motion to vacate the default final judgment as void for non-service of the complaint on the defendant.   On March 4, 2026, the Court vacated the default final judgment in its entirety.

On January 30, 2026, the Company, via service of process to the New York Secretary of State, was served with a complaint captioned “Newtech Investment Holdings, LLC, Ariel Malik, and Guy Hoffman vs. Orgenesis Inc. and Theracell Advanced Biotechnology Ltd.” The complaint requests specific performance. The complaint alleges that the Company and Theracell Advanced Biotechnology Ltd. entered into a Joint Venture Agreement dated December 25, 2022, and that rights previously assigned by the Company to Texas Advanced Therapies LLC were transferred to the plaintiffs upon the dissolution of Texas Advanced Therapies LLC. The Company disputes that the dissolution transferred those rights to the plaintiffs without the Company’s consent and intends to contest the claim vigorously, furthermore the JV Agreement contains a clause that in the event of a dissolution of any party to the agreement the JV agreement is terminated. On March 10, 2026, the court denied Plaintiffs’ motion to seal the Joint Venture Agreement in its entirety and directed the clerk to unseal the filed agreement.

Except as described above, the Company is not involved in any pending material legal proceedings.

NOTE 23 – SUBSEQUENT EVENTS

On January 22, 2025, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to $5,000,000 over a 24-month period (unless otherwise determined therein) in accordance with the terms and conditions of an Equity Purchase Agreement, dated as of January 22, 2025, by and between Orgenesis and the Investor. In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the ordinary shares issuable under the Equity Purchase Agreement, among other securities. The Investor agrees to fund $750,000 upon the Registration Statement being deemed effective by the SEC. During the remaining term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of ordinary shares of Orgenesis (such shares, the “Put Shares”) and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Put Shares shall be 90% of the market price defined as the average of the two (2) lowest Volume-Weighted Average Price (VWAP) for the five (5) consecutive trading days immediately preceding the relevant Clearing Date (defined therein), as reported by Bloomberg Finance L.P. or other reputable source. At the Company’s option, under an Accelerated Purchase Notice (defined therein), the Company may deliver a put notice by 11:00 AM on a particular day with a per share purchase price that would be the lowest traded price on that day. Further, in consideration of Orgenesis’ Put rights, the Investor shall be entitled to 168,182 ordinary shares of Orgenesis from the date of the Equity Purchase Agreement and pursuant to the Equity Purchase Agreement, the Investor may not acquire at any point, more than 9.99% of the outstanding ordinary shares of Orgenesis.

On February 28, 2025, the Company entered into an Agreement (the “Asset Purchase Agreement”) with Neurocords, LLC. (“Neurocords”) for the purchase by the Company of certain intellectual property assets and all development product, deliverables and data related thereto in the field of advanced regenerative medicine therapies for spinal cord injuries (SCI) (the “Assets”). In addition, Neurocords and Company entered into mutual releases against all future claims, and terminated certain licensing and related agreements previously entered into. In addition, the Company will have a three-month option at no further cost to receive an assignment of the William Rice University Option Agreement, dated November 24, 2024. Pursuant to the Asset Purchase Agreement, in consideration for the purchase of the Assets, the Company issued to Neurocords 1,200,000 shares of common stock, free and clear of any trading restrictions after the initial 6-month restricted period, or any other restrictions or third-party rights.

On August 9, 2025, Yaron Adler and Adam Pelavin notified Orgenesis Inc. (the “Company”), of their decision to resign as directors of the Company, effective immediately. Mr. Adler and Mr. Pelavin’s resignations were not the result of any disagreement with the Company, or its management on any matter relating to the Company’s operations, policies or practices.

On August 18, 2025, Santhosh Nagaraja notified Orgenesis Inc. (the “Company”), of his decision to resign as director of the Company, effective immediately. Mr. Nagaraja’s resignation was not the result of any disagreement with the Company, or its management on any matter relating to the Company’s operations, policies or practices.

On August 21, 2055, Ashish Nanda notified Orgenesis Inc. (the “Company”), of his decision to resign as director of the Company, effective immediately. Mr. Nanda’s resignation was not the result of any disagreement with the Company, or its management on any matter relating to the Company’s operations, policies or practices.

On August 6, 2025, the district court in Lod, Israel declared Orgenesis Limited, the Israeli subsidiary, bankrupt and ordered it to be dissolved.

On June 13, 2025 the Company and Germfree reached a settlement thus resolving any remaining differences between themselves.

On September 10, 2025, Theracell Laboratories IKE (“Theracell”), a subsidiary of Octomera LLC, which is a subsidiary of the Company, entered into a Convertible Loan Agreement (the “Agreement”) with Alpha Prosperity Fund SPC, acting on behalf of and for the account of Segregated Portfolio P (the “Lender”). Pursuant to the Agreement, the Lender agreed to provide Theracell with an initial loan in the principal amount of $1,000,000 (the “Loan”). The Loan will bear simple interest at a rate of 10% per annum and has a maturity of 36 months. For the first 30 days following the effective date, the Borrower may prepay the Loan without the consent of the Lender. Thereafter, repayment requires the Lender’s prior approval. Beginning after 30 days and continuing until maturity, the Lender has the option, at its sole discretion, to convert the outstanding amount into equity of either the Company or Theracell, such that the Lender would hold up to 80% of the outstanding share capital of the applicable entity. The conversion of the Loan into shares of the Company is subject to shareholder approval of the issuance of the required shares. In addition, the Agreement provides that the Lender will be issued a warrant to purchase 15% of the fully diluted share capital of either the Company or Theracell, at the Lender’s discretion, for an aggregate exercise price of $250,000 and exercisable for three years from issuance. The issuance of shares upon exercise of the warrant is likewise subject to shareholder approval of the issuance of such shares. Additional warrants would be issued in connection with each cumulative drawdown of an additional $1,000,000 under the credit facility referenced below. The Agreement further provides Theracell with access to a credit facility of up to $10,000,000, available in tranches with the Lender’s prior written approval in its sole discretion. Drawdowns under the facility are subject to the same terms as the Loan, other than the conversion feature. Theracell has drawn $10,000,000 under the credit facility as well as $775,000 paid over and above the $10,000,000 credit line amount as of the date of this annual report on Form 10-K. The previously outstanding debt facilities from Newtech Investment Holdings, LLC and Ariel Malik totaling $6,083,857 were repaid from the proceeds of the facility. The Agreement also provides that, following the lapse of 30 days from the Effective Date and subject to the receipt of all necessary corporate and legal approvals, the Lender may appoint three members to the Company’s Board of Directors, which appointments will be subject to the disclosure and filing requirements of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission.

On January 9th, 2026, the Company issued to Lender a warrant (the “Alpha Warrant”) exercisable for 3,289,490 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with a three year expiration and an aggregate exercise price equal to $250,000. The Alpha Warrant and the shares of Common Stock issuable upon exercise of such Warrant have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and shall be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On August 8, 2025, Mr. Victor Miller, the Chief Financial Officer, Treasurer and Secretary of the Company, resigned effective immediately from all positions he held with the Company to pursue other opportunities. Mr. Miller’s decision to resign did not result from any disagreement with the Company, its management or its board of directors on any matter, whether related to the Company’s operations, policies, practices or otherwise.

On March 10, 2026, the Company’s Board of Directors elected Adam Pelavin and Yaron Adler to serve as members of the Board, effective immediately, with terms expiring at the Company’s 2026 annual meeting of stockholders and thereafter until their successors are duly elected and qualified, or until earlier death, resignation, or removal. In connection with these elections, the Board approved fixing the size of the Board at four members. Mr. Pelavin was appointed to the audit committee, and Mr. Adler was appointed to the compensation committee.

On March 10, 2026, the Company appointed Douglas Karriker as its Chief Financial Officer, effective March 10, 2026. Mr. Karriker previously served in roles at the Company and has relevant employment experience. There is no arrangement or understanding pursuant to which he was selected as an officer, and the Company is not aware of any related-party transactions requiring disclosure under Item 404(a) of Regulation S-K.

